Form 10-K
period 2010-12-31
Park Sterling Corp
filed 2011-03-31
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35032
PARK STERLING CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	27-4107242

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1043 E. Morehead Street, Suite 201
Charlotte, North Carolina	28204

(Address of principal executive offices)	(Zip Code)
(704) 716-2134
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1943: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $30,334,000 (based on the average bid and asked price of $7.00 per share on June 30, 2010). For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
The number of shares of common stock of the registrant outstanding as of March 31, 2011 was 28,619,358.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders scheduled to be held on May 25, 2011 are incorporated by reference into Part III, Items 10-14.

PARK STERLING CORPORATION

PART I
EXPLANATORY NOTE
On January 1, 2011 (the “Effective Date”), Park Sterling Corporation (the “Company”) acquired all of the outstanding stock of Park Sterling Bank (the “Bank”) in a statutory share exchange transaction (the “Reorganization”) effected under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated October 22, 2010 (the “Agreement”). The Reorganization and the Agreement were approved by the Bank’s stockholders at a special meeting of the Bank’s stockholders held on November 23, 2010. Pursuant to the Reorganization, shares of the Bank’s common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
Prior to the Effective Date, the Bank’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, filed quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). As of the Effective Date, pursuant to Rule 12g-3 under the Exchange Act the Company is the successor registrant to the Bank, the Company’s common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company has become subject to the information requirements of the Exchange Act and files reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).
Prior to the Effective Date, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. The consolidated financial statements, discussions of those statements, market data and all other information presented herein, are those of the Bank.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Information set forth in this Annual Report on Form 10-K, including information incorporated by reference in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements made represent the Company’s current expectations, plans or forecasts of its future results and condition, including expectations regarding its new business strategy of engaging in bank mergers and organic growth and anticipated asset size, the proposed merger with Community Capital Corporation, the future growth in the markets in which the Company operates, refinement of the loan loss allowance methodology, recruiting of key leadership positions, decreases in construction and development loans and other changes in loan mix, changes in deposit mix, capital and liquidity levels, emerging regulatory expectations and measures, net interest income, credit trends and conditions, including loan losses, allowance, charge-offs, delinquency trends and nonperforming asset levels, and other similar matters. These statements are not guarantees of future results or performance and involve certain risks and uncertainties that are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including Item 1A. “Risk Factors,” and in any of the Company’s subsequent filings with the SEC: the Company’s inability to identify and successfully negotiate and complete combinations with potential merger partners, including Community Capital, or to successfully integrate such businesses into the Company, including the Company’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination including the proposed Community Capital merger; inability to obtain governmental approvals of the proposed Community Capital Corporation merger on the proposed terms and schedule; failure of Community Capital’s shareholders to approve the proposed merger; fluctuation in the trading price of Park Sterling’s stock prior to the closing of the proposed Community Capital merger, which would affect the total value of the proposed merger transaction; the effects of negative economic conditions, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of our allowance; deterioration in the credit quality of our loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in our investment securities portfolio; legal and regulatory developments; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting and the impact on the Company’s financial statements; the Company’s ability to attract new employees; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.
Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 1.	Business
General
Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s primary operations and business are its ownership of Park Sterling Bank (the “Bank”), its sole subsidiary. Our offices are located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204 and our phone number is (704) 716-2134.
The Bank was incorporated on September 8, 2006 as a North Carolina-chartered commercial bank and is the wholly-owned subsidiary of the Company. The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina. The Bank opened a branch in Wilmington, North Carolina, in October 2007 and in the SouthPark neighborhood of Charlotte in July 2008, and received approval from the State of North Carolina Office of the Commissioner of Banks (the “NC Commissioner”) in March 2011 to open a branch in Charleston, South Carolina.
We provide banking services to small and mid-sized businesses, owner-occupied and income producing real estate owners, real estate developers and builders, professionals and consumers doing business or residing within our target markets. Through our branches, the Bank provides a wide range of banking products, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts, certificates of deposit, overdraft protection, safe deposit boxes and online banking. Our lending activities include a range of short-to medium-term commercial, real estate, residential mortgage and home equity and personal loans. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. We strive to develop a personal relationship with our clients while at the same time offering traditional deposit and loan banking services. At December 31, 2010, we had approximately $616.1 million in assets, $399.8 million in loans, $407.8 million in deposits, and $177.1 million in shareholders’ equity.
Due to the diverse economic base of the markets in which it operates, the Company believes it is not dependent on any one or a few customers or types of commerce whose loss would have a material adverse effect on the Company.
As part of its operations, the Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. As a general rule, the Company expects to publicly announce material transactions when a definitive agreement has been reached.
Recent Developments
In August 2010, the Bank conducted a public offering of common stock (the “Public Offering”) which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking to acquire regional and community banks in the Carolinas and Virginia. We intend to become a regional-sized multi-state banking franchise through acquisitions and organic growth, seeking to reach a consolidated asset size of between $8 billion and $10 billion over the next several years. We are committed to building a banking franchise that is noted for sound risk management, superior client service and exceptional client relationships.
On January 1, 2011 (the “Effective Date”), the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Reorganization”) effected under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated October 22, 2010 (the “Agreement”). The Reorganization and the Agreement were approved by the Bank’s stockholders at a special meeting of the Bank’s stockholders held on November 23, 2010. Pursuant to the Reorganization, shares of the Bank’s common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
As part of the Bank’s change in strategy, immediately following the Public Offering, the Bank reduced the size of its board of directors from thirteen members to six members, maintaining two of the sitting directors, Larry W. Carroll and Thomas B. Henson, and adding four new directors, Walter C. Ayers, Leslie M. (Bud) Baker, James C. Cherry and Jeffrey S. Kane. Mr. Baker was named Chairman of the board of directors upon becoming a member. In March 2011, the board of directors of the Company, which mirrors that of the Bank, approved expanding its membership to seven and appointed Jean E. Davis as a director.

The Bank also reorganized its management team following the Public Offering. The new executive management team includes James C. Cherry, who became the Chief Executive Officer; David L. Gaines, who became the Chief Financial Officer; Nancy J. Foster, who became the Chief Risk Officer; and Bryan F. Kennedy, III, who was the President and Chief Executive Officer and remains the President.
On March 30, 2011, the Company and Community Capital Corporation (“Community Capital”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Community Capital will be merged with and into the Company, with the Company as the surviving entity (the “Merger”). Pursuant to the terms of the Merger Agreement, the Company will pay $3.30 per share of Community Capital common stock, with the consideration to be in the form of approximately 40% cash and approximately 60% in shares of the Company’s common stock. The Merger Agreement has been approved by the boards of directors of both the Company and Community Capital. The Merger is subject to customary closing conditions, including regulatory approval and Community Capital shareholder approval. As of December 31, 2010, Community Capital, which is headquartered in Greenwood, South Carolina, had $655.9 million in assets and operated 17 full service branches and one drive-through facility throughout South Carolina. For additional information, please see the Company’s Current Report on Form 8-K filed March 31, 2011.
Market Area
Our current primary market area consists of the Charlotte and Wilmington, North Carolina metropolitan statistical areas, or MSAs. During 2011, we intend to open a branch office in Charleston, South Carolina and have employed a veteran banker to serve as the South Carolina Market President. We plan to open additional branch offices and/or loan production offices in our target markets this year. Additional information regarding each of the existing locations is provided below.
Charlotte. Charlotte, the largest city in North or South Carolina, anchors an MSA with a total population of approximately 1.8 million in 2010, according to the Charlotte Chamber of Commerce. According to the U.S. Census Bureau, the population for the Charlotte-Gastonia-Rock Hill MSA increased 34.8% from 2000 to 2010. This population is expected to grow 14.8% between 2010 and 2015. Charlotte is a significant financial center and is currently home to nine Fortune 500 companies. Charlotte also has concentrations in the transportation, utilities, education, professional services and construction sectors. The 2010 median household income for the Charlotte MSA was $62,215 and is projected to grow 13.2% over the next five years.
Wilmington. Wilmington, a historic seaport and the largest city on the coast of North Carolina, anchors a metropolitan area covering New Hanover, Brunswick and Pender counties with a 2010 population of 367,101. The U.S. Census Bureau estimates that Wilmington’s MSA is expected to grow 13.2% from 2010 to 2015. Wilmington’s economy is diversified and includes tourism, shipping, pharmaceutical development, chemical and aircraft component manufacturing, and fiber optic industries. Wilmington is also a regional retail and medical center, with the New Hanover Regional Medical Center/Cape Fear Hospital ranking in the top ten largest medical facilities in the state. The median household income in 2010 for the Wilmington MSA was $49,403 and is projected to increase 13.2% over the next five years.
Charleston. Charleston, the second largest city in South Carolina, is located on the state’s coastline. According to the U.S. Census Bureau, the population for the Charleston-North Charleston-Summerville MSA was 671,833, a 22.3% increase since 2000. The area’s population is projected to grow 10.3% from 2010 to 2015. Charleston is the largest business and financial center for the southeastern section of South Carolina. The city is a popular tourist destination, with a large number of restaurants, hotels and retail stores. The manufacturing, shipping and medical industries are also key economic sectors in Charleston. The 2010 median household income for the Charleston MSA was $51,065 and is expected to grow 12.6% from 2010 to 2015.
Competition
We compete for deposits in our banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing United States government securities, and all other organizations and institutions engaged in money market transactions. In our lending activities, we compete with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Commercial banking in the Charlotte and Wilmington markets, and in our targeted markets of the Carolinas and Virginia generally, is extremely competitive.

There were a total of 48 FDIC-insured institutions operating in the Charlotte MSA as of June 30, 2010. Those institutions operated 447 offices within the Charlotte MSA, holding approximately $90 billion in deposits. Of those institutions, the Company ranked twelfth in deposit market share, holding 0.43% of the total dollar amount of deposits held in the market.
The Wilmington MSA, although smaller than the Charlotte market, is also very competitive. As of June 30, 2010, a total of 23 institutions operated 138 offices within the MSA, holding approximately $6 billion in deposits. The Bank ranked eighteenth in deposit market share in the Wilmington MSA with 0.58% of the total dollar amount of deposits in the market.
Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of client service, community reputation, continuity of personnel and services, and, in the case of larger commercial clients, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our competitors have greater resources, broader geographic markets and higher lending limits than we do, and they can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than we can. To counter these competitive disadvantages, we depend on our reputation as a community bank in our local market, our direct client contact, our ability to make credit and other business decisions locally, and our personalized service.
In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, a North Carolina commercial bank may be required to compete not only with other North Carolina-based financial institutions, but also with out-of-state financial institutions which may acquire North Carolina institutions, establish or acquire branch offices in North Carolina, or otherwise offer financial services across state lines, thereby adding to the competitive atmosphere of the industry in general. In terms of assets, we are currently one of the smaller commercial banks in North Carolina.
Employees
As of February 28, 2011, we employed a total of 65 people and had 63 full time equivalent employees. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.
Supervision and Regulation
Bank holding companies and commercial banks are subject to extensive supervision and regulation by federal and state agencies. Regulation of bank holding companies and banks is intended primarily for the protection of consumers, depositors, borrowers, the federal Deposit Insurance Fund (the “DIF”) and the banking system as a whole and not for the protection of shareholders or creditors. The following is a brief summary of certain statutory and regulatory provisions applicable to the Company and the Bank. This discussion is qualified in its entirety by reference to such regulations and statutes.
Financial Reform Legislation. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. The following items provide brief descriptions of certain provisions of the Dodd-Frank Act.
Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

The Bureau of Consumer Financial Protection. The Dodd-Frank Act creates the Bureau within the Federal Reserve System. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.
Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act, among other things: (i) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (iv) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.
Many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

General. As a registered bank holding company, the Company is subject to regulation under BHC Act and to inspection, examination and supervision by the Federal Reserve Board. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders and require that a bank holding company divest subsidiaries, including subsidiary banks. The Company is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of the Bank.
The Bank is a North Carolina-chartered commercial nonmember bank subject to regulation, supervision and examination by its chartering regulator, the North Carolina Commissioner of Banks (the “NC Commissioner”), and by the FDIC, as deposit insurer and primary federal regulator. As an insured depository institution, numerous federal and state laws, as well as regulations promulgated by the FDIC and the NC Commissioner, govern many aspects of the Bank’s operations. The NC Commissioner and the FDIC regulate and monitor compliance with these state and federal laws and regulations, as well as the Bank’s operations and activities including, but not limited to, loan and lease loss reserves, lending and mortgage operations, interest rates paid on deposits and received on loans, the payment of dividends to the Company, and the establishment of branches. The Bank is a member of the Federal Home Loan Bank of Atlanta, which is one of the 12 regional banks comprising the FHLB system.
In addition to state and federal banking laws, regulations and regulatory agencies, the Company and the Bank are subject to various other laws, regulations and supervision and examination by other regulatory agencies, including with respect to the Company the SEC and NASDAQ.
Bank Holding Companies. The Federal Reserve Board is authorized to adopt regulations affecting various aspects of bank holding companies. In general, the BHC Act limits the business of bank holding companies and its subsidiaries to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.
The BHC Act requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.
The Company also is subject to the North Carolina Bank Holding Company Act of 1984. This state legislation requires the Company, by virtue of its ownership of the Bank, to register as a bank holding company with the NC Commissioner.
The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Graham-Leach-Bliley Act”) amended a number of federal banking laws affecting the Company and the Bank. In particular, the Graham-Leach-Bliley Act permits a bank holding company to elect to become a “financial holding company,” provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered “financial in nature”, as defined by the Graham-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. We remain a bank holding company, but may at some time in the future elect to become a financial holding company.
Interstate Banking and Branching. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of those acquisitions under state law, subject to certain exceptions. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, unless a state determined to “opt out” of coverage under this provision. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. North Carolina opted in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank could establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks to establish de novo branches in that state under substantially the same terms as allowed in North Carolina. Virginia also amended its laws to provide for de novo branching of out-of-state banks in Virginia on a reciprocal basis. South Carolina law was amended to permit interstate branching through acquisitions but not de novo branching by an out-of-state bank.

The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as North Carolina, South Carolina and Virginia. This law effectively permits out-of-state banks to open de novo branches in states where the laws of the state where the do novo branch to be opened would permit a bank chartered by that state to open a de novo branch.
Safety and Soundness Regulations. The Federal Reserve Board has enforcement powers over bank holding companies and has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil monetary penalties or other actions.
There also are a number of obligations and restrictions imposed on bank holding companies and their depositary institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the DIF in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary bank. Under this policy, the Federal Reserve Board may require a holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the holding company’s shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.
In addition, the “cross guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled depository institution.
Federal and state banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of a North Carolina state bank) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The NC Commissioner also has the authority to take possession of a North Carolina state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.
Capital Adequacy Guidelines. The various federal bank regulators, including the Federal Reserve Board and the FDIC, have adopted substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations, including bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum prescribed levels, whether because of its financial condition or actual or anticipated growth. The risk-based guidelines define a three-tier capital framework: Tier 1 capital is defined to include the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain servicing assets), certain credit-enhancing interest-only strips, deferred tax assets in excess of certain thresholds and certain other items. Tier 2 capital includes qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses. Tier 3 capital includes primarily qualifying unsecured subordinated debt. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries is equal to qualifying total capital. Under the risk-based guidelines, the Company and the Bank are required to maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and a minimum ratio of Total Capital to risk-weighted assets of 8%.
Each of the federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, also has established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. All other institutions must maintain a minimum leverage capital ratio of not less than 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. As a condition of its non-objection to our notice filed under the Change in Bank Control Act in connection with the Bank’s Public Offering, the FDIC has required that the Bank maintain a minimum leverage capital ratio of not less than 10% for three years following the completion of this offering.

To assess a bank’s capital adequacy, federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of exposure to declines in the economic value of a bank’s capital due to changes in interest rates. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Applicable considerations include the quality of the bank’s interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. In addition, pursuant to FDICIA, the various regulatory agencies have prescribed certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and such agencies may take action against a financial institution that does not meet the applicable standards.
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Generally, an institution will be treated as “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by any such regulatory authority to meet a specific capital level. An institution will be treated as “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% in some cases) and it is not considered a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% will be treated as “undercapitalized.” An institution that has total risk-based capital ratio of less than 6%, Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% will be treated as “significantly undercapitalized,” and an institution that has a tangible capital to assets ratio equal to or less than 2% will be deemed to be “critically undercapitalized.”
Under these guidelines, the Bank was considered “well capitalized” as of December 31, 2010.
Deposit Insurance and Assessments. The Bank’s deposits are insured by the DIF as administered by the FDIC, up to the applicable limits set by law, and are subject to the deposit insurance premium assessments of the DIF. The DIF imposes a risk-based deposit insurance premium system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.
In the second quarter of 2009, the FDIC levied a special assessment on all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital on June 30, 2009. The special assessment was part of the FDIC’s efforts to rebuild the DIF following a series of bank failures and a projection of future failures. In November 2009, the FDIC published a final rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly assessments in December 2009 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Our prepayment amount was approximately $2.3 million. This prepayment was booked a prepaid expense and is being expensed based upon the regular quarterly assessments.

On January 12, 2010, the FDIC’s board of directors approved an Advance Notice of Proposed Rulemaking, or ANPR, entitled “Incorporating Executive Compensation Criteria into the Risk Assessment System.” The ANPR requests comment on ways in which the FDIC can amend its risk-based deposit insurance assessment system to account for risks posed by certain employee compensation programs. The FDIC’s goals include providing an incentive for insured depository institutions to adopt compensation programs that align employee interest with the long-term interests of the institution and its stakeholders, including the FDIC. In order to accomplish this goal, the FDIC would adjust assessment rates in a manner commensurate with the risks presented by an institution’s compensation program. Examples of compensation program features that meet the FDIC’s goals include: (i) providing significant portions of performance-based compensation in the form of restricted, non-discounted company stock to those employees whose activities present a significant risk to the institution; (ii) vesting significant awards of company stock over multiple years and subject to some form of claw-back mechanism to account for the outcome of risks assumed in earlier periods; and (iii) administering the program through a board committee composed of independent directors with input from independent compensation professionals.
The Dodd-Frank Act amends the manner in which deposit insurance assessments are calculated. As opposed to a percentage of total deposits, the Dodd-Frank Act provides that assessments will be calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period.
Dividends and Repurchase Limitations. The payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law. In addition, as a bank holding company, the Company must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its consolidated net worth during any twelve-month period unless the Company (i) both before and after the repurchase satisfies capital requirements for “well capitalized” bank holding companies; (ii) is well managed; and (iii) is not the subject of any unresolved supervisory issues.
The Company is a legal entity separate and apart from the Bank. The primary source of funds for distributions paid by the Company is dividends from the Bank, and the Bank is subject to laws and regulations that limit the amount of dividends it can pay. North Carolina law provides that, subject to certain capital requirements, the Bank generally may declare a dividend out of undivided profits as the board of directors deems expedient.
In addition to the foregoing, the ability of either the Company or the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Furthermore, if in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Company, its shareholders and its creditors to participate in any distribution of assets or earnings of the Bank is further subject to the prior claims of creditors against the Bank.
Transactions with Affiliates of the Bank. Transactions between an insured bank and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls or is under common control with the bank. Sections 23A and 23B, as implemented by the Federal Reserve Board’s Regulation W, (i) limit the extent to which a bank or its subsidiaries may engage in covered transactions (including extensions of credit) with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limit such transactions with all affiliates to an amount equal to 20% of capital stock and retained earnings; (ii) require collateralization of between 100 and 130% for extensions of credit to an affiliate; and (iii) require that all affiliated transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchasing of assets, issuing of guarantees and other similar types of transactions and pursuant to the Dodd-Frank Act includes derivative securities lending and similar transactions. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that prevailing at the time for similar transactions with non-affiliates.
Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), any insured depository institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA neither establishes specific lending requirements or programs for institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain bank applications, including applications for additional branches and acquisitions. Failure to adequately meet the credit needs of the community it serves could impose additional requirements or limitations on a bank or delay action on an application to the FDIC. The Bank received a “satisfactory” rating in its most recent CRA examination, dated October 22, 2008.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank’s board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.
Bank Secrecy Act. We are subject to the Bank Secrecy Act, or BSA, as amended by the USA PATRIOT Act. The BSA gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The BSA takes measures intended to encourage information sharing among institutions, bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on a broad range of financial institutions, including the Company. The following obligations are among those imposed by the BSA:
• Financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.
• Financial institutions must satisfy minimum standards with respect to customer identification and verification, including adoption of a written customer identification program appropriate for the institution’s size, location and business.
• Financial institutions that establish, maintain, administer or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific and where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering through these accounts.
• Financial institutions may not establish, maintain, administer or manage correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country).
• Bank regulators are directed to consider a bank’s effectiveness in combating money laundering when ruling on certain applications.
CRE and C&D Concentration Guidance. In 2006 and again in 2008, federal banking agencies, including the FDIC, issued guidance designed to emphasize risk management for institutions with significant commercial real estate (“CRE”) and construction and development (“C&D”) loan concentrations. The guidance reinforces and enhances the FDIC’s existing regulations and guidelines for real estate lending and loan portfolio management and emphasizes the importance of strong capital and loan loss allowance levels and robust credit risk- management practices for institutions with significant CRE and C&D exposure. While the defined thresholds past which a bank is deemed to have a concentration in CRE loans prompt enhanced risk management protocols, the guidance does not establish specific lending limits. Rather, the guidance seeks to promote sound risk management practices that will enable banks to continue to pursue CRE and C&D lending in a safe and sound manner. In addition, a bank should perform periodic market analyses for the various property types and geographic markets represented in its portfolio and perform portfolio level stress tests or sensitivity analyses to quantify the impact of changing economic conditions on asset quality, earnings and capital.
Consumer Laws and Regulations. Banks are also subject to certain laws and regulations that are designed to protect consumers. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and consumer privacy protection provisions of the Gramm-Leach-Bliley Act and comparable state laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions deal with consumers. With respect to consumer privacy, the Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) new certification responsibilities for the Chief Executive Officer and the Chief Financial Officer with respect to the Company’s financial statements; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) new and increased civil and criminal penalties for violation of the federal securities laws.
Proposed Legislation and Regulatory Action. Rules and statutes are frequently promulgated and enacted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. Included among current proposals are discussions around the restructuring of the regulatory framework in which we operate. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.
Website Access to the Company’s SEC Filings
The Company maintains an Internet website at www.parksterlingbank.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company’s website into this Annual Report on Form 10-K). The Company makes available, free of charge on or through this website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files each such report or amendment with, or furnishes it to, the SEC.

Item 1A.	Risk Factors
In addition to the other information included and incorporated by reference in this Annual Report on Form 10-K, you should carefully consider the risk factors and uncertainties described below in evaluating an investment in the Company’s common stock. Additional risks and uncertainties not currently known to the Company, or which the Company currently deems not material, also may adversely impact the Company’s business operations. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.
Risks Associated with Our Growth Strategy
We may not be able to implement aspects of our growth strategy.
Our growth strategy contemplates the future expansion of our business and operations both organically and by acquisitions such as through the establishment or acquisition of banks and banking offices in our market area and other markets in the Carolinas and Virginia. Implementing these aspects of our growth strategy depends, in part, on our ability to successfully identify acquisition opportunities and strategic partners that will complement our operating philosophy and to successfully integrate their operations with ours as well as generate loans and deposits of acceptable risk and expense. To successfully acquire or establish banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, we may not be able to identify suitable opportunities for further growth and expansion, or if we do, we may not be able to successfully integrate these new operations into our business.
As consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We will compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.
We cannot assure you that we will have opportunities to acquire other financial institutions or acquire or establish any new branches or loan production offices, or that we will be able to negotiate, finance and complete any opportunities available to us.

If we are unable to effectively implement our growth strategies, our business and results of operations may be materially and adversely affected.
Future expansion involves risks.
The acquisition of other financial institutions or parts of those institutions, or the establishment of de novo branch offices and loan production offices involves a number of risks, including the risk that:
•	we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;
•	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;
•	the institutions we acquire may have distressed assets and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;
•	we may be required to take write-downs or write-offs, restructuring and impairment, or other charges related to the institutions we acquire that could have a significant negative effect on our financial condition and results of operations;
•	there may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;
•	we may not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our results of operations or result in dilution to our existing shareholders;
•	our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business and we may not be able to successfully integrate such operations and personnel;
•	we may not be able to obtain regulatory approval for an acquisition;
•	we may enter new markets where we lack local experience or which introduce new risks to our operations, or which otherwise result in adverse effects on our results of operations;
•	we may introduce new products and services we are not equipped to manage or which introduce new risks to our operations, or which otherwise result in adverse effects on our results of operations;
•	we may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which results in adverse short-term effects on our results of operations;
•	we may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations and financial condition; or
•	we may lose key employees and clients.
We cannot assure you that we will be able to successfully integrate any banking offices that we acquire into our operations or retain the clients of those offices. If any of these risks occur in connection with our expansion efforts, it may have a material and adverse effect on our results of operations and financial condition.
We may not be able to maintain and manage our organic growth, which may adversely affect our results of operations and financial condition.
We have grown rapidly since we commenced operations in October 2006, and our modified business strategy contemplates significant acceleration in such growth, both organically and through acquisitions. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits or in introducing new products and services at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our historical or modified organic growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or our inability to effectively manage our growth, could adversely affect our results of operations and financial condition.

New bank office facilities and other facilities may not be profitable.
We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up new bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase our noninterest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches or loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If we are not able to do so, our earnings would be negatively impacted.
Acquisition of assets and assumption of liabilities may expose us to intangible asset risk which could impact our results of operations and financial condition.
In connection with any acquisitions, as required by U.S. generally accepted accounting principles (“GAAP”), we will record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions may result in our recording intangible assets, including deposit intangibles and goodwill. We will perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of any goodwill and may trigger impairment losses, which could be materially adverse to our results of operations and financial condition.
The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.
Our growth strategy contemplates that we will expand our business and operations to other markets in the Carolinas and Virginia. We intend to primarily target market areas which we believe possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which we may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.
We may need additional access to capital, which we may be unable to obtain on attractive terms or at all.
We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth, or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Risks Associated with Our Business
The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
Although we remain well capitalized and have not suffered from liquidity issues, we are operating in an economic environment that remains challenging and uncertain. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment, including continued job losses, could have an adverse affect on our borrowers, or their clients, which could adversely affect our financial condition and results of operations. In addition, an extended deterioration in local economic conditions in our markets and target markets could drive losses beyond those which are or will be provided for in our allowance for loan losses and result in the following consequences:
•	increases in loan delinquencies;
•	increases in nonperforming assets and foreclosures;
•	decreases in demand for our products and services, which could adversely affect our liquidity position;
•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce clients’ borrowing power; and
•	decreases in our ability to raise additional capital on terms acceptable to us or at all
Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected.
Our estimated allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.
We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. The risks inherent in our loan portfolio have been exacerbated by the negative developments in the financial markets and the economy in general, and additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. We significantly increased our allowance for loan losses in 2010. However, no assurance can be given that the allowance will be adequate to cover loan losses inherent in our loan portfolio, and we may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future. Any increase in our allowance for loan losses would have an adverse effect on our results of operations and financial condition.
If our nonperforming assets increase, our earnings will suffer.
At December 31, 2010, our nonperforming assets totaled approximately $42.2 million, or 6.84% of total assets. Our nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or other real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well write-downs from time to time, as appropriate, of the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance, and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings may be adversely affected.

Our concentration in loans secured by real estate, particularly commercial real estate and construction and development, may increase our loan losses.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market areas. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.
At December 31, 2010, approximately 86% of our loans had real estate as a primary or secondary component of collateral and includes a significant portion of loans secured by commercial real estate and construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Over the past year, real estate values in our market areas have declined and may continue to decline. Continued declines in real estate values expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans, particularly when there is a downturn in the business cycle. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions and a downturn in the local economy or in occupancy rates in the local economy where the property is located, each of which could increase the likelihood of default on the loan. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on our results of operations and financial condition.
Banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on our results of operations.
Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, which could adversely impact our results of operations.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate.
The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood values; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of and demand for rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental rules, regulations and fiscal policies; and acts of God.
Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating income producing real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.
We maintain a number of large lending relationships, any of which could have a material adverse effect on our results of operations if our borrowers were not to perform according to the terms of these loans.
We maintain a number of large lending relationships. Our ten largest lending relationships (including aggregate exposure to guarantors) at December 31, 2010, range from $6.2 million to $9.6 million and averaged $7.7 million. One of these lending relationships, representing $6.2 million in loans, was included in nonperforming loans at December 31, 2010. The deterioration of one or more additional large relationship loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

As a result of our limited operating history, our loan portfolio is unseasoned.
Our loan portfolio consists of loans made by us since we began operations in October 2006. It is difficult to assess the future performance of our loan portfolio due to the recent origination of our loans. Industry experience shows that in most cases it takes several years for loan difficulties to become apparent. At December 31, 2010, 48 loans, with a combined outstanding balance of $40.9 million, were classified as nonaccrual (generally, loans contractually past due 90 days or more as to principal or interest, for which terms are renegotiated below market levels in response to a financially distressed borrower or guarantor, or where substantial doubt about full repayment of principal or interest is evident). At December 31, 2010, we had loans totaling $73.3 million on our watch list, including the $40.9 million in nonaccrual loans. We can give no assurance that other loans, including the remaining loans on our watch list, will not become nonperforming or delinquent, which could adversely affect our results of operations and financial condition.
Our reliance on time deposits, including out-of-market and brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our results of operations.
We rely on deposits for funds to make loans and provide for our other liquidity needs. Our loan demand has exceeded the rate at which we have been able to build core deposits. As a result, we have relied heavily on time deposits, especially brokered certificates of deposit, as a source of funds. Although we have focused recently on decreasing our reliance on brokered deposits, as of December 31, 2010, brokered deposits and other wholesale sources comprised approximately 29.01% of our total liabilities. Such deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to replace these deposits as they mature would adversely affect our liquidity. Additionally, we are regulated by the FDIC, which requires us to maintain certain capital levels to be considered well capitalized. If we fail to maintain these capital levels, we would lose our ability to obtain funding through brokered deposits, absent receipt of a waiver from the FDIC. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and results of operations.
Recent negative developments in the financial industry and the increased level of recent bank failures may lead to regulatory changes that may adversely affect our operations and results.
Recent negative developments in the credit markets and in the general economy have resulted in uncertainty in the financial markets in general with the expectation of the current economic downturn continuing throughout 2011. As a result, commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years, and the high rate at which banks have been placed in federal receivership during 2009 and 2010 is unprecedented. As a result, there is a potential for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.
The FDIC deposit insurance assessments that we are required to pay may increase in the future, which would have an adverse effect on our earnings.
As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessments are required to ensure that the FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits, and the Dodd-Frank Act requires this reserve ratio to increase to 1.35% by 2020. The recent failures of several financial institutions have significantly increased the DIF’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions. In the second quarter of 2009, the FDIC levied a special assessment on insured depository institutions equal to 5 basis points of the institution’s total assets less Tier 1 capital. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the DIF on December 31, 2009.
In addition, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact requirements of such a rule are not yet known, but such a rule could increase the amount of premiums we must pay for FDIC insurance. Furthermore, the FDIC announced a proposed rule on April 13, 2010, that, if adopted, would alter the initial and total base assessment rates applicable to all insured depository institutions effective January 1, 2011, with actual total assessment rates being set 3 basis points higher than the rates in effect on January 1, 2010, in accordance with the Amended Restoration Plan that the FDIC adopted on September 29, 2009. The Dodd-Frank Act has changed the formula for calculating deposit insurance assessments. Pursuant to the Dodd-Frank Act, assessments are calculated as a percentage of average total consolidated assets less average tangible equity during the assessment period, rather than as a percentage of total deposits. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings.
During the years ended December 31, 2010 and 2009, we incurred approximately $648,000 and $900,000, respectively, in deposit insurance expense. Due to the recent increases in the assessment rates, and the potential for additional increases due to proposed FDIC rules, as well as our growth strategy, we may be required to pay additional amounts to the DIF. If the deposit insurance premium assessment rate applicable to us increases again, whether because of our risk classification, because of emergency assessments, or because of another uniform increase or prepayment requirements, our earnings could be further adversely impacted.
Recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry may not stabilize the U.S. financial system.
Numerous actions have been taken by the U.S. Congress, the Federal Reserve Board, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007. The Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Dodd-Frank Act reduced the size of that program, known as the Troubled Asset Relief Program, or TARP, from $700 billion to $475 billion and prohibits the establishment of additional programs under TARP. Under the U.S. Treasury’s Capital Purchase Program, or CPP, the U.S. Treasury committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000, and the Dodd-Frank Act made the increase permanent.
On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.
In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009. Finally, the Dodd-Frank Act, which was enacted in July 2010, will result in significant regulatory initiatives that could have a significant and possibly adverse impact on the financial services industry, including us.
We cannot predict the actual effects of the Dodd-Frank Act, EESA, the ARRA, future legislative and regulatory reform measures and various governmental, regulatory, monetary, and fiscal initiatives which have been and may be enacted on the economy, the financial markets, or us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

Our net interest income could be negatively affected by further interest rate adjustments by the Federal Reserve Board.
As a financial institution, our earnings are dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve Board’s policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of our assets and liabilities. As a result, an increase or decrease in market interest rates could have a material adverse effect on our net interest margin and results of operations. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand, business, and results of operations.
In response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve Board has taken action on nine occasions to reduce interest rates by a total of 450 basis points since September 2007, which contributed to a decline in our net interest income in 2010. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, results of operations, cash flows, and/or the price of our securities.
We are subject to extensive regulation that could limit or restrict our activities.
We operate in a highly regulated industry and currently are subject to examination, supervision, and comprehensive regulation by the NC Commissioner, the FDIC and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, locations of offices, and the ability to accept brokered deposits on which we currently rely heavily to fund our operations. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, deposit funding strategy, and results of operations would be materially and adversely affected. Our failure to remain well capitalized and well managed for regulatory purposes could affect client confidence, our ability to execute our business strategies, our ability to grow assets or establish new branches, our ability to obtain or renew brokered deposits, our cost of funds and FDIC insurance, our ability to pay dividends on our common stock, and our ability to make acquisitions.
The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance could adversely affect our ability to operate profitably.
Our success depends significantly on economic conditions in our market areas.
Unlike larger organizations that are more geographically diversified, our banking offices are currently concentrated in North Carolina. Even if our change in strategy is successful, we expect that our banking offices will remain primarily concentrated in North Carolina, South Carolina and Virginia. As a result of this geographic concentration, our financial results will depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate further, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. Prolonged continuation of the current economic downturn caused by inflation, recession, unemployment, government action, or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business.
In addition, some portions of our target market are in coastal areas which are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties, decrease the value of real estate collateral for our loans, and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

Current levels of market volatility are unprecedented.
The capital and credit markets have in recent years been experiencing volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.
We rely heavily on the services of key executives and directors, a number of which are new additions to our management team.
Following our Public Offering in August 2010, we changed our management team and reduced the size of and reconstituted our Board of Directors. Our growth strategy contemplates continued services and expertise of these persons in the different markets in which we seek to expand. The loss of the services of any of these persons could have an adverse impact on our ability to execute our growth strategy or on our business, operations and financial condition.
To be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.
The banking business in our target markets is highly competitive. Many of our existing and potential competitors are larger and have greater resources than we do and have been in existence a longer period of time. We compete with these institutions both in attracting deposits and originating loans. We may not be able to attract clients away from our competition. We compete for loans and deposits with the following types of institutions: `
•	other commercial banks
•	savings banks
•	thrifts
•	trust companies
•	credit unions
•	securities brokerage firms
•	mortgage brokers
•	insurance companies
•	mutual funds
•	industrial loan companies
Competitors that are not depository institutions are generally not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Other competitors are subject to similar regulation but have the advantages of larger established client bases, higher lending limits, extensive branch networks, greater advertising and marketing budgets, or other factors.
Our legal lending limit is determined by law and is calculated as a percentage of our capital and unimpaired surplus. The size of the loans which we are able to offer to our clients is less than the size of the loans that larger competitors are able to offer. This limit may affect our success in establishing relationships with the larger businesses in our market. We may not be able to successfully compete with the larger banks in our target markets.

Liquidity needs of the Company could adversely affect our results of operations and financial condition.
The primary sources of funds for the Bank are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments, and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as additional out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.
We depend on the accuracy and completeness of information about clients and counterparties, which, if incorrect or incomplete, could harm our earnings.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients, counterparties or other third parties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on information provided to us, such as financial statements that do not comply with GAAP and may be materially misleading.
Negative public opinion could damage our reputation and adversely impact our earnings.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our operations. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action and adversely impact our results of operations. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.
We are subject to security and operational risks relating to our use of technology that, if not managed properly, could damage our reputation, business or operating results.
To conduct our business, we rely heavily on technology-driven products and services and on communications and information systems. Our future success will depend, in part, on our ability to address our clients’ needs by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in operations. Furthermore, any failure, interruption or breach of the security of our information systems could result in failures or disruptions in our client relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, we cannot assure investors that we can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
Risks Related to an Investment in our common stock
We may issue additional shares of stock or equity derivative securities, including awards to current and future executive officers, directors and employees, that could result in dilution of your investment.
Our authorized capital includes 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2011, we had 28,619,358 shares of common stock outstanding and had reserved or otherwise set aside for issuance 2,373,632 shares underlying outstanding options and 412,000 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to the Company’s equity incentive plans. Subject to NASDAQ rules, our Board of Directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We may seek additional equity capital in the future as we develop our business and expand our operations, or we may issue additional equity in connection with the acquisition of strategic partners. These issuances would dilute the ownership interests of current shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current shareholders.

In addition, the issuance of shares under the equity compensation plans will result in dilution of our shareholder’s ownership of our common stock. The exercise price of stock options could also adversely affect the terms on which we can obtain additional capital. Option holders are most likely to exercise their options when the exercise price is less than the market price for our common stock. They may profit from any increase in the stock price without assuming the risks of ownership of the underlying shares of common stock by exercising their options and selling the stock immediately.
Our stock price may be volatile, which could result in losses to our investors and litigation against us.
Our stock price has been volatile in the past and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns and other issues related to the financial services industry. Fluctuations in our stock price may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of fluctuation in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business, which could result in losses to our investors.
Future sales of our common stock by our shareholders or the perception that those sales could occur may cause our common stock price to decline.
Although our common stock is listed for trading in the NASDAQ Global Market, the trading volume in our common stock may be lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the potential for lower relative trading volume in our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.
State laws and provisions in our articles of incorporation or bylaws could make it more difficult for another company to purchase us, even though such a purchase may increase shareholder value.
In many cases, shareholders may receive a premium for their shares if we were purchased by another company. State law and our articles of incorporation and bylaws could make it difficult for anyone to purchase us without approval of our Board of Directors. For example, our articles of incorporation divide the Board of Directors into three classes of directors serving staggered three-year terms with approximately one-third of the Board of Directors elected at each annual meeting of shareholders. This classification of directors makes it difficult for shareholders to change the composition of the Board of Directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of directors, whether or not a change in the Board of Directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable.
We do not currently intend to pay dividends and may be unable to pay dividends in the future.
We do not intend to pay dividends in the foreseeable future. If we determine to pay dividends in the future, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Our ability to pay dividends also is limited by regulatory restrictions and the need to maintain sufficient capital. If these regulatory requirements are not satisfied, we would be unable to pay dividends on our common stock.

Moreover, Park Sterling Corporation is a bank holding company that is a separate and distinct legal entity from the Bank. As a result, our ability to make dividend payments, if any, on our common stock would depend primarily upon the receipt of dividends and other distributions received from the Bank. Various federal and state regulations limit the amount of dividends that the Bank may pay to the Company.
In addition, our right to participate in any distribution of assets of the Bank or any other subsidiary of the Company from time to time upon the subsidiary’s liquidation or otherwise, and thus the ability of our shareholders to benefit indirectly from such distribution, will be subject to the prior claims of creditors of the subsidiary, except to the extent any of our claims as a creditor of the subsidiary may be recognized. As a result, our common stock effectively will be subordinated to all existing and future liabilities and obligations of the Bank and any other subsidiaries we may have.
Your right to receive liquidation and dividend payments on the common stock is junior to our existing and future indebtedness and to any other senior securities we may issue in the future.
Shares our common stock are equity interests in us and do not constitute indebtedness. This means that shares of our common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation. As of December 31, 2010, we had approximately $6.9 million of subordinated debt, in addition to our other liabilities, which would have been senior in right of payment to our common stock and we may incur additional indebtedness from time to time without the approval of the holders of our common stock.
Additionally, our Board of Directors is authorized to issue classes or series of preferred stock in the future without any action on the part of our common shareholders. Our common shareholders would be subject to the prior dividend and liquidation rights of holders of any preferred stock outstanding.
Our common stock is not insured by the FDIC.
Our common stock is not a savings or deposit account, and is not insured by the FDIC or any other governmental agency and is subject to risk, including the possible loss of all or some principal.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company leases 16,265 square feet in a building located at 1043 E. Morehead Street, Charlotte, North Carolina that serves as its corporate headquarters and a branch office location. In February 2011, the Company leased 7,965 square feet in a building adjacent to the Morehead Street location to accommodate the Company’s expanding operations. Both of the buildings are owned by an entity with respect to which a former director is president.
The Company owns its branch office location in the SouthPark neighborhood of Charlotte, North Carolina and leases a branch office location in Wilmington, North Carolina. In February 2011, the Company leased an office location in Charleston, South Carolina, where we intend to open a branch. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining.

Item 3.	Legal Proceedings
There are no pending material legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders [Removed and reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for the Common Stock of the Company. Since the Public Offering, shares of the Company’s common stock (and prior to the Reorganization, the Bank’s common stock) have been traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “PSTB”. Prior to the Public Offering, shares of the Bank’s common stock were traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “PSTB.OB.” The following table sets forth: (i) since August 13, 2010, the date that trading began on NASDAQ, the high and low sales prices for the common stock, as reported on NASDAQ, and (ii) prior to August 13, 2010, the high and low bid information for the common stock, as reported on the OTCBB, in each case for the calendar quarters or shorter period indicated. The OTCBB bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There may have been other transactions in the Bank’s common stock during such periods referenced of which we are not aware.

	Common Stock
2010	High	Low
First Quarter	$6.50	$5.80
Second Quarter	8.95	6.24
Third Quarter (through August 12, 2010)	8.91	6.35
Third Quarter (August 13, 2010 through September 30, 2010)	6.45	5.56
Fourth Quarter	6.40	5.03

	Common Stock
2009	High	Low
First Quarter	$9.00	$5.50
Second Quarter	7.20	6.00
Third Quarter	7.00	5.50
Fourth Quarter	6.75	6.00
As of March 7, 2011, the Company had approximately 172 shareholders of record.
Dividend Policy. To date, no cash dividends have been paid with respect to our common stock. The current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company, therefore, we do not anticipate paying cash dividends in the foreseeable future. At such time as the Board of Directors contemplates a change in the dividend policy, the Company’s ability to pay dividends will be subject to the restrictions of North Carolina law, various statutory limitations and its organizational documents, and may be dependent on the receipt of dividends from the Bank, payment of which is subject to regulatory restrictions.
Unregistered sales of equity securities. During 2010, the Bank did not have any unregistered sales of equity securities except as previously reported on the Bank’s Current Report on Form 8-K dated August 18, 2010 and filed with the FDIC and did not have any repurchases of its common stock.
Securities authorized for issuance under equity compensation plans. The information required by Item 201(d) is set forth in Part III, Item 12.

Item 6.	— Selected Financial Data

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006 (1)
	(Dollars in thousands, except per share data)
Operating Data
Total interest income	$22,642	$21,668	$20,102	$10,988	$690
Total interest expense	7,607	9,290	10,471	4,837	134

Net interest income	15,035	12,378	9,631	6,151	556
Provision for loan losses	17,005	3,272	2,544	2,758	640

Net interest income (loss) after provision	(1,970)	9,106	7,087	3,393	(84)
Noninterest income (loss)	130	(293)	26	13	1
Noninterest expense	11,057	7,997	7,099	5,278	1,811

Income (loss) before taxes	(12,897)	816	14	(1,872)	(1,894)
Income tax expense (benefit)	(5,038)	239	(1,532)	—	—

Net income (loss)	$(7,859)	$577	$1,546	$(1,872)	$(1,894)

Per Share Data (2)
Basic earnings (loss) per common share	$(0.58)	$0.12	$0.31	$(0.38)	$(0.38)
Diluted earnings (loss) per common share	$(0.58)	$0.12	$0.31	$(0.38)	$(0.38)
Weighted-average common shares outstanding:
Basic	13,558,221	4,951,098	4,951,098	4,950,355	4,950,000
Diluted	13,558,221	4,951,098	5,000,933	4,950,355	4,950,000

Balance Sheet Data
Cash and cash equivalents	$65,378	$23,238	$16,511	$1,423	$20,371
Investment securities	140,590	42,567	31,588	14,883	4,572
Loans	399,829	397,564	371,272	226,541	42,647
Allowance for loan losses	(12,424)	(7,402)	(5,568)	(3,398)	(640)
Total assets	616,108	473,855	428,073	246,667	68,424
Deposits	407,820	392,633	351,327	185,602	25,409
Borrowings	20,874	26,989	27,962	16,804	—
Subordinated debt	6,895	6,895	—	—	—
Stockholders’ equity	$177,101	$46,095	$45,697	$42,421	$42,964

(1)	Operating and per share data from September 8, 2006 (date of incorporation) to December 31, 2006.

(2)	Per share data has been adjusted for the effects of an eleven-for-ten stock split in the third quarter of 2008.

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006 (1)
Profitability Ratios
Return on average total assets	-1.46%	0.13%	0.46%	-1.27%
Return on average shareholders’ equity	-8.00%	1.26%	3.59%	-4.43%
Net interest margin (2)	2.95%	2.76%	2.88%	4.22%
Efficiency ratio (3)	71.39%	64.19%	73.51%	85.62%

Asset Quality Ratios
Net charge-offs to total loans	3.00%	0.36%	0.09%	0.00%
Allowance for loan losses to total loans	3.11%	1.86%	1.50%	1.50%
Nonperforming assets to total loans and OREO	10.51%	1.06%	0.38%	—
Nonperforming assets to total assets	6.84%	0.89%	0.33%	—

Liquidity Ratios
Net loans to total deposits	94.99%	99.37%	104.09%	120.23%
Liquidity ratio	50.50%	15.81%	13.69%	8.79%
Equity to total assets	28.75%	9.73%	10.67%	17.20%

Capital Ratios
Tangible common equity to tangible assets (4)	28.75%	9.73%	10.67%	17.20%
Tier 1 leverage	27.39%	9.40%	10.71%	19.67%
Tier 1 risk-based capital	40.20%	10.66%	10.92%	16.84%
Total risk-based capital	43.06%	13.55%	12.71%	18.09%

(1)	Bank incorporated on September 8, 2006. Information is not meaningful and has been excluded.

(2)	Net interest margin is presented on a tax equivalent basis.

(3)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income. Gains and losses on sales of securities and OREO are excluded from the calculation.

(4)	Information regarding the calculation of these non-GAAP measures is included in Results of Operations in Item 7. under the caption “Summary”.

The following tables set forth the unaudited consolidated selected quarterly statement of income (loss) for the years ended December 31:
Consolidated Selected Quarterly Statement of Income (Loss)

	2010 (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)
Total interest income	$5,793	$5,559	$5,639	$5,651
Total interest expense	1,896	1,929	1,882	1,900

Net interest income	3,897	3,630	3,757	3,751
Provision for loan losses	8,237	6,143	1,094	1,531

Net interest income (loss) after provision	(4,340)	(2,513)	2,663	2,220
Noninterest income	43	26	23	38
Noninterest expense	3,548	2,990	2,477	2,042

Income (loss) before taxes	(7,845)	(5,477)	209	216
Income tax expense (benefit)	(3,324)	(1,809)	36	59

Net income (loss)	$(4,521)	$(3,668)	$173	$157

Basic earnings (loss) per common share	$(0.16)	$(0.23)	$0.03	$0.03
Diluted earnings (loss) per common share	$(0.16)	$(0.23)	$0.03	$0.03

	2009 (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)
Total interest income	$5,650	$5,568	$5,389	$5,061
Total interest expense	2,021	2,283	2,336	2,650

Net interest income	3,629	3,285	3,053	2,411
Provision for loan losses	1,418	1,150	419	285

Net interest income after provision	2,211	2,135	2,634	2,126
Noninterest income (loss)	14	26	(335)	2
Noninterest expense	2,078	2,018	2,044	1,857

Income before taxes	147	143	255	271
Income tax expense	29	27	97	86

Net income	$118	$116	$158	$185

Basic earnings per common share	$0.02	$0.02	$0.03	$0.03
Diluted earnings per common share	$0.02	$0.02	$0.03	$0.03

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth in Part I, Item 1A. “Risk Factors” and in the Company’s consolidated financial statements and notes thereto (“Consolidated Financial Statements”) contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report.
Summary of Recent Events
The Company was formed on October 6, 2010 to serve as the holding company for the Bank and is a bank holding company registered with the Federal Reserve Board under the BHC Act. At present, the Company’s primary operations and business are that of owning the Bank.

The Bank was incorporated on September 8, 2006 as a North Carolina-chartered commercial bank and is a subsidiary of the Company. The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina. The Bank opened a branch in Wilmington, North Carolina, in October 2007 and in the SouthPark neighborhood of Charlotte in July 2008, and received approval from the NC Commissioner in March 2011 to open a branch in Charleston, South Carolina.
On January 1, 2011, the Company acquired all of the outstanding common stock of the Bank, on a one-for-one basis, in a statutory share exchange transaction effected under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated October 22, 2010. Prior to the January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. The consolidated financial statements, discussions of those statements, market data and all other operating information presented herein, are those of the Bank on a stand-alone basis.
In August 2010, the Bank conducted the Public Offering which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking to acquire regional and community banks in the Carolinas and Virginia. We intend to become a regional-sized multi-state banking franchise through acquisitions and organic growth, seeking to reach a consolidated asset size of between $8 billion and $10 billion over the next several years. We are committed to building a banking franchise that is noted for sound risk management, superior client service and exceptional client relationships.
As part of the Bank’s change in strategy, immediately following the Public Offering, the Bank reduced the size of its board of directors from thirteen members to six members, maintaining two of the sitting directors, Larry W. Carroll and Thomas B. Henson, and adding four new directors, Walter C. Ayers, Leslie M. (Bud) Baker, James C. Cherry and Jeffrey S. Kane. Mr. Baker was named Chairman of the board of directors upon becoming a member. In March 2011, the board of directors of the Company, which mirrors that of the Bank, approved expanding its membership to seven and appointed Jean E. Davis as a director.
The Bank also reorganized its management team following the Public Offering. The new executive management team includes James C. Cherry, who became the Chief Executive Officer; David L. Gaines, who became the Chief Financial Officer; Nancy J. Foster, who became the Chief Risk Officer; and Bryan F. Kennedy, III, who was the President and Chief Executive Officer and remains the President.
On March 30, 2011, the Company and Community Capital Corporation (“Community Capital”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Community Capital will be merged with and into the Company, with the Company as the surviving entity (the “Merger”). Pursuant to the terms of the Merger Agreement, the Company will pay $3.30 per share of Community Capital common stock, with the consideration to be in the form of approximately 40% cash and approximately 60% in shares of the Company’s common stock. The Merger Agreement has been approved by the boards of directors of both the Company and Community Capital. The Merger is subject to customary closing conditions, including regulatory approval and Community Capital shareholder approval. As of December 31, 2010, Community Capital, which is headquartered in Greenwood, South Carolina, had $655.9 million in assets and operated 17 full service branches and one drive-through facility throughout South Carolina. For additional information, please see the Company’s Current Report on Form 8-K filed March 31, 2011.
Critical Accounting Policies
In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note B — Summary of Significant Accounting Policies to the Consolidated Financial Statements. While all of these policies are important to understanding the consolidated financial statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note D — Loans to the Consolidated Financial Statements.
Income Taxes. Income taxes are provided based on the liability method of accounting, which includes the recognition of deferred tax assets and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, The Company records deferred tax assets when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.
A valuation allowance is recognized to reduce any deferred tax assets for which, based upon available information, it is more-likely-than-not that all or any portion will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and evaluation. In most cases, the realization of deferred tax assets is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. Management has prepared a forecast which includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on our forecast and other judgmental elements, management determined no valuation allowances were needed at either December 31, 2010 or 2009.
Fair Value Measurements. As a financial services company, the carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established. Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities, or result in material changes to the financial statements, from period to period.
Detailed information regarding fair value measurements can be found in Note M — Fair Value of Financial Instruments to the Consolidated Financial Statements. The following is a summary of those assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:
Available-for-Sale Investment Securities. Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices or determined by pricing models that consider observable market data. However, the fair value of certain investment securities must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities. As a result, management’s determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods.
Impaired loans. For loans considered impaired, the amount of impairment loss recognized is determined based on a discounted cash flow analysis or the fair value of the underlying collateral if repayment is expected solely from the sale of the collateral. The vast majority of the collateral securing impaired loans is real estate, although it may also include accounts receivable and equipment, inventory or similar personal property.
Results of Operations
Summary. The Company recorded a net loss of $7.9 million, or $(0.58) per diluted share, for the year ended December 31, 2010, compared to net income of $577 thousand, or $0.12 per diluted share, for the year ended December 31, 2009 and net income of $1.5 million, or $0.31 per diluted share, for the year ended December 31, 2008.

The net loss for the fourth quarter of 2010 was $4.5 million, or $(0.16) per share, compared to the fourth quarter of 2009 net income of $118 thousand, or $0.02 per diluted share, and a net loss of $3.7 million, or $(0.23) per diluted share, for the third quarter of 2010.
As a result of the Public Offering, diluted weighted average shares increased from 4,951,098 in 2009 to 13,558,221 in 2010. Diluted weighted average shares for the fourth quarter of 2009 and the third and fourth quarters of 2010 were 4,951,098, 15,998,924 and 28,051,098, respectively.
The return on average assets in 2010 was (1.46)% compared to 0.13% in 2009 and 0.46% in 2008. The return on average shareholders’ equity was (8.0)% in 2010 compared to 1.26% in 2009 and 3.59% in 2008.
In addition to traditional capital measurements, management uses tangible equity and related ratios, which are non-GAAP financial measures, to evaluate the adequacy of shareholders’ equity and to facilitate comparisons with peers. The following table presents these non-GAAP financial measures and reconciles the calculation of tangible assets and tangible equity to the related amounts as reported in the Company’s Consolidated Financial Statements at December 31:
Non-GAAP Financial Measures

	2010	2009	2008
	(Dollars in thousands, except share and per share amounts)
Tangible assets:
Total assets	$616,108	$473,855	$428,073
Less: intangible assets	—	—	—

Tangible assets	$616,108	$473,855	$428,073

Tangible common equity:
Total common equity	$177,101	$46,095	$45,697
Less: intangible assets	—	—	—

Tangible common equity	$177,101	$46,095	$45,697

Tangible common equity to tangible assets:
Tangible common equity	$177,101	$46,095	$45,697
Divided by: tangible assets	616,108	473,855	428,073

Tangible common equity to tangible assets	28.75%	9.73%	10.68%

Tangible book value per share:
Tangible common equity	$177,101	$46,095	$45,697
Divided by: period end outstanding shares	28,051,098	4,951,098	4,951,098

Tangible common book value per share	$6.31	$9.31	$9.23

Net Income (Loss). The following table summarizes components of net income (loss) and the changes in those components for the years ended December 31:
Components of Net Income (Loss)

	2010	2009	2008	Change 2010 vs. 2009		Change 2009 vs. 2008
	(Dollars in thousands)
Interest income	$22,642	$21,668	$20,102	$974	4.5%	$1,566	7.8%
Interest expense	7,607	9,290	10,471	(1,683)	-18.1%	(1,181)	-11.3%

Net interest income	15,035	12,378	9,631	2,657	21.5%	2,747	28.5%
Provision for loan losses	17,005	3,272	2,544	13,733	419.7%	728	28.6%
Noninterest income	130	(293)	26	423	-144.4%	(319)	-1226.9%
Noninterest expense	11,057	7,997	7,099	3,060	38.3%	898	12.6%

Net income (loss) before taxes	(12,897)	816	14	(13,713)	-1680.5%	802	5728.6%
Income tax expense (benefit)	(5,038)	239	(1,532)	(5,277)	-2207.9%	1,771	-115.6%

Net income (loss)	$(7,859)	$577	$1,546	$(8,436)	-1462.0%	$(969)	-62.7%

The Company incurred a net loss of $7.9 million for the year ended December 31, 2010, compared to net income of $577 thousand for the year ended December 31, 2009. The change in our results of operations in 2010 includes an increase of $2.7 million in net interest income, offset primarily by increases of $13.7 million in the provision for loan losses, $1.7 million in salary and benefit costs and other noninterest expenses such as legal and due diligence expenses incurred in connection with the Bank becoming a public company and engaging in the process of acquiring regional and community banks, less a $5.0 million tax benefit recorded as a result of the loss for the year.

Net income for the year ended December 31, 2009 was $577 thousand, compared to $1.5 million for the year ended December 31, 2008. Net income for 2008 increased by $1.5 million as a result of a deferred tax allowance that was released during 2008. During 2009, our results of operations includes a $2.7 million increase in net interest income compared to 2008 and is offset primarily by increases of $728 thousand in the provision for loan losses, impairment charges related to an investment in a large correspondent bank in the amount of $698 thousand and an increase in FDIC assessments of $765 thousand.
Details of the changes in the various components of net income (loss) are further discussed below.
Net Interest Income and Expense. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management.
Net interest income for 2010 totaled $15.0 million compared to $12.4 million in 2009, an increase of $2.6 million, or 21.5%. This increase is primarily attributable to a reduction in interest expense due to a decrease in the cost of funds for time deposits along with an increase in average investments and federal funds sold of $61.4 million as a result of investing the proceeds received from the Public Offering. Net interest income increased $2.7 million in 2009 to $12.4 million from $9.6 in 2008. The increase in 2009 is primarily a result of an increase in average loan balances and a reduction in interest expense due to a decrease in the cost of funds for time deposits.

The following table summarizes the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the years ended December 31:
Net Interest Margin

	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans with fees (1)	$399,965	$20,260	5.07%	$389,036	$19,710	5.07%	$307,665	$18,767	6.10%
Federal funds sold	45,794	107	0.23%	19,274	41	0.21%	3,677	60	1.63%
Investment securities — taxable	57,877	1,567	2.71%	26,153	1,365	5.22%	19,345	1,112	5.75%
Investment securities — tax-exempt (2)	14,378	1,045	7.27%	11,264	867	7.70%	2,336	174	7.45%
Other interest-earning assets	6,341	66	1.04%	3,314	19	0.57%	1,847	56	3.03%

Total interest-earning assets	524,355	23,045	4.39%	449,041	22,002	4.90%	334,870	20,169	6.02%

Allowance for loan losses	(9,556)			(6,307)			(4,517)
Cash and due from banks	7,340			4,695			1,866
Premises and equipment	4,602			4,788			4,647
Other assets	10,496			7,462			2,030

Total assets	$537,237			$459,679			$338,896

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$9,831	$10	0.10%	$8,205	$6	0.07%	$4,374	$8	0.18%
Savings and money market	50,954	398	0.78%	42,249	347	0.82%	44,202	989	2.24%
Time deposits — core	189,841	3,615	1.90%	146,109	4,086	2.80%	82,384	3,338	4.05%
Time deposits — brokered	125,123	2,254	1.80%	161,331	3,882	2.41%	124,123	5,481	4.42%

Total interest-bearing deposits	375,749	6,277	1.67%	357,894	8,321	2.32%	255,083	9,816	3.85%
Federal Home Loan Bank advances	22,110	572	2.59%	25,000	590	2.36%	20,164	535	2.65%
Other borrowings	8,755	758	8.66%	6,124	379	6.19%	5,598	120	2.14%

Total borrowed funds	30,865	1,330	4.31%	31,124	969	3.11%	25,762	655	2.54%

Total interest-bearing liabilities	406,614	7,607	1.87%	389,018	9,290	2.39%	280,845	10,471	3.73%

Net interest rate spread		15,438	2.52%		12,712	2.51%		9,698	2.29%

Noninterest-bearing demand deposits	30,462			22,039			12,438
Other liabilities	1,735			2,685			2,552
Shareholders’ equity	98,426			45,937			43,061

Total liabilities and shareholders’ equity	$537,237			$459,679			$338,896

Net interest margin			2.94%			2.83%			2.90%

(1)	Nonaccrual loans are included in the average loan balances.

(2)	Interest income and yields are presented on a fully tax-equivalent basis.
The following table details the calculation of fully tax-equivalent net interest income for the years ended December 31:
Tax Equivalent Adjustments

	2010	2009	2008
	(Dollars in thousands)
Net interest income, as reported	$15,035	$12,378	$9,631
Tax equivalent adjustments	403	334	67

Fully tax equivalent net interest income	$15,438	$12,712	$9,698

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid by us on such assets and liabilities:
Volume and Rate Variance Analysis

	Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$554	$(4)	$550	$4,543	$(3,600)	$943
Federal funds sold	59	7	66	144	(163)	(19)
Investment securities — taxable	1,257	(1,055)	202	373	(120)	253
Investment securities — tax-exempt	233	(56)	177	676	17	693
Other interest-earning assets	24	23	47	26	(63)	(37)

Total earning assets	2,128	(1,085)	1,043	5,763	(3,930)	1,833

Interest-bearing liabilities:
Interest bearing demand	1	3	4	5	(7)	(2)
Savings and money market	70	(19)	51	(30)	(612)	(642)
Time deposits — core	1,028	(1,499)	(471)	2,182	(1,434)	748
Time deposits — brokered	(762)	(866)	(1,628)	1,269	(2,868)	(1,599)

Total interest bearing deposits	337	(2,381)	(2,044)	3,426	(4,921)	(1,495)

Federal Home Loan Bank advances	(71)	53	(18)	121	(66)	56
Other borrowings	195	184	379	22	237	259

Total borrowed funds	124	237	361	143	171	314

Total interest-bearing liabilities	461	(2,144)	(1,683)	3,569	(4,750)	(1,181)

Increase in net interest income	$1,668	$1,059	$2,726	$2,194	$820	$3,014

Net interest income on a tax equivalent basis totaled $15.4 million in 2010 as compared to $12.7 million in 2009. The interest rate spread, which represents the rate earned on interest-earning assets less the rate paid on interest-bearing liabilities, was 2.52% in 2010, a slight increase from the 2009 net interest spread of 2.51%. The net yield on interest-earning assets in 2010 increased to 2.94% from the 2009 net interest margin of 2.83%.
Tax equivalent interest income increased $1.0 million, or 4.7%, in 2010 primarily due to an increase in the average balance of loans, investments and federal funds sold. The yield on interest-earning assets decreased to 4.39% in 2010 from 4.90% in 2009 as a result of a decrease in the average yield received on investments. Average interest-earning assets increased $75.3 million primarily as the result of a $10.9 million increase in average loans and a $61.4 million increase in average investment securities over 2009.
Interest expense decreased $1.7 million, or 18%, in 2010 due to a decrease in the average rate paid on interest-bearing liabilities. The cost of funds decreased to 1.87% in 2010 from 2.39% in 2009. This decrease in the cost of funds was primarily attributable to decreases in the average rate paid on time deposits. The $17.6 million growth in average interest-bearing liabilities was primarily attributable to an increase in interest-bearing savings and money market accounts and core time deposits offset by a $36.0 million decrease in brokered certificates of deposit.
In 2009, net interest income on a tax equivalent basis increased $3.0 million, or 31%, to $12.7 million from $9.7 million in 2008. The net interest margin was 2.83% in 2009, a slight decrease from the 2008 net interest margin of 2.90%. The net yield on interest-earning assets in 2009 decreased to 4.90% from the 2008 net interest margin of 6.02%.
The Company’s hedging policies permit the use of various derivative financial instruments to manage exposure to changes in interest rates. Details of derivatives and hedging activities are set forth in Note L — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth below in the section entitled “Interest Rate Sensitivity”.
Provision for Loan Losses. The provision for loan losses was $17.0 million, $3.3 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in the 2010 and the 2009 provisions resulted from the negative impact on our loan portfolio of the continued economic downturn that persists across our markets and a 2010 refinement to our allowance for loan loss methodology which introduced a more comprehensive qualitative component. We had $12.0 million in net charge-offs during 2010, compared to $1.4 million and $374 thousand during 2009 and 2008, respectively. Please see the section below entitled “Financial Condition —Allowance for Loan Losses” for a more complete discussion of our policy for addressing potential loan losses.

Noninterest Income. Noninterest income is not a major component of our earnings. We have a minimal amount of noninterest income from service charges. In 2010 and 2008, noninterest income of $130 thousand and $26 thousand, respectively, consisted primarily of the sales and calls of available-for-sale securities. In 2009, noninterest income of $(293) thousand included impairment charges on an investment in a large correspondent bank totaling $698 thousand which offset income of $405 thousand consisting primarily of the sales and calls of available-for-sale securities.
Noninterest Expense. Total noninterest expense was $11.0 million for 2010, an increase of 38% from 2009. Noninterest expense for 2009 increased 13% to $8.0 million from $7.1 million in 2008.
Salaries and employee benefits expenses were $6.4 million in 2010, compared to $4.7 million during 2009, an increase of $1.7 million, or 36%, following a $34 thousand, or (.7)%, decrease in salaries and employee benefits expenses in 2009 compared to 2008. The increase in salaries and employee benefits in 2010 is primarily due to an increase in compensation and related benefits for additional employees as we expanded our management team and added other personnel to pursue the change in business plan following our Public Offering of common stock. This included compensation expense for share-based compensation plans of $810 thousand, $642 thousand and $665 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
Occupancy expenses were $916 thousand in 2010, compared to $820 thousand during 2009, an increase of $96 thousand, or 12%, following an increase of $100 thousand, or 14%, in occupancy expenses in 2009 over 2008. The increase in 2010 is primarily due to an increase in expenses associated with additional corporate office space and in 2009, the increase is primarily related to a full year’s expenses associated with a new branch opened in 2008.
Legal and professional fees were $445 thousand in 2010, compared to $212 thousand during 2009, an increase of $233 thousand, or 110%, and did not change in 2009 compared to 2008. This 2010 increase is a result of legal and consulting fees associated with being a publicly held company.
Deposit charges and FDIC insurance decreased $237 thousand in 2010 compared to 2009, primarily as a result of a special assessment levied by the FDIC in the second quarter of 2009 in an effort to rebuild the DIF. Deposit charges and FDIC insurance increased $774 thousand in 2009 compared to 2008, primarily as a result of a special assessment levied by the FDIC in the second quarter of 2009 in an effort to rebuild the DIF. We were required to prepay $2.3 million for the fourth quarter of 2009 and for the years of 2010, 2011 and 2012. This prepayment is being expensed based upon our regular quarterly assessments.
Directors’ fees totaling $392 thousand were paid to directors for the first time in 2010 and included ongoing payments of directors’ fees to current directors of $67 thousand subsequent to the Public Offering and payments of directors’ fees of $325 thousand to directors prior to the Public Offering.
Other real estate owned expense increased $250 thousand in 2010 and $156 thousand in 2009 compared to the respective prior years. These increases for both 2010 and 2009 are primarily a result of losses incurred on the sale of other real estate owned.
The total of all other noninterest expense increased $540 thousand, or 111%, to $1.0 million during 2010 and 2009 remained comparable to 2008. The 2010 increase was primarily a result of $169 thousand in due diligence expenses incurred in connection with potential acquisitions, increased costs for directors’ and officers’ insurance, a State of North Carolina assessment fee and expenses associated with being a public company.

The following table summarizes components of noninterest expense for the years ended December 31:
Noninterest Expense

	2010	2009	2008	Change 2010 vs. 2009		Change 2009 vs. 2008
	(Dollars in thousands)
Salaries and employee benefits	$6,442	$4,723	$4,757	$1,719	36%	$(34)	-1%
Occupancy and equipment	916	820	720	96	12%	100	14%
Advertising and promotion	287	236	335	51	22%	(99)	-30%
Legal and professional fees	445	212	229	233	110%	(17)	-7%
Deposit charges and FDIC insurance	728	965	191	(237)	-25%	774	405%
Data processing and outside service fees	411	395	350	16	4%	45	13%
Director fees	392	—	—	392	0%	—	0%
Other real estate owned expense	411	161	5	250	155%	156	3120%
Other noninterest expense	1,025	485	512	540	111%	(27)	-5%

Total noninterest expense	$11,057	$7,997	$7,099	$3,060	38%	$898	13%

Income Taxes. The Company recognized an income tax benefit for 2010 and 2008 of $5.0 million and $1.5 million, respectively. Income tax expense for 2009 was $239 thousand. The increase in the provision for loan losses in 2010 resulted in the pretax loss and the related income tax benefit. The 2008 income tax benefit of $1.5 million is due to the release of a deferred tax valuation allowance in that amount. The effective tax rate for the year ended December 31, 2010 was (39.1)% compared to 29.3% for the same period of 2009. The change in the effective tax rate in 2010 was primarily due to the inability to fully recognize the tax benefit of tax exempt income from certain securities available for sale.
Our net deferred tax asset was $7.4 million and $2.9 million at December 31, 2010 and 2009, respectively. The increase is primarily a result of the 2010 provision for loan losses and net operating loss carryforwards. In evaluating whether we will realize the full benefit of our net deferred tax asset, we considered projected earnings, asset quality, liquidity, capital position, which will enable us to deploy capital to generate taxable income, growth plans, etc. In addition, we also considered the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance, which is called the cumulative loss test. In 2010, we incurred a loss, primarily as a result of the increased provision for loan losses, which resulted in the failure of the cumulative loss test. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future. After considering the above factors, both positive and negative, management believes that our deferred assets are more likely than not to be realized.
Financial Condition
Summary. Total assets at December 31, 2010 were $616.1 million, an increase of $142.2 million, or 30%, over total assets of $473.9 million at December 31, 2009. This change was primarily due to increases in investment securities available-for-sale of $98.0 million, federal funds sold of $43.9 million, other assets of $5.5 million and interest-earning assets at banks of $2.3 million. These increases were partially offset by decreases in cash and due from banks of $4.1 million and loans, net of allowance for loan losses, of $2.8 million.
Total shareholders’ equity increased $131.0 million, or 284%, during 2010 to $177.1 million at December 31, 2010. The increase in shareholders’ equity is attributable to $140.2 million in net proceeds from the Public Offering, partially offset by a net loss of $7.9 million and accumulated other comprehensive loss of $2.1 million in 2010.
Investment Securities. All of the Company’s investment securities are categorized as available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. At December 31, 2010 the market value of securities totaled $140.6 million, compared to $42.6 million at December 31, 2009. The increase in investment securities at December 31, 2010 is primarily due to the investment of the net proceeds from the Public Offering.

The following table presents a summary of the fair value of investment securities available-for-sale at December 31:
Fair Value of Investment Portfolio

		%		%
	2010	of Total	2009	of Total
	(Dollars in thousands)
U.S. Government agencies	$13,160	9%	$5,759	14%
Mortgage-backed securities	111,118	79%	19,994	47%
Municipal securities	13,808	10%	13,884	33%
Corporate and other securities	2,504	2%	2,930	7%

Total investment securities	$140,590	100%	$42,567	100%

The following table summarizes the maturity distribution schedule of the amortized cost of securities available-for-sale with corresponding weighted-average yields at December 31, 2010. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 38.55%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities for a variety of reasons, including the ability of issuers to call or prepay obligations and the ability of borrowers to prepay underlying mortgage collateral.
Contractual Maturities of Investment Portfolio — Amortized Cost

	1-5 years		5-10 years		Over 10 years		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
December 31, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agencies	$12,548	1.85%	$527	4.05%	$—	—	$13,075	1.94%
Mortgage-backed securities	—	—	16,298	2.10%	96,755	2.83%	113,053	2.73%
Municipal securities	—	—	—	—	13,772	6.86%	13,772	6.86%
Corporate and other securities	—	—	500	9.14%	2,174	7.33%	2,674	7.67%

Total investment securities	$12,548	1.85%	$17,325	2.36%	$112,701	3.41%	$142,574	3.15%

At December 31, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s total shareholders’ equity.
Loans. At December 31, 2010, total loans, net of deferred fees, were $399.8 million compared to $397.6 million at December 31, 2009. Although there was minimal growth in total loans during 2010, significant changes in the loan portfolio include increases in commercial and industrial loans of $6.4 million, or 15.3%, owner-occupied commercial real estate loans of $4.4 million, or 8.7%, and home equity lines of credit (HELOC) of $4.9 million, or 9.5%. These increases were offset by decreases in acquisition, construction and development loans of $12.8 million, or 12.7%, which is consistent with our strategy to continue reducing these components of our portfolio.

The following table presents a summary of the loan portfolio at December 31:
Summary of Loans By Segment and Class

	2010	%	2009	%
	(Dollars in thousands)
Commercial:
Commercial and industrial	$48,401	12%	$41,980	11%
Commercial real estate — owner occupied	55,089	14%	50,693	13%
Commercial real estate — investor income producing	110,407	28%	112,508	28%
Acquisition, construction and development	87,846	22%	100,668	25%
Other commercial	3,225	1%	1,115	0%

Total commercial loans	304,968	76%	306,964	77%

Consumer:
Residential mortgage	21,716	5%	20,577	5%
Home equity lines of credit	56,968	14%	52,026	13%
Residential construction	9,051	2%	11,639	3%
Other loans to individuals	7,245	2%	6,471	2%

Total consumer loans	94,980	24%	90,713	23%

Total loans	399,948	100%	397,677	100%

Deferred fees	(119)	0%	(113)	0%

Total loans, net of deferred fees	$399,829	100%	$397,564	100%

Substantially all of our loans are to clients in our immediate markets. In the Charlotte market, we have a diversified mix of commercial real estate, owner-occupied commercial real estate, commercial and small business loans, and a significant portfolio of home equity lines of credit (“HELOCs”). Our Wilmington operation has a heavier concentration of real estate related loans with a smaller proportion of construction and development loans than Charlotte. Wilmington, like most coastal markets, is heavily dependent on real estate and tourism to drive its economy. We believe we are not dependent on any single client or group of clients whose insolvency would have a material adverse effect on our financial condition or results of operations.
The following table details loan maturities by loan class and interest rate type at December 31, 2010:
Loan Portfolio Maturities by Loan Class and Rate Type

	Within	One
	One	Year to	After Five
December 31, 2010	Year	Five Years	Years	Total
	(Dollars in thousands)
Commercial and industrial	$22,892	$25,509	$—	$48,401
Commercial real estate — owner-occupied	3,943	46,517	4,629	55,089
Commercial real estate — investor income producing	16,439	93,740	228	110,407
Acquisition, construction and development	76,093	11,753	—	87,846
Other commercial	2,180	1,035	10	3,225
Residential mortgages	4,728	14,934	2,054	21,716
Home equity lines of credit	—	13,842	43,126	56,968
Residential construction	7,002	2,049	—	9,051
Other loans to individuals	5,881	1,364	—	7,245

Total loans	$139,158	$210,743	$50,047	$399,948

Fixed interest rate	$24,349	$133,522	$4,517	$162,388
Variable interest rate	114,809	77,221	45,530	237,560

Total loans	$139,158	$210,743	$50,047	$399,948

Allowance for Loan Losses. The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the reporting date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors.

In connection with the Bank’s charter and deposit insurance approval, we committed to the FDIC and the NC Commissioner to maintain an allowance for loan losses of at least 1.50% of total loans through December 31, 2008, the first three years of our operation. Following that time, we have maintained an allowance for loan loss policy and methodology consistent with regulatory guidance and GAAP. As of December 31, 2010 and December 31, 2009, the allowance for loan losses as a percentage of total loans was 3.11% and 1.86%, respectively.
The evaluation of the allowance for loan losses, which generally occurs at the end of each quarter, consists of three components, as follow:
1)	Specific Reserve Component. Specific reserves represent the current impairment estimate on specific loans, which is an estimate of the amount for which it is probable that the Bank will be unable to collect all amounts due on such loans, if any, according to contractual terms based on current information and events. Impairment measurement reflects only a deterioration of credit quality and not changes in market rates that may cause a change in the fair value of the impaired loan. The amount of impairment may be measured in one of three ways, including (i) calculating the present value of expected future cash flows, discounted at the loan’s interest rate and deducting estimated selling costs, if any; (ii) observing quoted market prices for identical or similar instruments traded in active markets, or employing model-based valuation techniques for which all significant assumptions are observable in the market; and, (iii) determining the fair value of collateral, for both collateral dependent loans and for loans when foreclosure is probable.
2)	Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Bank will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. This component of the allowance for loan losses is based on estimates of historical loss rates for groups of loans with similar risk characteristics utilizing the Bank’s internal risk grades. The data series for collecting historical loss rates should generally extend through one full economic cycle, but may be adjusted through weightings or other means during periods of significant economic volatility. Given the limited operating history of the Bank, historical loss rates associated with each loan risk grade are currently based on the loss experience of comparable institutions.
3)	Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental factors will cause the aforementioned loss contingency estimate to differ from historical results or other assumptions. The Bank has identified six environmental factors for inclusion in our allowance methodology at this time including (i) portfolio trends, (ii) portfolio concentrations, (iii) economic and market trends, (iv) changes in lending practices, (v) regulatory environment, and (vi) other factors. The first three factors are believed by management to present the most significant risk to the portfolio, and are therefore associated with both higher absolute and range of potential reserve percentage. The reserve percentages for each of the six factors are derived from available industry information combined with management judgment. The Bank may consider both trends and absolute levels of such factors, if applicable.
The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The continued economic downturn that has persisted across North Carolina resulted in net charge-offs increasing to $12.0 million in 2010 compared to $1.4 million in 2009 and $374 thousand in 2008. Net charge-offs to total loans increased to 3.00% in 2010 compared to 0.36% in 2009 and 0.10% and 2008. The allowance for loan losses increased to $12.4 million, or 3.11%, of total loans outstanding at December 31, 2010 compared to $7.4 million, or 1.86%, and $5.6 million, or 1.50%, at December 31, 2009 and 2008, respectively. The allowance for loan losses to total loans may further increase in 2011 if our loan portfolio deteriorates due to economic conditions or other factors.
While management believes that it uses the best information available to determine the allowance for loan losses, and that our allowance for loan losses is maintained at a level appropriate in light of the risk inherent in the Bank’s loan portfolio based on an assessment of various factors affecting the loan portfolio, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

The following table presents a summary of changes in the allowance for loan losses and includes information regarding charge-offs, and selected coverage ratios for the years ended December 31:
Allowance for Loans Losses

	2010	2009	2008
Balance, beginning of year	$7,402	$5,568	$3,398
Provision for loan losses	17,005	3,272	2,544
Charge-offs	(12,042)	(1,438)	(374)
Recoveries	59	—	—

Net charge-offs	(11,983)	(1,438)	(374)

Balance, end of year	$12,424	$7,402	$5,568

Net charge-offs to total loans	3.00%	0.36%	0.10%
Allowance for loan losses to total loans	3.11%	1.86%	1.50%
The Bank evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. These estimated credit losses were not material at December 31, 2010 and 2009.
Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, term debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due and other real estate owned, totaled $42.2 million at December 31, 2010 compared to $4.2 million and $1.4 million at December 31, 2009 and 2008, respectively. Nonaccrual loans were $40.9 million at December 31, 2010, an increase of $38.2 million over nonaccrual loans of $2.7 million at December 31, 2009. Nonaccrual loans increased significantly in 2010 compared to prior years as a result of the negative impact on our loan portfolio from increased unemployment, the slow-down in housing, depressed real estate values in our markets, and other relevant factors. Nonaccrual loans consist primarily of commercial loans involving acquisition, construction and development activity which totaled $33.9 million, or 82.8%, of nonaccrual loans, at December 31, 2010.
We grade loans with a risk grade scale of 1 through 9, with grades 1 through 5 representing “pass” loans, grade 6 representing “special mention” loans and 7 through 9 representing “classified” loans. Loans are reviewed on a regular basis internally, and at least annually by an external loan review group, to ensure loans are graded appropriately. Credits are reviewed for past due trends, declining cash flows, significant decline in collateral value, weakened guarantor financial strength, management concerns, market conditions and other factors that could jeopardize the repayment performance of the loan. Documentation deficiencies to include collateral perfection and outdated or inadequate financial information are also considered in grading loans.
All loans graded 6 or worse are included on our list of “watch loans,” which is updated and reported to both management and the Board of Directors’ on a monthly basis. Additionally, other loans with more favorable ratings may be placed on the watch list if there are concerns that the loan may become a problem in the future. Impairment analysis has been performed on all loans graded “substandard” (risk grade of 7 or worse) and selected other loans as deemed appropriate. At December 31, 2010, we maintained “watch loans” totaling $73.3 million, compared to $36.0 million and $10.3 at December 31, 2009 and 2008, respectively. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served. It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal will be collected.
Interest that would have been recorded on nonaccrual loans for the years ended December 31, 2010, 2009 and 2008, had they performed in accordance with their original terms, totaled $275,000, $70,000 and $56,000, respectively. Interest income on nonaccrual loans included in the results of operations for 2010, 2009 and 2008 which were still accruing at that time totaled $1.5 million, $95 thousand and $0, respectively.

The following table summarizes nonperforming assets at December 31:
Nonperforming Assets

	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$40,911	$2,688	$—
Past due 90 days or more and accruing	—	—	—

Total nonperforming loans	40,911	2,688	—
Other real estate owned	1,246	1,550	1,431

Total nonperforming assets	$42,157	$4,238	$1,431

Nonperforming loans to total loans	10.23%	0.68%	—
Nonperforming assets to total assets	6.84%	0.89%	0.33%
Allowance for loan losses to nonperforming assets	29.47%	175%	389%
Included in non-performing assets are nonaccruing loans whose terms have been modified in a TDR. At December 31, 2010, nonaccruing TDR loans were $24.9 million and had a recorded allowance of $2.4 million. During 2010, we recorded charge-offs of $3.9 million related TDRs of acquisition, construction and development loans. There were no TDRs still accruing interest at December 31, 2009.
Deposits. The Company offers a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts and certificates of deposit at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.
Total deposits at December 31, 2010 were $407.8 million, an increase of $15.2 million, or 3.9%, from December 31, 2009. Average deposits for 2010 were $406.2 million, an increase of $26.3 million, or 6.9%, from 2009. With the exception of brokered time deposits, the increase in each category of deposits was primarily related to the competitive pricing of the Company’s deposit products coupled with the continued development of relationships with local small businesses and the high level of individualized service to clients provided by the Company. With respect to brokered time deposits, the Company is focused on reducing its reliance on these deposits due to the limited opportunities to develop a relationship with those depositors. Brokered deposits remain attractive, however, given their relatively lower interest costs and will continue to be selectively utilized by the Company.
The following table sets forth the Company’s average balance of deposit accounts for the years ended December 31 and the average cost for each category of deposit:
Average Deposits and Costs

	2010			2009
	Average	% of	Average	Average	% of	Average
	Balance	Total	Cost	Balance	Total	Cost
	(Dollars in thousands)
Demand deposits	$40,293	10%	0.02%	$30,244	8%	0.02%
Savings and money market	50,954	13%	0.78%	42,249	11%	0.82%
Time deposits — core	189,841	47%	1.90%	146,109	38%	2.80%
Time deposits — brokered	125,123	31%	1.80%	161,331	42%	2.41%

Total deposits	$406,211	100%	1.55%	$379,933	100%	2.19%

The following table indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of December 31, 2010:
Maturities of Time Deposits

	Within	3-6	6-12	1-5
December 31, 2010	3 Months	Months	Months	Years	Total
	(Dollars in thousands)
Time deposits of $100,000 or more	$47,698	$45,561	$55,876	$71,695	$220,830
Other time deposits	26,807	23,345	20,767	8,072	78,991

Total time deposits	$74,505	$68,906	$76,643	$79,767	$299,821

Borrowings. Borrowings totaled $27.8 million at December 31, 2010 compared to $33.9 million and $28.0 million at December 31, 2009 and 2008, respectively. During 2009, $6.9 million was raised through a subordinated debt offering.
The following table details short and long-term borrowings at December 31:
Schedule of Borrowed Funds

		% Change		% Change
		From Prior		From Prior
	2010	Year	2009	Year	2008
	(Dollars in thousands)
Short-term:
Repurchase agreements	$874	-56.1%	$1,989	-32.8%	$2,962
Federal Home Loan Bank advances	—	-100.0%	5,000	—	5,000

Total short-term	874	-87.5%	6,989	-12.2%	7,962

Long-term:
Federal Home Loan Bank advances	20,000	—	20,000	—	20,000
Subordinated debt	6,895	—	6,895	100.0%	—

Total long-term	26,895	0.0%	$26,895	34.5%	20,000

Total borrowed funds	$27,769	-18.0%	$33,884	21.2%	$27,962

The following table details balances outstanding related to short-term borrowings at December 31 and annual information for the years presented:
Short-Term Borrowings

		Weighted	Maximum	Average	Average
		Average	Amount	Daily Balance	Annual
	Balance at	Interest Rate	Outstanding	Outstanding	Interest
	Year end	at Year End	During Year	During Year	Rate Paid
	(Dollars in thousands)
2010
Repurchase agreements	$874	0.15%	$4,722	$2,351	0.12%
Federal funds purchased	—	—	26	1	0.09%
Federal Home Loan Bank	—	—	5,000	2,110	0.31%

Total	$874	0.15%

2009
Repurchase agreements	$1,989	0.15%	$5,883	$2,614	0.15%
Federal funds purchased	—	—	2,503	16	0.69%
Federal Home Loan Bank	5,000	0.25%	5,000	5,000	0.43%

Total	$6,989	0.40%

Liquidity and Capital Resources
Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. Management strives to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of federal funds sold. Liquidity is governed by a Board of Directors-approved Asset Liability Policy, which is administered by an internal ALCO Committee. The ALCO Committee reports on a monthly basis interest rate sensitivity, liquidity, capital and investment related matters to the Loan and Risk Committee of the Board of Directors.

Our liquidity ratio at December 31, 2010 was 50.5%, compared to 15.81% at December 31, 2009. Both ratios exceeded our minimum internal target of 10%. In addition, at December 31, 2010, we had an additional $23.8 million of credit available from the FHLB, $35.7 million from the Federal Reserve Discount Window, and $70.0 million from correspondent banks.
At December 31, 2010, we had $3.8 million of loan commitments outstanding, $69.6 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit and financial guarantees. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.
Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on December 31, 2010 was $177.1 million, compared to $46.1 million at December 31, 2009, an increase of $131.0 million, and is primarily attributable to $140.2 million in net proceeds from the Public Offering.
Risk based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk weighted assets. The risk based capital rules are designed to measure Tier 1 capital (generally consisting of common shareholders’ equity, qualifying preferred stock and minority interests in consolidated subsidiaries, net of intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatory convertible debt securities and term subordinated debt) in relation to the credit risk of both on and off balance sheet items. Under the guidelines, one of four risk weights is applied to the different on balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At December 31, 2010, the Bank satisfied its minimum regulatory capital requirements and was “well capitalized” within the meaning of federal regulatory requirements.
Actual and required capital levels at December 31 for each of the past 3 years are presented below:
Capital Ratios

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
2010
Total capital (to risk-weighted assets)	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%
Tier 1 capital (to risk-weighted assets)	173,395	40.20%	17,017	4.00%	25,525	6.00%
Tier 1 capital (to average assets)	173,395	27.39%	22,227	4.00%	27,784	5.00%

2009
Total capital (to risk-weighted assets)	$57,061	13.55%	$33,684	8.00%	$42,105	10.00%
Tier 1 capital (to risk-weighted assets)	44,877	10.66%	16,842	4.00%	25,263	6.00%
Tier 1 capital (to average assets)	44,877	9.40%	19,097	4.00%	23,871	5.00%
The Bank has committed to its regulators to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the Public Offering.
As disclosed in the Company’s Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data, net cash provided by operating activities was $8 thousand during 2010. Net cash used for investing activities of $115.4 million consisted primarily of purchases of available-for-sale investments totaling $117.0 million, which were partially offset by maturities, calls and sales of available-for-sale investments totaling $13.7 million. Net cash provided by financing activities amounted to $149.3 million, primarily from net proceeds of our Public Offering of $140.2 and the net increase in deposits of $15.2 million and was partially offset by a reduction in FHLB borrowings of $6.1 million.

Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of operations, we may enter into certain contractual obligations that could include the funding of operations through debt issuances as well as leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations at December 31, 2010:
Contractual Obligations

	Less Than			More Than
December 31, 2010	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)
Certificate of deposits	$220,054	$72,677	$7,090	$—	$299,821
Deposits without a stated maturity	107,999	—	—	—	107,999
Repurchase agreements	874	—	—	—	874
FHLB advances	—	20,000	—	—	20,000
Subordinated debt	—	—	—	6,895	6,895
Operating lease obligations	496	1,328	1,392	498	3,714

Total	$329,423	$94,005	$8,482	$7,393	$439,303

Information about our off-balance sheet risk exposure is presented in Note K — Off-Balance Sheet Risk to the Consolidated Financial Statements. As part of ongoing business, we currently do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
In connection with our Public Offering, we issued 23,100,000 shares of common stock at $6.50 per share, for a gross aggregate offering price of $150.2 million. We incurred underwriting fees of $6.0 million and related expenses of $0.9 million resulting in net proceeds of $143.2 million being received by the Bank. Additional underwriting fees equal to $3.0 million will be payable in the future if the Bank’s common stock price closes at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. A liability for the contingent underwriting fees of $3 million has been accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2010.
Impact of Inflation and Changing Prices
The Company has an asset and liability make-up that is distinctly different from that of an entity with substantial investments in plant and inventory because the major portions of a commercial bank’s assets are monetary in nature. As a result, the Company’s performance may be significantly influenced by changes in interest rates. Although the Company and the banking industry are more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.
Interest Rate Sensitivity
Our ALCO Committee actively evaluates and manages interest rate risk to recognize and control these risks within acceptable levels set by the Board of Directors. The ALCO Committee is also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.
The primary measures that management uses to evaluate short-term interest rate risk include (i) cumulative gap summary, which measures potential changes in cash flows should interest rates rise or fall; (ii) net interest income at risk, which projects the impact of different interest rate scenarios on net interest income over one-year and two-year time horizons; (iii) net income at risk, which projects the impact of different interest rate scenarios on net income over one-year and two-year time horizons; and (iv) economic value of equity at risk, which measures potential long-term risk in the balance sheet by valuing the Company’s assets and liabilities at “market” under different interest rate scenarios.

These measures have historically been calculated under a simulation model prepared by an independent correspondent bank assuming incremental 100 basis point shocks (or immediate shifts) in interest rates up to a total increase or decrease of 300 basis points. The results help us develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. Management believes that the assumptions are reasonable, both individually and in the aggregate. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure. The overall interest rate risk management process is subject to annual review by an outside professional services firm to ascertain its effectiveness as required by federal regulations.
Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, in short term interest rates over the next twelve months would affect net interest income over the same period by more than 20.0%. We have historically operated well within these guidelines. As of December 31, 2010, based on the results of this simulation model, we could expect net interest income to decrease by approximately 4.8% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. Conversely, if short term interest rates increased by 300 basis points, net interest income could be expected to increase by approximately 6.6% over twelve months.
We use multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. At December 2010, we had an interest rate swap, accounted for as a cash flow hedge, with a notional amount of $40 million that was purchased on May 16, 2008 to protect us from falling rates. We receive a fixed rate of 6.22% for a period of three years, and pay the prime rate for the same period, currently at 3.25%. At December 31, 2010 and 2009, the unrealized gain on this instrument was $282 thousand and $706 thousand, respectively. During the years ended December 31, 2010, 2009 and 2008, we recorded $1.2 million, $1.2 million and $379 thousand of income from this instrument.
During the year ended December 31, 2008, we entered into five loan swaps. The total original notional amount of these swaps was $11.2 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(569) thousand and $(497) thousand at December 2010 and 2009, respectively. We recorded interest expense on these loan swaps of $342 thousand, $354 thousand and $85 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
In addition, income from a swap that was terminated in early 2008 of $353 thousand, $852 thousand and $796 thousand was recorded during the years ended December 2010, 2009 and 2008, respectively.
For cash flow hedges, we use the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the dollar amount of the change in anticipated future cash flows of the hedging instrument with the dollar amount of the changes in anticipated future cash flows of the risk being hedged over the assessment period. The cumulative approach involves comparing the cumulative changes in the hedging instrument’s anticipated future cash flows to the cumulative changes in the hedged transaction’s anticipated future cash flows. Because the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flow from the hedging derivative and the cumulative changes in expected interest cash flows from the hedged exposure will be highly effective.
Consistent with the risk management objective and the hedge accounting designation, management measures the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge is deemed effective.

For fair value hedges, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815 requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. We use the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value. The calculation of dollar offset is the change in clean fair value of hedging derivative, divided by the change in fair value of the hedged exposure attributable to changes in the LIBOR curve. To the extent that the cumulative change in fair value of the hedging derivative offsets from 80% to 125% of the cumulative change in fair value of the hedged exposure, the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings.
Prime rate swaps (pay floating, received fixed) are recorded on the balance sheet in other assets or liabilities at fair market value. Loan swaps (pay fixed, receive floating) are carried at fair market value and are included in loans. Changes in fair value of the hedged loans have been completely offset by the fair value changes in the derivatives which are in contra asset accounts included in loans.
See Note L — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for further discussion on our derivative financial instruments and hedging activities.
Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At December 31, 2010, our cumulative one year gap was $42.9 million, or 6.97% of total assets, indicating a net asset-sensitive position that is well within our ALCO policy guideline of 35%.
The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2010. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.
Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
At December 31, 2010	Months	One Year	Years	Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$5,040	$—	$—	$—	$5,040
Federal funds sold	57,905	—	—	—	57,905
Securities	—	—	12,590	128,000	140,590
Loans	245,364	16,532	133,416	4,517	399,829
Other interest-earning assets	—	—	—	2,275	2,275

Total interest-earning assets	308,309	16,532	146,006	134,792	605,639

Interest-bearing liabilities:
Demand deposits	9,372	—	—	—	9,372
MMDA and savings	62,293	—	—	—	62,293
Time deposits	74,505	145,549	79,767	—	299,821
Short term borrowings	874	—	—	—	874
Long term borrowings	—	—	20,000	6,895	26,895

Total interest-bearing liabilities	147,044	145,549	99,767	6,895	399,255

Derivatives	(29,316)	40,000	(7,036)	(3,648)	—

Interest sensitivity gap	$131,949	$(89,017)	$39,203	$124,249	$206,384
Cumulative interest sensitivity gap	$131,949	$42,932	$82,135	$206,384

Percentage of total assets		6.97%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Please refer to the section captioned “Interest Rate Sensitivity” under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which section is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
Park Sterling Corporation
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Park Sterling Corporation and subsidiary (the “Company”) and Park Sterling Bank prior to the formation of the holding company as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Sterling Corporation and subsidiary and Park Sterling Bank prior to the formation of the holding company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Dixon Hughes PLLC
Charlotte, North Carolina
March 31, 2011

PARK STERLING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS

Cash and due from banks	$2,433	$6,504
Interest-earning balances at banks	5,040	2,758
Federal funds sold	57,905	13,975
Investment securities available-for-sale, at fair value	140,590	42,567
Loans	399,829	397,564
Allowance for loan losses	(12,424)	(7,402)

Net loans	387,405	390,162

Federal Home Loan Bank stock	1,757	1,896
Premises and equipment, net	4,477	4,665
Accrued interest receivable	1,640	1,614
Other real estate owned	1,246	1,550
Other assets	13,615	8,164

Total assets	$616,108	$473,855

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$36,333	$24,085
Money market, NOW and savings deposits	71,666	52,308
Time deposits of less than $100,000	78,242	76,456
Time deposits of $100,000 through $250,000	79,020	65,551
Time deposits of more than $250,000	142,559	174,233

Total deposits	407,820	392,633

Short-term borrowings	874	6,989
Long-term borrowings	20,000	20,000
Subordinated debt	6,895	6,895
Accrued interest payable	290	436
Accrued expenses and other liabilities	3,128	807

Total liabilities	439,007	427,760

Commitments (Notes J and K)

Shareholders’ equity:
Preferred stock, no par value 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock, $1.00 par value 200,000,000 and 45,000,000 shares authorized at December 31, 2010 and 2009, respectively; 28,051,098 and 4,951,098 outstanding at December 31, 2010 and 2009, respectively	130,438	23,023
Additional paid-in capital	57,102	23,496
Accumulated deficit	(9,501)	(1,642)
Accumulated other comprehensive income (loss)	(938)	1,218

Total shareholders’ equity	177,101	46,095

Total liabilities and shareholders’ equity	$616,108	$473,855

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$20,260	$19,710	$18,767
Federal funds sold	107	41	60
Taxable investment securities	1,567	1,365	1,167
Tax-exempt investment securities	642	533	107
Interest on deposits at banks	66	19	1

Total interest income	22,642	21,668	20,102

Interest expense
Money market, NOW and savings deposits	408	353	997
Time deposits	5,869	7,968	8,819
Short-term borrowings	9	25	228
Long-term borrowings	563	565	427
Subordinated debt	758	379	—

Total interest expense	7,607	9,290	10,471

Net interest income	15,035	12,378	9,631

Provision for loan losses	17,005	3,272	2,544

Net interest income (loss) after provision for loan losses	(1,970)	9,106	7,087

Noninterest income
Service charges on deposit accounts	66	38	13
Gain on sale of securities available-for-sale	19	349	—
Other than temporary securities impairment loss	—	(698)	—
Other noninterest income	45	18	13

Total noninterest income (loss)	130	(293)	26

Noninterest expense
Salaries and employee benefits	6,442	4,723	4,757
Occupancy and equipment	916	820	720
Advertising and promotion	287	236	335
Legal and professional fees	445	212	229
Deposit charges and FDIC insurance	728	965	191
Data processing and outside service fees	411	395	350
Director fees	392	—	—
Other real estate owned expense	411	161	5
Other noninterest expense	1,025	485	512

Total noninterest expense	11,057	7,997	7,099

Income (loss) before income taxes	(12,897)	816	14

Income tax expense (benefit)	(5,038)	239	(1,532)

Net income (loss)	$(7,859)	$577	$1,546

Basic earnings (loss) per common share	$(0.58)	$0.12	$0.31

Diluted earnings (loss) per common share	$(0.58)	$0.12	$0.31

Weighted-average common shares outstanding
Basic	13,558,221	4,951,098	4,951,098

Diluted	13,558,221	4,951,098	5,000,933

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2007	4,501,000	$20,930	$24,282	$(3,765)	$974	$42,421

Share-based compensation expense	—	—	665	—	—	665
Eleven-for-ten stock split, effected in the form of a 10% stock dividend	450,098	2,093	(2,093)	—	—	—

Comprehensive income:
Net income	—	—	—	1,546	—	1,546
Unrealized holding losses on available-for-sale securities, net of taxes	—	—	—	—	(94)	(94)
Unrealized holding gains on interest rate swaps, net of taxes	—	—	—	—	1,159	1,159

Total comprehensive income	—	—	—	—	—	2,611

Balance at December 31, 2008	4,951,098	23,023	22,854	(2,219)	2,039	45,697

Share-based compensation expense	—	—	642	—	—	642

Comprehensive loss:
Net income	—	—	—	577	—	577
Unrealized holding gains on available-for-sale securities, net of taxes	—	—	—	—	261	261
Unrealized holding losses on interest rate swaps, net of taxes	—	—	—	—	(1,082)	(1,082)

Total comprehensive loss	—	—	—	—	—	(244)

Balance at December 31, 2009	4,951,098	23,023	23,496	(1,642)	1,218	46,095

Issuance of common stock, net of costs	23,100,000	107,415	32,796	—	—	140,211

Share-based compensation expense	—	—	810	—	—	810

Comprehensive loss:
Net loss	—	—	—	(7,859)	—	(7,859)
Unrealized holding losses on available-for-sale securities, net of taxes	—	—	—	—	(1,515)	(1,515)
Unrealized holding losses on interest rate swaps, net of taxes	—	—	—	—	(641)	(641)

Total comprehensive loss	—	—	—	—	—	(10,015)

Balance at December 31, 2010	28,051,098	$130,438	$57,102	$(9,501)	$(938)	$177,101

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(7,859)	$577	$1,546
Adjustments to reconcile net income (loss) to net cash provided (used for) by operating activities:
Depreciation and amortization	1,008	563	326
Provision for loan losses	17,005	3,272	2,544
Stock option expense	810	643	665
Income on termination of swap	(353)	(852)	(796)
Deferred income taxes	(3,190)	(574)	(2,976)
Net gains on sales of investment securities available-for-sale	(19)	(349)	—
Net losses on sales of other real estate owned	343	15	—
Other than temporary securities impairment loss	—	698	—
Change in assets and liabilities:
Increase in accrued interest receivable	(26)	(296)	(275)
Increase in other assets	(2,363)	(3,632)	(1,041)
Increase (decrease) in accrued interest payable	(146)	(1,163)	617
Increase (decrease) in accrued expenses and other liabilities	3,086	(169)	2,038

Net cash provided by (used for) operating activities	8,296	(1,267)	2,648

Cash flows from investing activities
Net increase in loans	(17,118)	(28,764)	(146,545)
Purchases of premises and equipment	(217)	(100)	(1,053)
Proceeds from disposals of premises and equipment	51	—	—
Purchases of investment securities available-for-sale	(117,000)	(26,026)	(18,354)
Proceeds from sales of investment securities available-for-sale	2,155	11,490	—
Proceeds from maturities and call of investment securities available-for-sale	13,727	3,761	1,517
Improvements to other real estate owned	(93)	(432)	—
Proceeds from sale of other real estate owned	2,918	1,227	—
Proceeds from sale of interest rate swap	—	—	1,987
Redemption (purchase) of Federal Home Loan Bank stock	139	(327)	(1,446)
Purchase of other assets	—	(65)	(549)

Net cash used for investing activities	(115,438)	(39,236)	(164,443)

Cash flows from financing activities
Net increase in deposits	15,187	41,306	165,725
Net decrease in short-term borrowings	(6,115)	(972)	(8,842)
Proceeds from long-term borrowings	—	—	20,000
Proceeds from issuance of subordinated debt	—	6,895	—
Proceeds from issuance of common stock, net of costs	140,211	—	—

Net cash provided by financing activities	149,283	47,229	176,883

Net increase in cash and cash equivalents	42,141	6,726	15,088

Cash and cash equivalents, beginning	23,237	16,511	1,423

Cash and cash equivalents, ending	$65,378	$23,237	$16,511

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,753	$10,453	$9,853
Cash paid for income taxes	950	2,105	256

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$(1,515)	$261	$(94)
Change in unrealized loss on interest rate swaps, net of tax	(641)	(1,082)	1,159
Loans transferred to other real estate owned	2,864	982	1,431

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
NOTE A — ORGANIZATION AND OPERATIONS
Park Sterling Corporation (the “Company”) was incorporated in North Carolina on October 6, 2010 to serve as a holding company for Park Sterling Bank (the “Bank”). On January 1, 2011, the Company acquired all of the outstanding stock of the Bank in a statutory exchange transaction. Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the reorganization. See Note O — Subsequent Events for additional information.
The Bank was incorporated on September 8, 2006, as a North Carolina-chartered commercial bank and began operations in October 2006. The Bank’s primary focus is to provide banking services to small and mid-sized businesses, owner-occupied and income producing real estate owners, professionals and other clients doing business or residing within its target markets. The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”) and the State of North Carolina Office of the Commissioner of Banks (the “NC Commissioner”). The Bank undergoes periodic examinations by those regulatory authorities.
On August 18, 2010, in connection with its Public Offering, the Bank consummated the issuance and sale of 23,100,000 shares of common stock at $6.50 per share, for a gross aggregate offering price of $150.2 million. The Bank incurred underwriting fees of $6.0 million and related expenses of $0.9 million resulting in net proceeds of $143.2 million being received by the Bank of which $140.2 was recorded in stockholders’ equity. Additional underwriting fees equal to $3.0 million will be payable in the future if the Bank’s common stock price closes at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. A liability for the $3.0 million contingent underwriting fees has been accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2010.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry. The consolidated financial statements include the accounts of the Bank and the Company, although as the Company had no operations during 2010, they are effectively those of the Bank.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, realization of deferred tax assets and the fair value of financial instruments and other accounts.
Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2010 presentation. The reclassification had no effect on net income (loss), comprehensive income (loss) or shareholders’ equity as previously reported.
Cash and Cash Equivalents — For the purpose of presentation in the statement of cash flows, cash and cash equivalents include cash and due from banks, interest-earning balances at banks and federal funds sold. Generally, federal funds sold are repurchased the following day.
Investment Securities — Investment securities available-for-sale are reported at fair value and consist of debt instruments that are not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses, net of applicable taxes, on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their amortized cost that are other than temporary impairments would result in write-downs of the individual securities to their fair value and would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.
Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balances adjusted for any direct principal charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees are capitalized and recognized as an adjustment of the yield of the related loan.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
Nonperforming Loans — For all classes of loans, loans are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment), when terms are renegotiated below market levels in response to a financially distressed borrower or guarantor, or where substantial doubt about full repayment of principal or interest is evident.
When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans are applied against the principal balance of the loan. A loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and when doubt about repayment is resolved. Generally, for all classes of loans, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss.
Impaired Loans — For all classes of loans, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccruing loans and loans modified in a troubled debt restructuring (“TDR”). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Loans Modified in a Troubled Debt Restructuring — Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of at least six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.
Allowance for Loan Losses — The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note D — Loans.
Other Real Estate Owned — Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and further write-downs are made based on these valuations. Revenue and expenses from operations are included in other expense.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
Premises and Equipment — Company premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are 39.5 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are depreciated over the lesser of the term of the respective lease or the estimated useful lives of the improvements. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.
Federal Home Loan Bank Securities — As a condition of membership, the Bank is required to hold stock in the Federal Home Loan Bank of Atlanta (“FHLB”). These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. The Bank carries these non-marketable equity securities at cost and periodically evaluates them for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. The primary factor supporting the carrying value of these securities is the commitment of the FHLB to perform its obligations, which includes providing credit and other services to the Bank.
Securities Sold Under Agreements to Repurchase — The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts.
Advertising Costs — Advertising costs are expensed as incurred.
Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.
Per Share Results — Basic and diluted earnings (loss) per share are computed based on the weighted-average number of shares outstanding during each period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if all dilutive stock options were exercised.
In August 2010, the Bank issued 23,100,000 shares of common stock in connection with its Public Offering. On February 24, 2011, the Company issued 554,400 restricted stock awards to certain officers and directors as contemplated in connection with its Public Offering. See Note O — Subsequent Events for additional information. During 2008, the Bank distributed an eleven-for-ten stock split effected in the form of a 10% stock dividend. All references herein to stock options and weighted average shares outstanding have been adjusted for the effects of the stock split.
Basic and diluted earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

	2010	2009	2008
Weighted-average number of common shares outstanding	13,558,221	4,951,098	4,951,098
Effect of dilutive stock options	—	—	49,835

Weighted-average number of common shares and dilutive potential common shares outstanding	13,558,221	4,951,098	5,000,933

All outstanding options were antidilutive for the years ended December 31, 2010 and 2009. At December 31, 2008, 268,531 options were antidilutive.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
Share-Based Compensation — The Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other instruments. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience.
The compensation expense for share-based compensation plans was $810 thousand, $642 thousand and $665 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
Comprehensive Income — The components of comprehensive income (loss) for the years ended December 31 are as follows:

	2010	2009	2008
Net income (loss)	$(7,859)	$577	$1,546
Unrealized holding gains (losses) on available-for-sale securities	(2,447)	774	(153)
Income tax effect	944	(299)	59
Reclassification of gains recognized in net income	(19)	(349)	—
Income tax effect	7	135	—

Net-of-tax amount	(1,515)	261	(94)

Unrealized holding gains (loss) on swaps	(1,043)	(1,760)	1,886
Income tax effect	402	678	(727)

Net-of-tax amount	(641)	(1,082)	1,159

Total comprehensive income (loss)	$(10,015)	$(244)	$2,611

Derivative Financial Instruments and Hedging Activities — The Company utilizes interest rate swap agreements, considered to be cash flow hedges, as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of interest bearing liabilities. Under the guidelines of FASB ASC 815-10, “Derivatives and Hedging”, all derivative instruments are required to be carried at fair value on the balance sheet.
Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the cash flow hedge. If it is determined that a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.
If a derivative instrument designated as a fair value hedge is terminated or the hedge designation removed, the difference between a hedged item’s then carrying amount and its face amount is recognized into income over the original hedge period. Likewise, if a derivative instrument designated as a cash flow hedge is terminated or the hedge designation removed, related amounts accumulated in other accumulated comprehensive income are reclassified into earnings over the original hedge period during which the hedged item affects income.
Recent Accounting Pronouncements — In June 2009, the FASB issued (ASU) No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
In June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and descriptions of the reasons for the transfer, and for level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new disclosures and clarifications on existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchase, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 during the period ended December 31, 2010 resulted in new disclosures only.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which removes some contradictions between the requirements of GAAP and the rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 during the period ended December 31, 2010 resulted in new disclosures only.
In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of TDRs and their effect on the Allowance for Loan Losses for the period ending March 31, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide those disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a TDR. Currently, that guidance is expected to be effective for interim and annual periods ending after June 15, 2011. The provisions of this ASU only defer the effective date of disclosure requirements related to TDRs.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
NOTE C — INVESTMENTS
The amortized cost and fair value of investment securities available-for-sale, with gross unrealized gains and losses, at December 31 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2010
U.S. Government agencies	$13,075	$181	$(96)	$13,160
Residential mortgage-backed securities	52,342	495	(438)	52,399
Collateralized agency mortgage obligations	60,711	111	(2,103)	58,719
Municipal securities	13,771	183	(146)	13,808
Corporate and other securities	2,675	5	(176)	2,504

Total investment securities	$142,574	$975	$(2,959)	$140,590

2009
U.S. Government agencies	$5,586	$189	$(16)	$5,759
Residential mortgage-backed securities	16,444	396	(67)	16,773
Collateralized agency mortgage obligations	3,232	12	(23)	3,221
Municipal securities	13,641	448	(205)	13,884
Corporate and other securities	3,182	14	(266)	2,930

Total investment securities	$42,085	$1,059	$(577)	$42,567

Investment securities with a fair market value of $4.2 million and $5.2 million were pledged to secure repurchase agreements and the interest rate swap at December 31, 2010 and 2009, respectively.
The amortized cost and fair value of investment securities available-for-sale at December 31 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one year through five years	$12,548	$12,590	$5,055	$5,219
Due after five years through ten years	17,325	17,126	1,685	1,606
Due after ten years	112,701	110,874	35,345	35,742

Total investment securities	$142,574	$140,590	$42,085	$42,567

Sales of investment securities available-for-sale for the years ended December 31 are as follows:

	2010	2009	2008
Proceeds from sales	$2,155	$11,490	$—
Gross realized gains	50	349	—
Gross realized losses	(31)	—	—
On a quarterly basis, management evaluates its investments for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at December 31, 2010 and 2009. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At December 31, 2010, two corporate debt securities have been in a loss position for twelve months or more.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2010
U.S. Government agencies	$9,904	$(96)	$—	$—	$9,904	$(96)
Mortgage-backed securities	37,052	(438)	—	—	37,052	(438)
Collateralized mortgage obligations	53,232	(2,103)	—	—	53,232	(2,103)
Municipal securities	6,215	(146)	—	—	6,215	(146)
Corporate and other securities	—	—	1,475	(176)	1,475	(176)

Total temporarily impaired securities	$106,403	$(2,783)	$1,475	$(176)	$107,878	$(2,959)

2009
U.S. Government agencies	$984	$(16)	$—	$—	$984	$(16)
Mortgage-backed securities	5,442	(67)	—	—	5,442	(67)
Collateralized mortgage obligations	2,555	(23)	—	—	2,555	(23)
Municipal securities	2,723	(22)	3,289	(183)	6,012	(205)
Corporate and other securities	400	(100)	2,016	(166)	2,416	(266)

Total temporarily impaired securities	$12,104	$(228)	$5,305	$(349)	$17,409	$(577)

At December 31, 2010 and 2009, the Company had investments, carried at cost, totaling $2.3 million and $2.4 million which include $1.8 million and $1.9 million of FHLB stock. These investments were evaluated for impairment as of December 31, 2010 and management believes the fair value of these investments exceeded the cost. During 2009, the Company recognized an impairment loss related to the investments in Silverton Bank subordinated debt and Silverton Bank common stock, equivalent to 100% of the cost of the investments, in the amount of $500 thousand and $198 thousand, respectively.
NOTE D — LOANS
The Company’s loan portfolio was comprised of the following at December 31:

	2010	2009
Commercial:
Commercial and industrial	$48,401	$41,980
Commercial real estate — owner-occupied	55,089	50,693
Commercial real estate — investor income producing	110,407	112,508
Acquisition, construction and development	87,846	100,668
Other commercial	3,225	1,115

Total commercial loans	304,968	306,964

Consumer:
Residential mortgage	21,716	20,577
Home equity lines of credit	56,968	52,026
Residential construction	9,051	11,639
Other loans to individuals	7,245	6,471

Total consumer loans	94,980	90,713

Total loans	399,948	397,677
Deferred fees	(119)	(113)

Total loans, net of deferred fees	$399,829	$397,564

At December 31, 2010, the carrying value of loans pledged as collateral on FHLB borrowings totaled $43.8 million.
Concentrations of Credit — Loans are primarily made in the Charlotte and Wilmington regions of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At December 31, 2010 and 2009, we had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
Allowance for Loan Losses — The following table presents, by portfolio segment, the activity in the allowance for loan losses for the year ended December 31, 2010. The following table also presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at December 31, 2010.

	Commercial	Consumer	Unallocated	Total
For the year ended December 31, 2010
Allowance for Loan Losses:
Balance, beginning of year	$5,799	$1,603	$—	$7,402
Provision for loan losses	13,336	1,785	1,884	17,005
Charge-offs	(10,025)	(2,017)	—	(12,042)
Recoveries	54	5	—	59

Net charge-offs	(9,971)	(2,012)	—	(11,983)

Ending balance	$9,165	$1,375	$1,884	$12,424

At December 31, 2010
Allowance for Loan Losses:
Individually evaluated for impairment	$4,092	$115	$—	$4,207
Collectively evaluated for impairment	5,073	1,260	1,884	8,217

Total	$9,165	$1,375	$1,884	$12,424

Recorded Investment in Loans:
Individually evaluated for impairment	$37,451	$3,460	$—	$40,911
Collectively evaluated for impairment	267,517	91,520	—	359,037

Total	$304,968	$94,980	$—	$399,948

A summary of the activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 follows:

	2009	2008
Balance, beginning of year	$5,568	$3,398
Provision for loan losses	3,272	2,544

Charge-offs	(1,438)	(374)
Recoveries	—	—

Net charge-offs	(1,438)	(374)

Balance, end of year	$7,402	$5,568

The Company introduced refinements to its loan loss allowance methodology in the third quarter of 2010. The principal refinement was the addition of a more comprehensive qualitative component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental factors will cause the quantitatively determined loss contingency estimate to differ from historical results or other assumptions. The Bank has identified six environmental factors for inclusion in our allowance methodology at this time, aggregating $1.8 million at December 31, 2010, including (i) portfolio trends, (ii) portfolio concentrations, (iii) economic and market trends, (iv) changes in lending practices, (v) regulatory environment, and (vi) other factors. The first three factors are believed by management to present the most significant risk to the portfolio, and are therefore associated with both higher absolute and range of potential reserve percentage. The reserve percentages for each of the six factors are derived from available industry information combined with management judgment. The Bank may consider both trends and absolute levels of such factors, if applicable.
The Bank evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. These estimated credit losses were not material at December 31, 2010 and 2009.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
Credit Quality Indicators — The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.
The following are the definitions of the Company’s credit quality indicators:

Pass:	Loans in classes that comprise the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

Special Mention:	Loans in classes that comprise the commercial and consumer portfolio segments that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan. Management believes that there is a moderate likelihood of some loss related to those loans that are considered special mention.

Classified:	Loans in the classes that comprise the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Classified loans are also those in the classes that comprise the consumer portfolio segment that are past due 90 days or more as to principal or interest. Residential mortgage and home equity loans that are past due 90 days or more as to principal or interest may be considered pass if the Company is in the process of collection and the current loan-to-value ratio is 60% or less. Residential mortgage and home equity loans may be current as to principal and interest, but may be considered classified for a period of up to six months. Following a period of demonstrated performance in accordance with contractual terms, the loan may be removed from classified status. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans are not corrected in a timely manner.
The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following table presents the recorded investment in the Company’s loans as of December 31, 2010, by loan class and by credit quality indicator.

		Commercial
	Commercial	Real Estate	CRE-Investor	Acquisition,
	and	(CRE)-Owner	Income	Construction	Other	Total
	Industrial	Occupied	Producing	and Development	Commercial	Commercial
Pass	$46,888	$52,746	$98,195	$37,435	$3,225	$238,489
Special mention	262	—	9,520	14,289	—	24,071
Classified	1,251	2,343	2,692	36,122	—	42,408

Total	$48,401	$55,089	$110,407	$87,846	$3,225	$304,968

	Residential	Home Equity	Residential	Other Loans to		Total
	Mortgage	Lines of Credit	Construction	Individuals		Consumer
Pass	$19,160	$53,839	$7,951	$7,245		$88,195
Special mention	1,359	1,607	—	—		2,966
Classified	1,197	1,522	1,100	—		3,819

Total	$21,716	$56,968	$9,051	$7,245		$94,980

Total Recorded Investment in Loans						$399,948

Impaired Loans — Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccruing loans and loans modified in a TDR. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
Information for impaired loans, none of which are accruing interest, at and for the year ended December 31, 2010 is set forth in the following table:

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance For	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$722	$913	$—	$69	$—
CRE — owner-occupied	—	—	—	—	—
CRE — investor income producing	583	841	—	15	—
Acquisition, construction and development	19,054	25,909	—	3,753	—
Other commercial	—	—	—	—	—

Total commercial loans	20,359	27,663	—	3,837	—

Consumer:
Residential mortgage	1,197	1,255	—	111	—
Home equity lines of credit	164	165	—	3	—
Residential construction	1,100	2,174	—	27	—
Other loans to individuals	—	—	—		—

Total consumer loans	2,461	3,594	—	141	—

Total impaired loans with no related allowance recorded	$22,820	$31,257	$—	$3,978	$—

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$437	$437	$280	$2	$—
CRE — owner-occupied	717	741	136	393	—
CRE — investor income producing	1,119	1,209	277	404	—
Acquisition, construction and development	14,818	14,828	3,399	328	—
Other commercial	—	—	—		—

Total commercial loans	17,091	17,215	4,092	1,127	—

Consumer:
Residential mortgage	—	—	—	—	—
Home equity lines of credit	1,000	1,000	115	22	—
Residential construction	—	—	—	—	—
Other loans to individuals	—	—	—	—	—

Total consumer loans	1,000	1,000	115	22	—

Total impaired loans with an allowance recorded	$18,091	$18,215	$4,207	$1,149	$—

Impaired Loans:
Commercial	$37,450	$44,878	$4,092	$4,964	$—
Consumer	3,461	4,594	115	163	—

Total impaired loans	$40,911	$49,472	$4,207	$5,127	$—

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
Information for impaired loans at December 31, 2009 is set forth in the following table:

		Average
	Recorded	Recorded
	Investment	Investment
Impaired loans without a related allowance for loan losses	$4,160	$783
Impaired loans with a related allowance for loan losses	1,168	496

Total impaired loans	$5,328	$1,279

Allowance for loan losses related to impaired loans	$175

During the three years ended December 31, 2010, the Company did not recognize any interest income, including interest income recognized on a cash basis, within the period that loans were impaired.
Nonaccrual and Past Due Loans — The recorded investment in nonaccrual loans at December 31 follows:

	2010	2009
Commercial:
Commercial and industrial	$1,159	$—
CRE — owner-occupied	717	—
CRE — investor income producing	1,702	—
Acquisition, construction and development	33,872	860
Other commercial	—	—

Total commercial loans	37,450	860

Consumer:
Residential mortgage	1,197	1,520
Home equity lines of credit	1,164	—
Residential construction	1,100	308
Other loans to individuals	—	—

Total consumer loans	3,461	1,828

Total nonaccrual loans	$40,911	$2,688

Interest income on nonaccrual loans included in the results of operations for 2010 and 2009 totaled $1.5 million and $95 thousand, respectively. If interest on these loans would have been accrued in accordance with their original terms, interest income would have increased by $275 thousand and $70 thousand for the years ended December 31, 2010 and 2009, respectively. There were no nonaccrual loans during 2008.
Nonaccrual loans at December 31, 2010 include $24.9 million of troubled debt restructured loans of which $23.7 million is in the acquisition, construction and development portfolio. The December 31, 2010 recorded allowance for these loans was $2.4 million. There were no TDRs at December 31, 2009.
At December 31, 2010 and 2009, there were no loans 90 days or more past due and accruing interest.
Related Party Loans — From time to time, the Company engages in loan transactions with its directors, executive officers and their related interests (collectively referred to as “related parties”). Such loans are made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and do not involve more than the normal risk of collectability or present other unfavorable features. A summary of activity in loans to related parties is as follows:

	2010	2009
Balance, beginning of year	$13,913	$11,789
Disbursements	2,030	7,872
Repayments	(2,597)	(5,748)
Loans associated with former board members and executive officers	(8,271)	—

Balance, end of year	$5,075	$13,913

At December 31, 2010, the Company had pre-approved but unused lines of credit totaling $2.0 million to related parties.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
NOTE E — PREMISES AND EQUIPMENT
Following is a summary of premises and equipment at December 31:

	2010	2009
Buildings	$1,620	$1,620
Leasehold improvements	490	437
Furniture and equipment	1,225	1,062
Autos	55	135
Land	2,368	2,368
Fixed assets in process	—	2

Premises and equipment	5,758	5,624
Accumulated depreciation	(1,281)	(959)

Premises and equipment, net	$4,477	$4,665

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $354 thousand, $388 thousand and $338 thousand, respectively. These amounts are included in the occupancy and equipment line item in the Consolidated Statements of Income (Loss).
NOTE F — DEPOSITS
Following is a summary of deposits at December 31:

	2010	2009
Retail certificates of deposit:
$100,000 or more	$115,920	$104,854
Less than $100,000	78,242	76,456

Total retail certificates of deposit	194,162	181,310
Demand accounts	9,372	9,650
Savings and market accounts	62,293	42,660

Total retail interest-bearing deposits	265,827	233,620
Brokered certificates of deposits	105,659	134,930

Total interest-bearing deposits	371,486	368,550
Noninterest-bearing deposits	36,334	24,083

Total deposits	$407,820	$392,633

At December 31, 2010, the scheduled maturities of time deposits are as follows:

	Less Than	$100
	$100	Thousand
	Thousand	or More	Total
2011	$70,169	$149,885	$220,054
2012	6,492	41,165	47,657
2013	1,449	23,571	25,020
2014	132	6,958	7,090

Total time deposits	$78,242	$221,579	$299,821

Interest expense on time deposits totaled $5.9 million, $8.0 million and $8.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
NOTE G — BORROWINGS
Borrowings outstanding at December 31, 2010 and 2009 consist of the following:

			2010		2009
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
Repurchase agreements	various	0.15%	$874		$1,989
Federal Home Loan Bank	01/05/10	0.25%	—		5,000

Total short-term borrowings			874	0.15%	6,989	0.33%

Long-term borrowings:
Federal Home Loan Bank	02/28/13	2.5750%	5,000		5,000
Federal Home Loan Bank	02/28/13	2.9600%	5,000		5,000
Federal Home Loan Bank	05/22/13	3.2625%	5,000		5,000
Federal Home Loan Bank	08/29/13	2.3425%	5,000		5,000

Total Federal Home Loan Bank			20,000	2.79%	20,000	2.79%

Subordinated debt	06/30/19	11.0%	6,895	11.00%	6,895	11.00%

Total long-term borrowings			26,895	4.89%	26,895	4.89%

Total borrowings			$27,769		$33,884

At December 31, 2010, the Company had an additional $23.8 million of credit available from the FHLB, $35.7 million from the Federal Reserve Discount Window, and $70.0 million from correspondent banks.
FHLB borrowing agreements provide for lines of credit up to 20% of the Bank’s assets. The FHLB borrowings are collateralized by a blanket pledge arrangement on all residential first mortgage loans, home equity lines of credit and loans secured by multi-family real estate that the Bank owns. At December 31, 2010, the carrying value of loans pledged as collateral totaled $43.8 million.
During 2009, the Bank raised $6.9 million in capital through a Subordinated Notes (the “Notes”) offering. The Notes were offered at 11% with a due date of June 30, 2019. Interest is being paid quarterly in arrears and began on September 30, 2009. The Company may redeem some or all of the Notes at any time, beginning on June 30, 2014, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued but unpaid interest to the redemption date. The Notes were issued under a Notes Agency Agreement between the Bank and First Citizens Bank & Trust Company.
NOTE H — INCOME TAXES
The significant components of the provision for income taxes for the years ended December 31 are as follows:

	2010	2009	2008
Current tax provision:
Federal	$(1,848)	$648	$1,196
State	—	165	248

Total current tax provision	(1,848)	813	1,444

Deferred tax provision:
Federal	(2,322)	(483)	(1,108)
State	(868)	(91)	(242)

Total deferred tax provision	(3,190)	(574)	(1,350)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	(5,038)	239	94
Decrease in valuation allowance	—	—	(1,626)

Net provision for income taxes	$(5,038)	$239	$(1,532)

Prior to 2008, the Company maintained a deferred tax valuation allowance that offset most of the Company’s net deferred assets. At December 31, 2008, the Company eliminated this valuation allowance as it was determined that it was more likely than not the deferred tax assets would be realized.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended December 31 is summarized below:

	2010	2009	2008
Tax at the statutory federal rate	$(4,385)	$278	$5
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(573)	49	4
Tax exempt income	(204)	(165)	(31)
Change to deferred tax asset valuation allowance			(1,626)
Other permanent differences	124	77	116

Provision for income taxes	$(5,038)	$239	$(1,532)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31 are as follows:

	2010	2009
Deferred tax assets relating to:
Allowance for loan losses	$4,513	$2,546
Stock option expense	869	635
Pre-opening costs and expenses	398	435
Property and equipment	105	9
Unrealized gain on interest rate swap	—	131
Net unrealized security losses	765	—
Net operating loss carryforwards	1,053	—
Other	157	67

Total deferred tax assets	7,860	3,823

Deferred tax liabilities relating to:
Net unrealized security gains	(177)	(765)
Deferred loan costs	(101)	(94)
Prepaid expenses	(119)	(48)
Other	(26)	(20)

Total deferred tax liabilities	(423)	(927)

Net recorded deferred tax asset	$7,437	$2,896

The increase in the net deferred tax asset to $7.4 million at December 31, 2010 from $2.9 million at December 31, 2009 is primarily a result of the 2010 provision for loan losses and net operating loss carryforwards. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered projected earnings, asset quality, liquidity, capital position, which will enable us to deploy capital to generate taxable income, growth plans, etc. In addition, management also considered the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance, referred to as the cumulative loss test. In 2010, we incurred a loss, primarily as a result of the provision for loan losses, which resulted in the failure of the cumulative loss test. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future. After considering the above factors, both positive and negative, management believes that our deferred assets are more likely than not to be realized.
It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during 2010, 2009 and 2008. The Company’s federal and state income tax returns are subject to examination for the years 2007, 2008 and 2009.
The Company’s federal and state net operating loss carryforwards expire on December 31, 2030.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
NOTE I — REGULATORY MATTERS
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2010 and 2009, the Bank meets all capital adequacy requirements to which it is subject, as set forth below:

					Minimum To Be Well
			Minimum for		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total capital (to risk-weighted assets)	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%
Tier 1 capital (to risk-weighted assets)	173,395	40.20%	17,017	4.00%	25,525	6.00%
Tier 1 capital (to average assets)	173,395	27.39%	22,227	4.00%	27,784	5.00%

2009
Total capital (to risk-weighted assets)	$57,061	13.55%	$33,684	8.00%	$42,105	10.00%
Tier 1 capital (to risk-weighted assets)	44,877	10.66%	16,842	4.00%	25,263	6.00%
Tier 1 capital (to average assets)	44,877	9.40%	19,097	4.00%	23,871	5.00%
The Bank has committed to the FDIC to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the Public Offering.
Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. The daily average gross reserve requirement at December 31, 2010 and 2009 was $720 thousand and $308 thousand, respectively.
The payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law. In addition, as a bank holding company, the Company must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its consolidated net worth during any twelve-month period unless the Company (i) both before and after the repurchase satisfies capital requirements for “well capitalized” bank holding companies; (ii) is well managed; and (iii) is not the subject of any unresolved supervisory issues.
The Company is a legal entity separate and apart from the Bank. The primary source of funds for distributions paid by the Company is dividends from the Bank, and the Bank is subject to laws and regulations that limit the amount of dividends it can pay. North Carolina law provides that, subject to certain capital requirements, the Bank generally may declare a dividend out of undivided profits as the board of directors deems expedient.
In addition to the foregoing, the ability of either the Company or the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under under federal laws and regulations. Furthermore, if in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Company, its shareholders and its creditors to participate in any distribution of assets or earnings of the Bank is further subject to the prior claims of creditors against the Bank.
Effective with the first quarter of 2009, FDIC deposit insurance rates were significantly increased. In addition, during 2009 a special 5 basis point FDIC deposit insurance premium was assessed. As a result, total deposit insurance costs increased from $135 thousand in 2008 to $900 thousand in 2009 and $648 thousand in 2010. In addition, in December of 2009 insured depository institutions were required to make an advance payment of estimated FDIC deposit insurance premiums for the years 2010 through 2012. The Bank was required to make an advance payment totaling $2.1 million which is included in other assets at December 31, 2009. The remaining advance payment at December 31, 2010 of $1.5 million will be expensed based upon regular quarterly assessments.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
NOTE J — LEASES
The Company has noncancelable operating leases for its headquarters and a branch location in Charlotte, North Carolina that expire on October 31, 2016 and a branch location in Wilmington, North Carolina that expires on April 30, 2012. The leases contain renewal options at substantially the same basis as current rental terms. In addition, a noncancelable operating lease for additional Charlotte office space and a noncancelable lease for a branch location in Charleston, South Carolina were executed in the first quarter of 2011. The Charlotte leases are with an entity with respect to which one of the Company’s former directors is President. Minimum future rentals under these leases for the years 2011 through 2015 and thereafter, are as follows:

2011	$496
2012	664
2013	664
2014	685
2015	707
Thereafter	498

Total	$3,714

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $376 thousand, $324 thousand and $313 thousand, respectively.
NOTE K — OFF-BALANCE SHEET RISK
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of clients. These financial instruments include commitments to extend credit, undisbursed lines of credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract amounts of these instruments express the extent of involvement the Company has in these financial instruments.
Commitments to extend credit and undisbursed lines of credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The fair value of these commitments is immaterial at December 31, 2010 and 2009.
Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.
A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2010 is as follows:

Contractual
Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,842
Undisbursed lines of credit	$69,568
Standby letters of credit	$2,209
Commercial letters of credit	$710

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
NOTE L — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company entered into an interest rate swap agreement during June 2007 with a notional amount of $40.0 million. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending June 2010. This swap was terminated on January 29, 2008. The gain on the terminated swap was $2.0 million. The amount of this gain was recognized in interest income over the remaining term of the swap, as if it had not been terminated, with the final amount recognized in income during June 2010. The Company recorded income on the terminated swap of $353 thousand, $852 thousand and $796 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company entered into an interest rate swap agreement during May 2008 with a notional amount of $40.0 million. The derivative instrument is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending May 16, 2011. If the USD-Prime-H.15 rate (“Prime Rate”) remains below 6.22%, the Company receives the difference between 6.22% and the daily weighted-average Prime Rate for each period. If the Prime Rate increases above 6.22% during the term of the contract, the Company will pay the difference between 6.22% and the daily weighted-average Prime Rate for each period. The fair market value of this swap, which is included in other assets, was $459 thousand and $1.1 million at December 31, 2010 and 2009, respectively. Changes in fair value of the hedge that are deemed effective are recorded in other comprehensive income net of tax while the ineffective portion of the hedge is recorded in interest income. The Company recorded interest income on the swap of $1.2 million, $1.2 million and $379 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
During the year ended December 31, 2008, the Company entered into five loan swaps. The total original notional amount of these loan swaps was $11.2 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The loan swaps have a notional amount of $9.1 million, representing the amount of fixed-rate loans outstanding at December 31, 2010, and are included in loans at a fair market value of $(569) thousand and $(497) thousand at December 31, 2010 and 2009, respectively. Changes in fair value of the hedged loans have been completely offset by the fair value changes in the derivatives. The Company recorded interest expense on these loan swaps of $342 thousand, $354 thousand and $85 thousand as an adjustment to loan yield for the years ended December 31, 2010, 2009 and 2008, respectively. Information on the individual loan swaps at December 31, 2010 is as follows:

					Floating
Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer
Amount	Amount	Date	Rate	Rate	Spread
$2,670	$2,469	04/10/13	5.85%	USD-LIBOR-BBA	0.238%
1,800	441	04/09/13	5.80%	USD-LIBOR-BBA	0.233%
1,100	1,019	05/11/13	6.04%	USD-LIBOR-BBA	0.227%
3,775	3,572	02/15/13	5.90%	USD-LIBOR-BBA	0.220%
1,870	1,631	02/15/13	5.85%	USD-LIBOR-BBA	0.225%

$11,215	$9,132

NOTE M — FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments include cash and due from banks, interest-earning balances at banks, federal funds sold, investments, loans, accrued interest, borrowings, deposit accounts and interest rate swaps. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents — Cash and cash equivalents, which are comprised of cash and due from banks, interest-earning balances at banks and federal funds sold, approximate their fair value.
Investment Securities — Fair value for investment securities is based on the quoted market price if such information is available. If a quoted market price is not available, fair values are based on quoted market prices of comparable instruments.
Federal Home Loan Bank Stock — The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock and the carrying amount is estimated to be fair value.
Interest Rate Swap — Derivative instruments, including interest rate and loan swaps, are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.
Loans, net of allowance — For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Further adjustments are made to reflect current market conditions. There is no discount for liquidity included in the expected cash flow assumptions.
Accrued Interest Receivable — The carrying amount is a reasonable estimate of fair value.
Deposits — The fair value of deposits with no stated maturities, including demand deposits, savings, money market and NOW accounts, is the amount payable on demand at the reporting date. The fair value of deposits that have stated maturities, primarily time deposits, is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.
Borrowings — The fair values of short-term and long-term borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.
Accrued Interest Payable — The carrying amount is a reasonable estimate of fair value.
Financial Instruments with Off-Balance Sheet Risk — With regard to financial instruments with off-balance sheet risk discussed in Note K — Off-Balance Sheet Risk, it is not practicable to estimate the fair value of future financing commitments.
The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$65,378	$65,378	$23,237	$23,237
Investment securities	140,590	140,590	42,567	42,567
FHLB stock	1,757	1,757	1,896	1,896
Loans, net of allowance	387,405	382,854	390,162	385,041
Interest rate swap	459	459	1,149	1,149
Accrued interest receivable	1,640	1,640	1,614	1,614

Financial liabilities:
Deposits with no stated maturity	$107,999	$107,999	$76,393	$76,393
Deposits with stated maturities	299,821	300,393	316,240	316,112
Swap fair value hedge	569	569	496	496
Borrowings	27,769	26,913	33,884	33,263
Accrued interest payable	290	290	436	436

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair values. These levels are:
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques included use of option pricing models, discounted cash flow models and similar techniques.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale — Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities that are valued using quoted prices for similar instruments in active markets. Securities classified as Level 3 include a corporate debt security in a less liquid market whose value is determined by reference to the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies.
Derivative Instruments — Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. The Company’s derivative instruments consist of interest rate and loan swaps.
Loans — Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price or discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price for the collateral, the Company records the impaired loan as nonrecurring Level 3.
At December 31, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the five loans involved in loan swaps at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.
Other Real Estate Owned — Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not an observable market price for the collateral, the Company records the OREO as nonrecurring Level 3.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
The following tables set forth by level, within the fair value hierarchy, the Company’s assets at fair value at December 31, 2010 and 2009:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Assets/
	Identical Assets	Observable Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
2010 recurring
U.S. Government agencies	$—	$13,160	$—	$13,160
Residential mortgage-backed securities	—	52,399	—	52,399
Collateralized agency mortgage obligations	—	58,719	—	58,719
Municipal securities	—	13,808	—	13,808
Debt securities	—	—	350	350
Corporate and other securities	—	2,154	—	2,154
Interest rate swap	—	459	—	459
Fair value loans	—	9,702	—	9,702
Swap fair value hedge	—	(569)	—	(569)

2009 recurring
U.S. Government agencies	$—	$5,759	$—	$5,759
Residential mortgage-backed securities	—	16,773	—	16,773
Collateralized agency mortgage obligations	—	3,221	—	3,221
Municipal securities	—	13,884	—	13,884
Debt securities	—	—	400	400
Corporate and other securities	—	2,530	—	2,530
Interest rate swap	—	1,149	—	1,149
Fair value loans	—	11,180	—	11,180
Swap fair value hedge	—	(496)	—	(496)

2010 nonrecurring
Other real estate owned	$—	$1,246	$—	$1,246
Impaired loans	—	—	37,724	37,724

2009 nonrecurring
Other real estate owned	$—	$1,550	$—	$1,550
Impaired loans	—	—	5,328	5,328
There were no transfers between valuation levels for any accounts. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
The following are reconciliations of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009.

Debt
Securities
2010
Balance, beginning of year	$400
Unrealized losses	(50)

Balance, end of year	$350

2009
Balance, beginning of year	$1,000
Unrealized losses	(100)
Impairment write-down	(500)

Balance, end of year	$400

NOTE N — EMPLOYEE AND DIRECTOR BENEFIT PLANS
Employment Contracts — The Company has entered into employment agreements with each of its executive officers to ensure a stable and competent management base. The agreements provide for terms of three years, but the agreements may be extended. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts.
Retirement Savings Plan — The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees subject to certain minimum age and service requirements. Under this plan, the Company matches 100% of employee contributions to a maximum of 3% of annual compensation and 50% of employee contributions greater than 3% to a maximum of 6% of annual compensation, up to an annual compensation generally equal to the Internal Revenue Services’ compensation threshold in effect from time to time. The Company’s contribution expense under this plan was $149 thousand, $145 thousand and $151 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
Stock Option Plans — The Company maintains stock option plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and stockholders approved, the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Plans”). The 2010 Plans are substantially similar to the 2006 option plans for directors and employees which provided for an aggregate of 990,000 of common shares reserved for options. The 2010 Plans provide for an aggregate of 1,859,550 of common shares reserved for options.
The exercise price of each option under these plans is not less than the market price of the Company’s common stock on the date of the grant. The exercise price of all options outstanding at December 31, 2010 under these plans ranges from $6.50 to $15.45 and the average exercise price was $7.83. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules which are generally three years. In connection with the retirement of certain directors following the Bank’s Public Offering, vesting of their director options previously awarded in December 2007 was accelerated from December 2010 to August 2010 at their original exercise price of $13.23 per share. All unexercised options expire ten years after the date of the grant.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
A summary of option activity under the stock option plans is as follows:

		Outstanding Options
	Options		Weighted	Weighted
	Available		Average	Average
	for Future	Number	Exercise	Contractual	Intrinsic
	Grants	Outstanding	Price	Term (Years)	Value
At December 31, 2007	203,914	786,086	$10.37	9.25	$—
Granted	(8,250)	8,250	13.86	—	—
Exercised	—	—	—	—	—
Expired and forfeited	—	—	—	—	—

At December 31, 2008	195,664	794,336	10.41	8.26	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired and forfeited	5,684	(5,684)	12.43	4.33	—

At December 31, 2009	201,348	788,652	10.39	7.26	—
Approved for issuance	1,859,550	—	—	—	—
Granted	(1,534,980)	1,534,980	6.51	—	—
Exercised	—	—	—	—	—
Expired and forfeited	—	—	—	—	—

At December 31, 2010	525,918	2,323,632	$7.83	8.50	$—

Exercisable at December 31, 2010		785,902	$10.38	6.25	$—
A summary of non-vested stock option activity is as follows:

		Weighted
		Average
	Non-vested	Grant Date
	Options	Fair Value

At December 31, 2007	382,007	$4.48
Granted	8,250	4.69
Vested	(164,952)	3.50
Stock dividend	38,194	—
Forfeited	—	—

At December 31, 2008	263,499	4.16
Granted	—	—
Vested	(167,704)	3.50
Forfeited	(4,584)	4.33

At December 31, 2009	91,211	4.51
Granted	1,534,980	2.62
Vested	(88,461)	4.50
Forfeited	—	—

At December 31, 2010	1,537,730	$2.63

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted in 2010 and 2008 was $2.62 and $4.96, respectively. No options were granted in 2009. Assumptions used for grants in 2010 were: risk free interest rate of 2.77%, dividend yield of 0%, volatility of 33%, and average lives of 7 years. Assumptions used for grants in 2008 were: risk free interest rate of 3.53%, dividend yield of 0%, volatility of 22%, and average lives of 7 years.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
The fair value of options vested was $398 thousand, $665 thousand and $652 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company recognized compensation expense for stock option plans of $810 thousand, $642 thousand and $665 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. There were no tax deductions related to this compensation expense in any of those years. At December 31, 2010, unrecognized compensation expense related to non-vested stock options of $3.5 million is expected to be recognized over a weighted-average period of 1.65 years.
NOTE O — SUBSEQUENT EVENTS
On October 22, 2010, the Board of Directors of the Bank approved an Agreement and Plan of Reorganization and Share Exchange (the “Agreement”) whereby the Bank would become a subsidiary of Park Sterling Corporation, a company incorporated in North Carolina on October 6, 2010 for the purpose of becoming a holding company for the Bank. The Agreement provided for the statutory share exchange of all of the Bank’s common stock held by stockholders for the common stock of Park Sterling Corporation, on a one-for-one basis.
The Agreement was approved by the Bank’s stockholders at a special meeting of the Bank’s stockholders held on November 23, 2010 (the “Special Stockholders’ Meeting”). The holding company reorganization was consummated on January 1, 2011. Prior to the holding company reorganization, Park Sterling Corporation conducted no operations other than obtaining regulatory approval for the holding company reorganization. As this subsequent event is considered a reorganization under common control, the consolidated financial statements, discussion of the statements and all other information presented herein for the year ending December 31, 2010 are presented for the Company as a consolidated entity.
In conjunction with the holding company reorganization, the Bank’s stockholders also approved the Park Sterling Corporation Long-Term Incentive Plan (the “Incentive Plan”) at the Special Stockholders’ Meeting, which became effective upon the effectiveness of the reorganization. The Incentive Plan provides for the issuance of various equity incentives by the Company, to certain officers, employees, directors, consultants and other service providers. No equity incentives were issued during 2010 under the Incentive Plan. On February 24, 2011, the Board approved the issuance of 554,400 restricted common stock awards to certain officers and directors as provided for under the Incentive Plan, and as contemplated in the Public Offering. The shares vest based on the attainment of designated market prices of the Company’s common stock and expire on February 24, 2021.
On March 30, 2011, the Company and Community Capital Corporation (“Community Capital”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Community Capital will be merged with and into the Company, with the Company as the surviving entity (the “Merger”). Pursuant to the terms of the Merger Agreement, the Company will pay $3.30 per share of Community Capital common stock, with the consideration to be in the form of approximately 40% cash and approximately 60% in shares of the Company’s common stock. The Merger Agreement has been approved by the boards of directors of both the Company and Community Capital. The Merger is subject to customary closing conditions, including regulatory approval and Community Capital shareholder approval.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share and per share amounts)
NOTE P — SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)
A summary of selected quarterly financial information for 2010 and 2009 follows:

	2010 (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Total interest income	$5,793	$5,559	$5,639	$5,651
Total interest expense	1,896	1,929	1,882	1,900

Net interest income	3,897	3,630	3,757	3,751
Provision for loan losses	8,237	6,143	1,094	1,531

Net interest income (loss) after provision	(4,340)	(2,513)	2,663	2,220
Noninterest income	43	26	23	38
Noninterest expense	3,548	2,990	2,477	2,042

Income (loss) before taxes	(7,845)	(5,477)	209	216
Income tax expense (benefit)	(3,324)	(1,809)	36	59

Net income (loss)	$(4,521)	$(3,668)	$173	$157

Basic earnings (loss) per common share	$(0.16)	$(0.23)	$0.03	$0.03
Diluted earnings (loss) per common share	$(0.16)	$(0.23)	$0.03	$0.03

	2009 (unaudited)
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Total interest income	$5,650	$5,568	$5,389	$5,061
Total interest expense	2,021	2,283	2,336	2,650

Net interest income	3,629	3,285	3,053	2,411
Provision for loan losses	1,418	1,150	419	285

Net interest income after provision	2,211	2,135	2,634	2,126
Noninterest income (loss)	14	26	(335)	2
Noninterest expense	2,078	2,018	2,044	1,857

Income before taxes	147	143	255	271
Income tax expense	29	27	97	86

Net income	$118	$116	$158	$185

Basic earnings per common share	$0.02	$0.02	$0.03	$0.03
Diluted earnings per common share	$0.02	$0.02	$0.03	$0.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.
Management’s Annual Report on Internal Control Over Financial Reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10. —	Directors, Executive Officers and Corporate Governance
Board of Directors. The following persons currently serve as members of the Company’s Board of Directors:
Walter C. Ayers, Jr.
Retired President and Chief Executive Officer, Virginia Bankers Association.
Leslie M. (Bud) Baker, Jr.
Chairman of the Board, Park Sterling Corporation and Park Sterling Bank.
Retired Chairman of the Board, Wachovia Corporation.
Larry W. Carroll.
President, Carroll Financial Associates, Inc.
James. C. Cherry.
Chief Executive Officer, Park Sterling Corporation and Park Sterling Bank.
Jean E. Davis.
Retired head of Operations, Technology and e-Commerce, Wachovia Corporation.
Thomas B. Henson.
President and Chief Executive Officer, Henson-Tomlin Interests, LLC.
Senior Managing Partner, Southeastern Private Investment Fund.
Jeffrey S. Kane.
Retired Senior Vice President in charge of Charlotte office, Federal Reserve Bank of Richmond.
Biographical information for each member of the Board of Directors can be found in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders, scheduled to be held on May 25, 2011 (the “2011 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by reference.

Executive Officers. The following persons have been designated as the Company’s executive officers:
James C. Cherry. Mr. Cherry, age 60, has been Chief Executive Officer of the Company since its formation and Chief Executive Officer of the Bank since its Public Offering. Prior experience includes being Chief Executive Officer for the Mid-Atlantic Banking sector of Wachovia Bank, N.A. from September 2001 to June 2006, and leading the General Bank merger integration of First Union National Bank and Wachovia Bank, N.A. and of SouthTrust Bank into Wachovia Bank, N.A. for the Mid-Atlantic Region. Prior to the merger of Wachovia Corporation and First Union Corporation, Mr. Cherry was Regional Executive/President of Virginia Banking at Wachovia from March 1998 through August 2001. Other Wachovia leadership experiences include serving as Head of Trust and Investment Management for the Wachovia Corporation and various positions in North Carolina including Regional Executive, Area Executive, City Executive, Corporate Banking and Loan Administration Manager, and Retail Banking Branch Manager. In addition, Mr. Cherry served as Chairman of the Virginia Bankers Association from June 2006 to June 2007. Mr. Cherry has over 31 years of banking experience.
Bryan F. Kennedy III. Mr. Kennedy, age 53, has been President of the Company since its formation and President of the Bank since its Public Offering. Prior to the Bank’s Public Offering, he served as President and Chief Executive Officer of the Bank since its formation in October 2006. Prior to helping organize the Bank in 2006, he served in various roles at Regions Bank, including President-North Carolina from November 2004 to January 2006, President-Charlotte from January 2003 to November 2004, and Executive Vice President from November 2001 to January 2003. From June 1991 to November 2001 he served initially as Senior Vice President and then as Executive Vice President of Park Meridian Bank, which was acquired by Regions Financial Corporation in November 2001. Mr. Kennedy serves on the Board of Directors of Cato Corporation, a publicly traded company. Mr. Kennedy has over 29 years of banking experience.
David L. Gaines. Mr. Gaines, age 51, has been Executive Vice President and Chief Financial Officer of the Company since its formation and Executive Vice President and Chief Financial Officer of the Bank since its Public Offering. He was the deputy and then Chief Risk Officer for Corporate and Investment Banking at Wachovia Corporation. from September 2001 to November 2006. Prior to that, he was Senior Vice President and Comptroller of Wachovia Corporation from July 2000 to September 2001. Other Wachovia experiences include the coordination of the Merger Integration Project Office for the Wachovia-First Union merger, leadership of Risk Management for Wachovia Capital Markets and U.S. Corporate Banking and various geographically-based relationship management positions. Mr. Gaines has over 23 years of banking experience.
Nancy J. Foster. Ms. Foster, age 49, has been Executive Vice President and Chief Risk Officer of the Company and the Bank since November 2010. Prior to joining the Bank, she was first Executive Vice President and Chief Credit Officer and then Executive Vice President and Chief Risk & Credit Officer of CIT Group from January 2007 to December 2009. She was Group Senior Vice President, Specialized Lending at LaSalle Bank/ABNAmro from March 2005 to January 2007, Group Senior Vice President, Credit Policy and Portfolio Management from August 2001 to March 2005, Group Senior Vice President and Chief Credit Officer, Asset Based Lending and Metropolitan Commercial Banking from 1999 to 2001, and Executive Vice President and Chief Credit Officer, Community Banks from 1993 to 1999. Ms. Foster previously held various lending and managerial roles in Middle Market Banking at LaSalle Bank. Ms. Foster has over 27 years of banking experience.
Additional Information. The additional information required by this Item 10 appears under the captions “Election of Directors — Committees of the Board of Directors — Audit Committee,” “Corporate Governance Matters — Audit Committee Financial Expert” and “—Code of Ethics,” and “Section 16 Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, which sections are incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item 11 appears under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation” in the 2011 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 regarding the security ownership of certain beneficial owners and management appears under the caption “Beneficial Ownership of Common Stock” in the 2011 Proxy Statement, which section is incorporated herein by reference. The following table sets forth summary information regarding the Company’s equity compensation plans as of December 31, 2010:

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans (excluding
Plan category	of outstanding options	outstanding options	securities reflected in column (a))
Equity compensation plans approved by our stockholders	2,323,632	$7.83	525,918
Equity compensation plans not approved by our stockholders	—	—	—

Total	2,323,632	$7.83	525,918

A description of the Company’s equity compensation plans is presented in Note N — Employee and Director Benefit Plan to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 appears under the captions “Corporate Governance — Director Independence” and “Transactions with Related Persons and Certain Control Persons” in the 2011 Proxy Statement, which sections are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 appears under the captions “Ratification of the Independent Registered Public Accounting Firm — Fees” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the 2011 Proxy Statement, which sections are incorporated herein by reference.
With the exception of the information expressly incorporated herein by reference, the 2011 Proxy Statement shall not be deemed filed as part of this report.
PART IV

Item 15. —	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial statements, included in Part II, Item 8. “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(b) Schedules: None
(b) Exhibits: The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K are filed herewith or have been previously filed and are incorporated herein by reference to other filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Sterling Corporation
March 31, 2011	By:	/S/ JAMES C. CHERRY
James C. Cherry
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JAMES C. CHERRY James C. Cherry Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/S/ DAVID L. GAINES David L. Gaines Chief Financial Officer (Principal Financial Officer)	March 31, 2011

/S/ STEPHEN A. ARNALL Stephen A. Arnall Treasurer (Principal Accounting Officer)	March 31, 2011

/S/ WALTER C. AYERS Walter C. Ayers Director	March 31, 2011

/S/ LESLIE M. BAKER JR. Leslie M. Baker Jr. Chairman of the Board	March 31, 2011

/S/ LARRY W. CARROLL Larry W. Carroll Director	March 31, 2011

/S/ JEAN E. DAVIS Jean E. Davis Director	March 31, 2011

/S/ THOMAS B. HENSON Thomas B. Henson Director	March 31, 2011

/S/ JEFFREY S. KANE Jeffrey S. Kane Director	March 31, 2011

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Agreement and Plan of Reorganization and Share Exchange dated October 22, 2010 by and between the Bank and the Company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

4.1	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

4.2	Form of 11% Subordinated Note, due June 30, 2019, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

4.3
Notes Agency Agreement by and between the Bank and First-Citizens Bank & Trust Company, dated June 29, 2009 in connection with the 11% Subordinated Notes due June 30, 2019, incorporated by reference to Exhibit 10.5 of the Bank’s Registration Statement on Form 10 filed with the FDIC on April 26, 2010

10.1
Underwriting Agreement dated August 12, 2010 between the Bank and Keefe, Bruyette & Woods, Inc. as representative of the several underwriters, incorporated by reference to Exhibit 1.1 of the Bank’s Current Report on Form 8-K filed with the FDIC on August 18, 2010

10.2
Employment Agreement by and between James C. Cherry and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.3
Employment Agreement by and between Bryan F. Kennedy III and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.4
Employment Agreement by and between David L. Gaines and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.5	Employment Agreement by and between Nancy J. Foster and the Bank dated November 12, 2010*

10.6
Employment Agreement by and between Stephen A. Arnall and the Bank effective October 4, 2006, incorporated by reference to Exhibit 10.2 of the Bank’s Registration Statement on Form 10 filed with the FDIC on April 26, 2010*

10.7
Park Sterling Bank 2006 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.8
Park Sterling Bank 2006 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.9
Park Sterling Bank 2010 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

Exhibit
Number	Description

10.10
Park Sterling Bank 2010 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.11
Park Sterling Corporation Long-Term Incentive Plan and related form of award agreements incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.12	Form of Non-Employee Director Nonqualified Stock Option Award pursuant to the Park Sterling Corporation Long-Term Incentive Plan *

10.13	Form of Employee Restricted Stock Award Agreement pursuant to the Park Sterling Corporation Long-Term Incentive Plan *

10.14	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Park Sterling Corporation Long-Term Incentive Plan *

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement