Form 10-Q
period 2011-03-31
Park Sterling Corp
filed 2011-05-13
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35032
PARK STERLING CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	27-4107242

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1043 E. Morehead Street, Suite 201
Charlotte, North Carolina	28204

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2011, the registrant had outstanding 28,619,358 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010 *
	(Dollars in thousands)
ASSETS

Cash and due from banks	$54,192	$2,433
Interest-earning balances at banks	3,796	5,040
Federal funds sold	57,525	57,905
Investment securities available-for-sale, at fair value	112,273	140,590
Loans	388,187	399,829
Allowance for loan losses	(11,768)	(12,424)

Net loans	376,419	387,405

Federal Home Loan Bank stock	1,910	1,757
Premises and equipment, net	4,525	4,477
Accrued interest receivable	1,469	1,640
Other real estate owned	1,565	1,246
Other assets	14,742	13,615

Total assets	$628,416	$616,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$37,098	$36,333
Money market, NOW and savings deposits	107,186	71,666
Time deposits of less than $100,000	70,026	78,242
Time deposits of $100,000 through $250,000	73,949	79,020
Time deposits of more than $250,000	133,253	142,559

Total deposits	421,512	407,820

Short-term borrowings	1,213	874
Long-term borrowings	20,000	20,000
Subordinated debt	6,895	6,895
Accrued interest payable	245	290
Accrued expenses and other liabilities	3,781	3,128

Total liabilities	453,646	439,007

Shareholders’ equity:
Preferred stock, no par value 5,000,000 shares authorized; -0- issued and outdstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $1.00 par value 200,000,000 shares authorized at March 31, 2011 and December 31, 2010; 28,619,358 and 28,051,098 shares outstanding at March 31, 2011 and December 31, 2010, respectively	28,619	28,051
Additional paid-in capital	159,367	159,489
Accumulated deficit	(12,388)	(9,501)
Accumulated other comprehensive loss	(828)	(938)

Total shareholders’ equity	174,770	177,101

Total liabilities and shareholders’ equity	$628,416	$616,108

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Loans, including fees	$4,758	$5,143
Federal funds sold	30	9
Taxable investment securities	681	326
Tax-exempt investment securities	171	160
Interest on deposits at banks	14	13

Total interest income	5,654	5,651

Interest expense
Money market, NOW and savings deposits	141	83
Time deposits	1,226	1,484
Short-term borrowings	—	5
Long-term borrowings	141	138
Subordinated debt	190	190

Total interest expense	1,698	1,900

Net interest income	3,956	3,751

Provision for loan losses	4,462	1,531

Net interest income (loss) after provision for loan losses	(506)	2,220

Noninterest income
Service charges on deposit accounts	26	14
Gain on sale of securities available-for-sale	19	18
Other noninterest income	27	6

Total noninterest income	72	38

Noninterest expense
Salaries and employee benefits	2,507	1,252
Occupancy and equipment	256	206
Advertising and promotion	38	57
Legal and professional fees	307	76
Deposit charges and FDIC insurance	287	176
Data processing and outside service fees	123	93
Director fees	41	—
Net cost of operation of other real estate	235	36
Other noninterest expense	440	146

Total noninterest expense	4,234	2,042

Income (loss) before income taxes	(4,668)	216

Income tax expense (benefit)	(1,781)	59

Net income (loss)	$(2,887)	$157

Basic earnings (loss) per common share	$(0.10)	$0.03

Diluted earnings (loss) per common share	$(0.10)	$0.03

Weighted-average common shares outstanding
Basic	28,051,098	4,951,098

Diluted	28,051,098	4,951,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2009	4,951,098	$23,023	$23,496	$(1,642)	$1,218	$46,095

Share-based compensation expense	—	—	104	—	—	104

Comprehensive income (loss):
Net income	—	—	—	157	—	157
Unrealized holding gains on available-for-sale securities, net of taxes	—	—	—	—	289	289
Unrealized holding losses on interest rate swaps, net of taxes	—	—	—	—	(224)	(224)

Total comprehensive income (loss)	—	—	—	—	—	222

Balance at March 31, 2010	4,951,098	$23,023	$23,600	$(1,485)	$1,283	$46,421

Balance at December 31, 2010	28,051,098	$28,051	$159,489	$(9,501)	$(938)	$177,101

Issuance of restricted stock grants	568,260	568	(568)	—	—	—

Share-based compensation expense	—	—	446	—	—	446

Comprehensive income (loss):
Net loss	—	—	—	(2,887)	—	(2,887)
Unrealized holding gains on available-for-sale securities, net of taxes	—	—	—	—	275	275
Unrealized holding losses on interest rate swaps, net of taxes	—	—	—	—	(165)	(165)

Total comprehensive income (loss)	—	—	—	—	—	(2,777)

Balance at March 31, 2011	28,619,358	$28,619	$159,367	$(12,388)	$(828)	$174,770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(2,887)	$157
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	394	98
Provision for loan losses	4,462	1,531
Stock option expense	446	104
Income on termination of swap	—	(210)
Gain on sales of investment securities available-for-sale	(19)	(18)
Gain on sales of other real estate	(24)	—
Change in assets and liabilities:
Decrease in accrued interest receivable	171	76
(Increase) decrease in other assets	(1,465)	127
Decrease in accrued interest payable	(45)	(4)
Increase in accrued expenses and other liabilities	653	142

Net cash provided by operating activities	1,686	2,003

Cash flows from investing activities
Net decrease in loans	5,480	1,109
Purchases of bank premises and equipment	(139)	(24)
Purchases of investment securities available-for-sale	(1,746)	(4,225)
Proceeds from sales of investment securities available-for-sale	24,314	2,161
Proceeds from maturities and call of investment securities available-for-sale	5,887	1,892
Writedowns (improvements) to other real estate	241	(92)
Proceeds from sale of other real estate	534	—
Purchase of Federal Home Loan Bank stock	(153)	—

Net cash provided by investing activities	34,418	821

Cash flows from financing activities
Net increase in deposits	13,692	533
Decrease in short-term borrowings	339	157

Net cash provided by financing activities	14,031	690

Net increase in cash and cash equivalents	50,135	3,514

Cash and cash equivalents, beginning	65,378	23,237

Cash and cash equivalents, ending	$115,513	$26,751

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,743	$1,904
Cash paid for income taxes	—	64

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$275	$289
Change in unrealized loss on swap, net of tax	(165)	(224)
Loans transferred to other real estate owned	1,070	1,424
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act (the “BHC Act”). On January 1, 2011, the Company acquired all of the outstanding stock of the Bank in a statutory exchange transaction (the “Reorganization”). Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. The information in the unaudited condensed consolidated financial statements and accompanying notes for all periods prior to January 1, 2011 is that of the Bank on a stand-alone basis.
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
On March 30, 2011, the Company and Community Capital Corporation (“Community Capital”) entered into an Agreement and Plan of Merger, pursuant to which Community Capital will be merged with and into the Company, with the Company as the surviving entity. The merger has been unanimously approved by the board of directors of each company and is subject to customary closing conditions, including regulatory approval and Community Capital shareholder approval. If the merger is completed, each outstanding share of Community Capital common stock will be exchanged for either 0.6667 of a share of Company common stock or $3.30 in cash, subject to the limitation that the total consideration will consist of 40.0% in cash and 60.0% in shares of Company common stock.
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes (the “2010 Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “2010 Form 10-K”).
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year or for other interim periods.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2 — Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement (“ASU No. 2010-06”). ASU No. 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Accounting Standards Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting.
Specifically, ASU No. 2010-06 amends Codification Subtopic 820-10 to now require that: (1) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) a reporting entity present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU No. 2010-06 clarifies the requirements for purposes of reporting fair value measurement for each class of assets and liabilities, and that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information, which was adopted by the Company on January 1, 2011. The adoption of the gross presentation disclosures did not have an impact on the Company’s financial position or results of operations.
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310) (“ASU No. 2010-20”). ASU No. 2010-20 will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the Allowance for Loan Losses (the “Allowance”). ASU No. 2010-20 requires the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of ASU No. 2010-20 are effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and the Allowance, the adoption will have no material impact on the Company’s financial condition or results of operations.
In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310) (“ASU No. 2011-02”). ASU No. 2011-02 provides greater clarity and guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. As a result of applying these amendments, the Company may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, the amendments will be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company will be required to disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 (FAS 114) for which impairment was previously measured under Subtopic 450-20, Contingencies: Loss Contingencies (FAS 5). The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. Management is still evaluating the impact of this ASU on the Company’s financial condition.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3 — Shareholders’ Equity
Common Stock
On May 4, 2010, the Bank’s shareholders approved an amendment to the Articles of Incorporation of the Bank to increase the number of authorized shares of common stock to 200,000,000.
On August 18, 2010, in connection with its public offering of common stock (the “Public Offering”), the Bank consummated the issuance and sale of 23,100,000 shares of common stock at $6.50 per share, for a gross aggregate offering price of $150.2 million. The Bank incurred underwriting fees of $6.0 million and related expenses of $0.9 million resulting in net proceeds of $143.2 million being received by the Bank of which $140.2 was recorded in shareholders’ equity. Additional underwriting fees equal to $3.0 million will be payable in the future if the common stock price closes at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. A liability for the $3.0 million contingent underwriting fee has been accrued and is included in other liabilities in the accompanying balance sheet at March 31, 2011.
On January 1, 2011, in conjunction with the Company’s acquisition of the Bank in a statutory exchange transaction, the par value of authorized common stock of the Company, which was established in the Company’s Articles of Incorporation at $1.00 per share, replaced the previously reported par value of $4.65 per share of common stock of the Bank. This transaction was given retroactive effect in the financial statements. As such, the par value of the common stock reflected in the audited consolidated balance sheet as of December 31, 2010 reflects a $102.8 million reclassification from common stock to additional paid-in capital because of the Reorganization.
Share-Based Plans
The Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.
The Company maintains equity-based compensation plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved, the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Plans”). The 2010 Plans are substantially similar to the Bank’s 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of common shares reserved for options. The 2010 Plans provide for an aggregate of 1,859,550 of common shares reserved for options. Upon effectiveness of the Reorganization, the Company assumed all outstanding options under the 2010 plans and the 2006 plans, and the Company’s common stock was substituted as the stock issuable upon the exercise of options under these plans.
Also during 2010, the Board of Directors of the Company adopted and shareholders approved, the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees (the “LTIP”), which was effective upon the Reorganization. The LTIP provides for an aggregate of 1,016,400 of common shares reserved for issuance to employees and directors in connection with stock options, stock appreciation rights and other stock-based awards (including, without limitation, restricted stock awards).

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Activity in the Company’s shared based plans is summarized in the following table:

		Outstanding Options				Nonvested Restricted Shares
	Options		Weighted	Weighted			Weighted
	Available		Average	Average			Average	Aggregate
	for Future	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Grants	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2010	525,918	2,323,632	$7.83	8.50	$—	—	$—	$—
Approved for issuance	1,016,400	—	—	—	—	—	—	—
Options Granted	(82,340)	82,340	5.74	—	—	—	—	—
Restricted Shares Granted	(568,260)	—	—	—	—	568,260	3.91	2,756,061
Exercised	—	—	—	—	—	—	—	—
Expired and forfeited	176,083	(176,083)	6.50	2.62	—	—	—	—

At March 31, 2011	1,067,801	2,229,889	$7.86	8.23	$—	568,260	$3.91	$2,756,061

Exercisable at March 31, 2011		785,902	$10.38	6.01	$—
The fair value of options is estimated at the date of the grant using the Black-Scholes option-pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued during the three months ended March 31, 2011.
Assumptions in Estimating Option Values

Weighted-average volatility	36.86%
Expected dividend yield	0%
Risk-free interest rate	4.40%
Expected life	7 years
No options vested during the three months ended March 31, 2011 and 2010. The compensation expense for stock option plans was $310 thousand and $104 thousand for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, unrecognized compensation cost related to nonvested stock options of $3.0 million is expected to be recognized over a weighted-average period of 1.43 years.
No shares of restricted stock vested during the three months ended March 31, 2011 and 2010. The compensation expense for restricted shares was $136 thousand for the three months ended March 31, 2011. At March 31, 2011, unrecognized compensation cost related to nonvested restricted shares of $2.7 million is expected to be recognized over a weighted-average period of 3.48 years.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4 — Investment Securities
The amortized cost, unrealized gains, losses, and estimated fair value of securities available-for-sale at March 31, 2011 and December 31, 2010 are as follows:
Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
March 31, 2011
Securities available-for-sale:
U.S. Government agencies	$10,526	$44	$(152)	$10,418
Residential mortgage-backed securities	30,960	447	(408)	30,999
Collateralized agency mortgage obligations	55,285	120	(1,879)	53,526
Municipal securities	15,515	439	(23)	15,931
Corporate and other securities	1,523	24	(148)	1,399

Total investment securities	$113,809	$1,074	$(2,610)	$112,273

December 31, 2010
Securities available-for-sale:
U.S. Government agencies	$13,075	$181	$(96)	$13,160
Residential mortgage-backed securities	52,342	495	(438)	52,399
Collateralized agency mortgage obligations	60,711	111	(2,103)	58,719
Municipal securities	13,771	183	(146)	13,808
Corporate and other securities	2,675	5	(176)	2,504

Total investment securities	$142,574	$975	$(2,959)	$140,590

The amortized cost and fair values of securities available-for-sale at March 31, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturities of Investment Portfolio

	March 31, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

U.S. Government agencies
Due after one year through five years	$10,000	$9,848
Due after five years through ten years	526	570
Residential mortgage-backed securities
Due after five years through ten years	1,341	1,351
Due after ten years	29,619	29,648
Collateralized agency mortgage obligations
Due after ten years	55,285	53,526
Municipal securities
Due after ten years	15,515	15,931
Corporate and other securities
Due after five years through ten years	500	352
Due after ten years	1,023	1,047

Total investment securites	$113,809	$112,273

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at March 31, 2011 and December 31, 2010. The unrealized losses relate to debt securities that have incurred fair value reductions due to market volatility and uncertainty since the securities were purchased. Management believes that the unrealized losses are more likely than not to reverse as confidence returns to investment markets. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. One corporate debt security has been in a loss position for twelve months or more at March 31, 2011. At December 31, 2010, two corporate debt securities were in a loss position for twelve months or more.
Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2011
Securities available-for-sale:
U.S. Government agencies	$9,848	$(152)	$—	$—	$9,848	$(152)
Residential Mortgage-backed securities	19,607	(408)	—	—	19,607	(408)
Collateralized mortgage obligations	49,541	(1,879)	—	—	49,541	(1,879)
Municipal securities	814	(23)	—	—	814	(23)
Corporate and other securities	—	—	353	(148)	353	(148)

Total temporarily impaired securities	$79,810	$(2,462)	$353	$(148)	$80,163	$(2,610)

December 31, 2010
Securities available-for-sale:
U.S. Government agencies	$9,904	$(96)	$—	$—	$9,904	$(96)
Residential Mortgage-backed securities	37,052	(438)	—	—	37,052	(438)
Collateralized mortgage obligations	53,232	(2,103)	—	—	53,232	(2,103)
Municipal securities	6,215	(146)	—	—	6,215	(146)
Corporate and other securities	—	—	1,475	(176)	1,475	(176)

Total temporarily impaired securities	$106,403	$(2,783)	$1,475	$(176)	$107,878	$(2,959)

Securities with a fair value of $4.8 million and $4.2 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure an interest rate swap and securities sold under agreements to repurchase. During the three months ended March 31, 2011, the Company sold $24.3 million of securities available-for-sale, resulting in a gross gain of $0.02 million. Securities available-for-sale with a book value of $2.1 million were sold in the three months ended March 31, 2010 resulting in a gross gain of $0.02 million.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The aggregate cost of the Company’s cost method investments totaled $2.0 million at March 31, 2011 and $2.3 million at December 31, 2010. Cost method investments at March 31, 2011 included $1.9 million in Federal Home Loan Bank (“FHLB”) stock and $0.1 million of other investments which are included in other assets. All cost method investments were evaluated for impairment as of March 31, 2011 and December 31, 2010. The following factors have been considered in determining the carrying amount of FHLB stock: 1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and 3) redemptions and purchases of the stock are at the discretion of the FHLB. At March 31, 2011 and December 31, 2010, the Company estimated that the fair values of cost method investments equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.
Note 5 — Loans and Allowance for Loan Losses
The following is a summary of the loan portfolio at March 31, 2011 and December 31, 2010:

	2011	2010
Commercial:
Commercial and industrial	$48,107	$48,401
Commercial real estate — owner-occupied	52,764	55,089
Commercial real estate — investor income producing	113,612	110,407
Acquisition, construction and development	75,977	87,846
Other commercial	5,232	3,225

Total commercial loans	295,692	304,968

Consumer:
Residential mortgage	25,034	21,716
Home equity lines of credit	53,725	56,968
Residential construction	7,018	9,051
Other loans to individuals	6,811	7,245

Total consumer loans	92,588	94,980

Total loans	388,280	399,948
Deferred fees	(93)	(119)

Total loans, net of deferred fees	$388,187	$399,829

At March 31, 2011 and December 31, 2010, the carrying value of loans pledged as collateral on FHLB borrowings totaled $43.8 million.
Concentrations of Credit — Loans are primarily made in the Charlotte and Wilmington regions of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At March 31, 2011 and December 31, 2010, we had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for Loan Losses — The following table presents, by portfolio segment, the activity in the allowance for loan losses for the quarter ended March 31, 2011. The following table also presents, by portfolio segment, the balance in the allowance for loan losses disaggregated based on the Company’s impairment measurement method and the related recorded investment in loans at March 31, 2011 and December 31, 2010.

	Commercial	Consumer	Unallocated	Total
For the quarter ended March 31, 2011
Allowance for Loan Losses:
Balance, beginning of period	$9,165	$1,375	$1,884	$12,424
Provision for loan losses	2,705	1,782	(25)	4,462
Charge-offs	(4,296)	(1,285)	—	(5,581)
Recoveries	460	3	—	463

Net charge-offs	(3,836)	(1,282)	—	(5,118)

Ending balance	$8,034	$1,875	$1,859	$11,768

At March 31, 2011
Allowance for Loan Losses:
Individually evaluated for impairment	$1,410	$450	$—	$1,860
Collectively evaluated for impairment	6,624	1,425	1,859	9,908

Total	$8,034	$1,875	$1,859	$11,768

Recorded Investment in Loans:
Individually evaluated for impairment	$29,832	$4,195	$—	$34,027
Collectively evaluated for impairment	265,860	88,393	—	354,253

Total	$295,692	$92,588	$—	$388,280

At December 31, 2010
Allowance for Loan Losses:
Individually evaluated for impairment	$4,092	$115	$—	$4,207
Collectively evaluated for impairment	5,073	1,260	1,884	8,217

Total	$9,165	$1,375	$1,884	$12,424

Recorded Investment in Loans:
Individually evaluated for impairment	$37,451	$3,460	$—	$40,911
Collectively evaluated for impairment	267,517	91,520	—	359,037

Total	$304,968	$94,980	$—	$399,948

A summary of the activity in the allowance for loan losses for the three-month periods ended March 31, 2011 and 2010 follows:

	Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$12,424	$7,402
Provision for loan losses	4,462	1,531

Charge-offs	(5,581)	(554)
Recoveries	463	1

Net charge-offs	(5,118)	(553)

Balance, end of period	$11,768	$8,380

The Company introduced refinements to its loan loss allowance methodology in the third quarter of 2010. The principal refinement was the addition of a more comprehensive qualitative component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental factors will cause the quantitatively determined loss contingency estimate to differ from historical results or other assumptions. The Company has identified six environmental factors for inclusion in our allowance methodology at this time, aggregating $1.8 million at March 31, 2011 and December 31, 2010, including (i) portfolio trends, (ii) portfolio concentrations, (iii) economic and market trends, (iv) changes in lending practices, (v) regulatory environment, and (vi) other factors. The first three factors are believed by management to present the most significant risk to the portfolio, and are therefore associated with both higher absolute and range of potential reserve percentages. The reserve percentages for each of the six factors are derived from available industry information combined with management judgment. The Company may consider both trends and absolute levels of such factors, if applicable.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. These estimated credit losses were not material at March 31, 2011 and December 31, 2010.
Credit Quality Indicators — The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes that comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes that comprise the consumer portfolio segment.
The following are the definitions of the Company’s credit quality indicators:

Pass:	Loans in classes that comprise the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes there is a low likelihood of loss related to those loans that are considered pass.

Special Mention:	Loans in classes that comprise the commercial and consumer portfolio segments that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan. Management believes there is a moderate likelihood of some loss related to those loans that are considered special mention.

Classified:	Loans in the classes that comprise the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Classified loans are also those in the classes that comprise the consumer portfolio segment that are past due 90 days or more as to principal or interest. Residential mortgage and home equity loans may be current as to principal and interest, but may be considered classified for a period of up to six months. Following a period of demonstrated performance in accordance with contractual terms, the loan may be removed from classified status. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans are not corrected in a timely manner.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company’s loans as of March 31, 2011 and December 31, 2010, by loan class and by credit quality indicator.

	As of March 31, 2011
		Commercial
	Commercial	Real Estate	CRE-Investor	Acquisition,
	and	(CRE)-Owner	Income	Construction	Other	Total
	Industrial	Occupied	Producing	and Development	Commercial	Commercial
Pass	$44,718	$46,542	$99,857	$26,277	$5,232	$222,626
Special mention	2,767	1,892	4,893	18,016	—	27,568
Classified	622	4,330	8,862	31,684	—	45,498

Total	$48,107	$52,764	$113,612	$75,977	$5,232	$295,692

	Residential	Home Equity	Residential	Other Loans to		Total
	Mortgage	Lines of Credit	Construction	Individuals		Consumer
Pass	$20,002	$51,050	$6,077	$6,723		$83,852
Special mention	1,368	1,081	—	—		2,449
Classified	3,664	1,594	941	88		6,287

Total	$25,034	$53,725	$7,018	$6,811		$92,588

Total Recorded Investment in Loans						$388,280

	As of December 31, 2010
		Commercial
	Commercial	Real Estate	CRE-Investor	Acquisition,
	and	(CRE)-Owner	Income	Construction	Other	Total
	Industrial	Occupied	Producing	and Development	Commercial	Commercial
Pass	$46,888	$52,746	$98,195	$37,435	$3,225	$238,489
Special mention	262	—	9,520	14,289	—	24,071
Classified	1,251	2,343	2,692	36,122	—	42,408

Total	$48,401	$55,089	$110,407	$87,846	$3,225	$304,968

	Residential	Home Equity	Residential	Other Loans to		Total
	Mortgage	Lines of Credit	Construction	Individuals		Consumer
Pass	$19,160	$53,839	$7,951	$7,245		$88,195
Special mention	1,359	1,607	—	—		2,966
Classified	1,197	1,522	1,100	—		3,819

Total	$21,716	$56,968	$9,051	$7,245		$94,980

Total Recorded Investment in Loans						$399,948

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Aging Analysis of Accruing and Non-Accruing Loans — The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans as of March 31, 2011 and December 31, 2010.

	30-59	60-89	Past Due
	Days	Days	90 Days
(dollars in thousands)	Past Due	Past Due	or More	Current	Total Loans
As of March 31, 2011
Commercial:
Commercial and industrial	$—	$—	$327	$47,780	$48,107
Commercial real estate — owner-occupied	—	—	581	52,183	52,764
Commercial real estate — investor income producing	—	—	—	113,612	113,612
Acquisition, construction and development	5,264	524	11,036	59,153	75,977
Other commercial	—	—	—	5,232	5,232

Total commercial loans	5,264	524	11,944	277,960	295,692

Consumer:
Residential mortgage	—	—	—	25,034	25,034
Home equity lines of credit	—	—	—	53,725	53,725
Residential construction	—	—	843	6,175	7,018
Other loans to individuals	—	—	—	6,811	6,811

Total consumer loans	—	—	843	91,745	92,588

Total loans	$5,264	$524	$12,787	$369,705	$388,280

As of December 31, 2010
Commercial:
Commercial and industrial	$—	$593	$111	$47,697	$48,401
Commercial real estate — owner-occupied	717	—	—	54,372	55,089
Commercial real estate — investor income producing	—	—	261	110,146	110,407
Acquisition, construction and development	4,025	4,188	5,676	73,957	87,846
Other commercial	—	—	—	3,225	3,225

Total commercial loans	4,742	4,781	6,048	289,397	304,968

Consumer:
Residential mortgage	—	—	374	21,342	21,716
Home equity lines of credit	1,000	—	—	55,968	56,968
Residential construction	—	1,000	—	8,051	9,051
Other loans to individuals	—	—	—	7,245	7,245

Total consumer loans	1,000	1,000	374	92,606	94,980

Total loans	$5,742	$5,781	$6,422	$382,003	$399,948

Impaired Loans — All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccruing loans and loans modified in a troubled debt restructuring (“TDR”). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Information for impaired loans, none of which are accruing interest, at and for the period ended March 31, 2011 is set forth in the following table:

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance For	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$30	$821	$—	$144	$—
CRE — owner-occupied	581	741	—	705	—
CRE — investor income producing	575	841	—	531	—
Acquisition, construction and development	22,575	32,088	—	25,475	—
Other commercial	—	—	—	—	—

Total commercial loans	23,761	34,491	—	26,855	—

Consumer:
Residential mortgage	811	823	—	819	—
Home equity lines of credit	—	1,700	—	—	—
Residential construction	941	2,175	—	1,092	—
Other loans to individuals	—	10	—	—	—

Total consumer loans	1,752	4,708	—	1,911	—

Total impaired loans with no related allowance recorded	$25,513	$39,199	$—	$28,766	$—

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$500	$625	$152	$501	$—
CRE — owner-occupied	—	—	—	—	—
CRE — investor income producing	783	792	137	577	—
Acquisition, construction and development	4,788	4,828	1,121	2,662	—
Other commercial	—	—	—	—	—

Total commercial loans	6,071	6,245	1,410	3,740	—

Consumer:
Residential mortgage	2,443	2,560	450	1,609	—
Home equity lines of credit	—	—	—	—	—
Residential construction	—	—	—	—	—
Other loans to individuals	—	—	—	—	—

Total consumer loans	2,443	2,560	450	1,609	—

Total impaired loans with an allowance recorded	$8,514	$8,805	$1,860	$5,349	$—

Impaired Loans:
Commercial	$29,832	$40,736	$1,410	$30,595	$—
Consumer	4,195	7,268	450	3,520	—

Total impaired loans	$34,027	$48,004	$1,860	$34,115	$—

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Information for impaired loans, none of which are accruing interest, at and for the year ended December 31, 2010 is set forth in the following table:

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance For	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$722	$913	$—	$69	$—
CRE — owner-occupied	—	—	—	—	—
CRE — investor income producing	583	841	—	15	—
Acquisition, construction and development	19,054	25,909	—	3,753	—
Other commercial	—	—	—	—	—

Total commercial loans	20,359	27,663	—	3,837	—

Consumer:
Residential mortgage	1,197	1,255	—	111	—
Home equity lines of credit	164	165	—	3	—
Residential construction	1,100	2,174	—	27	—
Other loans to individuals	—	—	—		—

Total consumer loans	2,461	3,594	—	141	—

Total impaired loans with no related allowance recorded	$22,820	$31,257	$—	$3,978	$—

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$437	$437	$280	$2	$—
CRE — owner-occupied	717	741	136	393	—
CRE — investor income producing	1,119	1,209	277	404	—
Acquisition, construction and development	14,818	14,828	3,399	328	—
Other commercial	—	—	—		—

Total commercial loans	17,091	17,215	4,092	1,127	—

Consumer:
Residential mortgage	—	—	—	—	—
Home equity lines of credit	1,000	1,000	115	22	—
Residential construction	—	—	—	—	—
Other loans to individuals	—	—	—	—	—

Total consumer loans	1,000	1,000	115	22	—

Total impaired loans with an allowance recorded	$18,091	$18,215	$4,207	$1,149	$—

Impaired Loans:
Commercial	$37,450	$44,878	$4,092	$4,964	$—
Consumer	3,461	4,594	115	163	—

Total impaired loans	$40,911	$49,472	$4,207	$5,127	$—

During the three months ended March 31, 2011 and 2010, the Company did not recognize any interest income, including interest income recognized on a cash basis, within the period that loans were impaired.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Nonaccrual and Past Due Loans — It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal will be collected. The recorded investment in nonaccrual loans at March 31, 2011 and December 31, 2010 follows:

	March 31,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$530	$1,159
CRE — owner-occupied	581	717
CRE — investor income producing	1,358	1,702
Acquisition, construction and development	27,363	33,872
Other commercial	—	—

Total commercial loans	29,832	37,450

Consumer:
Residential mortgage	3,254	1,197
Home equity lines of credit	—	1,164
Residential construction	941	1,100
Other loans to individuals	—	—

Total consumer loans	4,195	3,461

Total nonaccrual loans	$34,027	$40,911

Nonaccrual loans at March 31, 2011 include $19.7 million of TDR loans of which $17.2 million is in the acquisition, construction and development portfolio. The March 31, 2011 recorded allowance for these loans was $0.4 million. Nonaccrual loans at December 31, 2010 include $24.9 million of TDR loans of which $23.7 million is in the acquisition, construction and development portfolio. The December 31, 2010 recorded allowance for these loans was $2.4 million.
At March 31, 2011 and December 31, 2010, there were no loans 90 days or more past due and accruing interest.
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

Three Months Ended
March 31,
2011
(Dollars in thousands)

Beginning balance	$5,075
Disbursements	368
Repayments	(719)

Ending balance	$4,724

At March 31, 2011 and December 31, 2010, the Company had pre-approved but unused lines of credit totaling $2.0 million to related parties.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6 — Per Share Results
Basic and diluted net earnings (loss) per common share are computed based on the weighted-average number of shares outstanding during each period. Diluted net earnings (loss) per common share reflect the potential dilution that could occur if all dilutive stock options were exercised and all restricted shares were vested.
Basic and diluted net earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:
Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended
	March 31
	2011	2010

Weighted-average number of common shares outstanding	28,051,098	4,951,098

Effect of dilutive stock options and restricted shares	—	—

Weighted-average number of common shares and dilutive potential common shares outstanding	28,051,098	4,951,098

For the three-month period ended March 31, 2011, 2,229,889 outstanding options were anti-dilutive due to the loss for the first quarter of 2011 and 568,260 outstanding restricted shares were anti-dilutive due to the vesting price exceeding the average market price for the period, and were omitted from the calculation. The restricted shares will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.
For the three-month period ended March 31, 2010, 788,652 outstanding options were anti-dilutive due to the exercise price exceeding the average market price for the period and were omitted from the calculation. There were outstanding restricted shares for the three-month period ended March 31, 2010.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7 — Total Comprehensive Income (Loss)
The components of comprehensive income (loss) and related tax effects for the three-month periods ended March 31, 2011 and 2010 are as follows:
Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Net income (loss)	(2,887)	157

Unrealized holding gains on available-for-sale securities	$467	$488
Tax effect	(180)	(188)
Reclassification of gain recognized in net income	(19)	(18)
Tax effect	7	7

	275	289

Unrealized holding loss on swaps	(270)	(155)
Tax effect	105	(69)

	(165)	(224)

		.
Total comprehensive income (loss)	$(2,777)	$222

Note 8 — Derivative Financial Instruments and Hedging Activities
During May 2008, the Company entered into an interest rate swap agreement with a notional amount of $40.0 million. The derivative instrument is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending May 16, 2011 and is accounted for as a cash flow hedge. If the USD-Prime-H.15 rate (“Prime Rate”) remains below 6.22%, the Company receives the difference between 6.22% and the daily weighted-average Prime Rate for each period. If the Prime Rate increases above 6.22% during the term of the contract, the Company will pay the difference between 6.22% and the daily weighted-average Prime Rate for each period. At March 31, 2011, the derivative instrument is carried at the fair market value of $0.2 million and is included in other assets. The fair market value of this swap at December 31, 2010 was $0.5 million. Changes in fair value of the swap that are deemed effective are recorded in other comprehensive income net of tax. Changes in fair value for the ineffective portion of the swap are recorded in interest income; such amounts were insignificant for each of the three months ended March 31, 2011 and 2010. The Company recorded interest income on the swap of $0.3 million for the three months ended March 31, 2011 and 2010, respectively.
At March 31, 2011, the Company had six loan swaps. The total original notional amount of these loan swaps was $13.8 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(0.5) million and $(0.5) million and are included in loans at March 31, 2011 and December 31, 2010, respectively. The loans being hedged are also recorded at fair value. The Company recorded interest expense on these loan swaps of $0.1 million in each of the three months ended March 31, 2011 and 2010.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
See table below for the information on the individual loan swaps at March 31, 2011:
Individual Loan Swap Information
(Dollars in thousands)

					Floating
Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer
Amount	Amount	Date	Rate	Rate	Spread
$2,670	$2,447	04/10/13	5.85%	USD-LIBOR-BBA	0.238%
1,800	437	04/09/13	5.80%	USD-LIBOR-BBA	0.233%
1,100	1,010	05/11/13	6.04%	USD-LIBOR-BBA	0.227%
3,775	3,552	02/15/13	5.90%	USD-LIBOR-BBA	0.220%
1,870	1,608	02/15/13	5.85%	USD-LIBOR-BBA	0.225%
2,555	2,555	10/15/15	5.50%	USD-LIBOR-BBA	0.288%

$13,770	$11,609

Note 9 — Fair Value Measurements
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at each balance sheet date, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or the price for which a liability could be settled in an orderly transaction between market participants at the measurement date. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The methodologies used for estimating the fair value of financial assets and financial liabilities are discussed below:
Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments including due from banks and federal funds sold approximate their fair value.
Investment Securities
Fair value for investment securities is based on the quoted market price if such information is available. If a quoted market price is not available, fair values are based on quoted market prices of comparable instruments.
FHLB Stock
The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock and the carrying amount is estimated to be fair value.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Loans, net of allowance
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
Accrued Interest Receivable
The carrying amount is a reasonable estimate of fair value.
Deposits
The fair value of deposits that have no stated maturities, including demand deposits, savings, money market and NOW accounts, is the amount payable on demand at the reporting date. The fair value of deposits that have stated maturity dates, primarily time deposits, is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.
Borrowings
The fair values of short-term and long-term borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.
Accrued Interest Payable
The carrying amount is a reasonable estimate of fair value.
Derivative Instruments
Derivative instruments, including interest rate swaps and swap fair value hedges, are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.
Financial Instruments with Off-Balance Sheet Risk
With regard to financial instruments with off-balance sheet risk discussed in Note K of the 2010 Audited Financial Statements, it is not practicable to estimate the fair value of future financing commitments.
The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2011 and December 31, 2010 are as follows:
Financial Instruments Carrying Amounts and Estimated Fair Values

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$115,513	$115,513	$65,378	$65,378
Investment securities	112,273	112,273	140,590	140,590
FHLB stock	1,910	1,910	1,757	1,757
Loans, net of allowance	376,419	372,183	387,405	382,854
Interest rate swap	188	188	459	459
Accrued interest receivable	1,469	1,469	1,640	1,640

Financial liabilities:
Deposits with no stated maturity	$144,284	$144,284	$107,999	$107,999
Deposits with stated maturities	277,228	278,067	299,821	300,393
Swap fair value hedge	491	491	569	569
Borrowings	28,108	27,365	27,769	26,913
Accrued interest payable	245	245	290	290

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of option pricing models, discounted cash flow models and similar techniques.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Investment Securities Available-for-Sale
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
Derivative Instruments
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of March 31, 2011 and December 31, 2010, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Loans
Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price for the collateral, the Company records the impaired loan as nonrecurring Level 3.
At March 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents, by level, the recorded amount of assets and liabilities at March 31, 2011 and December 31, 2010 measured at fair value on a recurring basis:
Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
	(Dollars in thousands)
March 31, 2011
U.S. Government agencies	$—	$10,418	$—	$10,418
Residential mortgage-backed securities	—	30,999	—	30,999
Collateralized agency mortgage obligations	—	53,526	—	53,526
Municipal securities	—	15,931	—	15,931
Debt Securities	—	—	353	353
Corporate and other Securities	—	1,046	—	1,046
Interest rate swap	—	188	—	188
Fair value loans	—	12,100	—	12,100
Swap fair value hedge	—	(491)	—	(491)

December 31, 2010
U.S. Government agencies	$—	$13,160	$—	$13,160
Residential mortgage-backed securities	—	52,399	—	52,399
Collateralized agency mortgage obligations	—	58,719	—	58,719
Municipal securities	—	13,808	—	13,808
Debt Securities	—	—	350	350
Corporate and other Securities	—	2,154	—	2,154
Interest rate swap	—	459	—	459
Fair value loans	—	9,702	—	9,702
Swap fair value hedge	—	(569)		(569)
There were no transfers between valuation levels during the three months ended March 31, 2011.
The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and March 31, 2010. The ending balances for Level 3 assets during the three months ended March 31, 2010 remained unchanged from December 31, 2009 at $0.4 million.
Level 3 Assets Reconciliation
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Debt Securities:
Balance, beginning of period	$350	$400
Decrease in unrealized loss	3	—

Balance, end of period	$353	$400

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets Recorded at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010 are included in the table below by level:
Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
	(Dollars in thousands)
March 31, 2011
OREO	$—	$1,565	$—	$1,565
Impaired loans	$—	$—	$25,832	$25,832

December 31, 2010
OREO	$—	$1,246	$—	$1,246
Impaired loans	$—	$—	$37,724	$37,724
In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended March 31, 2011, OREO with a carrying value of $0.9 million was written down by $0.3 million to $0.6 million.
There were no transfers between valuation levels for any accounts for the quarter ended March 31, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.
Note 10 — Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At March 31, 2011, we had $11.5 million of loan commitments outstanding, $62.4 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit and financial guarantees. At December 31, 2010, we had $3.8 million of loan commitments outstanding, $69.6 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit and financial guarantees. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.
As of March 31, 2011 and December 31, 2010, the Company has a commitment to fund $0.6 million related to an agreement with the Small Business Investment Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations, plans or forecasts of future events, results and condition, including expectations regarding the proposed merger with Community Capital, the general business strategy of engaging in bank mergers, organic growth and anticipated asset size, additional branch openings, refinement of the loan loss allowance methodology, recruiting of key leadership positions, decreases in construction and development loans and other changes in loan mix, changes in deposit mix, capital and liquidity levels, net interest income, credit trends and conditions, including loan losses, allowance, charge-offs, delinquency trends and nonperforming loan and asset levels, and other similar matters. These statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the 2010 Form 10-K and in any of the Company’s subsequent filings with the SEC: inability to obtain regulatory approvals of the Community Capital merger on the proposed terms and schedule; failure of Community Capital’s shareholders to approve the merger; failure to realize synergies and other financial benefits from the proposed Community Capital merger within the expected time frame; increases in expected costs or difficulties related to integration of the Community Capital merger; fluctuation in the trading price of the Company’s stock prior to the closing of the proposed Community Capital merger, which would affect the total value of the proposed merger transaction; inability to successfully open new branches or loan production offices, including the Company’s inability to attract and maintain customers; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the effects of negative economic conditions, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of our allowance; deterioration in the credit quality of our loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in our investment securities portfolio; legal and regulatory developments; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting and the impact on the Company’s financial statements; the Company’s ability to attract new employees; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.
Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three month period ended March 31, 2011. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes.
Overview
The Company was formed on October 6, 2010 to serve as the holding company for the Bank and is a bank holding company registered with the Federal Reserve Board under the BHC Act. At present, the Company’s primary operations and business are that of owning the Bank, its sole subsidiary. The Company’s offices are located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204 and its phone number is (704) 716-2134.
The Bank was incorporated on September 8, 2006 as a North Carolina-chartered commercial bank and is the wholly-owned subsidiary of the Company. The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina. The Bank opened a branch in Wilmington, North Carolina, in October 2007 and in the SouthPark neighborhood of Charlotte in July 2008, and received approval from the NC Commissioner in March 2011 to open a branch in Charleston, South Carolina. The Bank currently anticipates that it will open additional branch offices and/or loan production offices in its target markets this year.
On January 1, 2011, the Company acquired all of the outstanding common stock of the Bank in the Reorganization, which was effected under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated October 22, 2010. This agreement and the Reorganization were approved by the Bank’s shareholders at a special meeting of the Bank’s shareholders held on November 23, 2010. Pursuant to the Reorganization, shares of the Bank’s common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the shareholders of the Bank became shareholders of the Company. The unaudited condensed consolidated financial statements, discussions of those statements, market data and all other operating data presented herein for periods prior to January 1, 2011 are those of the Bank on a stand-alone basis.
In August 2010, the Bank conducted the Public Offering, which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking to acquire regional and community banks in the Carolinas and Virginia. The Company intends to become a regional-sized multi-state banking franchise through acquisitions and organic growth, seeking to reach a consolidated asset size of between $8 billion and $10 billion over the next several years. The Company is committed to building a banking franchise that is noted for sound risk management, superior client service and exceptional client relationships.
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

As part of its operations, the Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. As a rule, the Company expects to publicly announce material transactions when a definitive agreement has been reached.
On March 30, 2011, the Company and Community Capital entered into an Agreement and Plan of Merger, pursuant to which Community Capital will be merged with and into the Company, with the Company as the surviving entity. The merger has been unanimously approved by the board of directors of each company and is subject to customary closing conditions, including regulatory approval and Community Capital shareholder approval. If the merger is completed, each outstanding share of Community Capital common stock will be exchanged for either 0.6667 of a share of Company common stock or $3.30 in cash, subject to the limitation that the total consideration will consist of 40.0% in cash and 60.0% in shares of Company common stock. As of March 31, 2011, Community Capital, which is headquartered in Greenwood, South Carolina, had $649.1 million in assets and operated 17 full service branches and one drive-through facility throughout South Carolina. For additional information, please see the Company’s Current Report on Form 8-K filed on March 31, 2011.
The Company provides banking services to small and mid-sized businesses, owner-occupied and income producing real estate owners, real estate developers and builders, professionals and consumers doing business or residing within its target markets. Through its branches, the Bank provides a wide range of banking products, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts, certificates of deposit, overdraft protection, safe deposit boxes and online banking. The Company’s lending activities include a range of short to medium-term commercial, real estate, residential mortgage and home equity and personal loans. Its objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. The Company strives to develop a personal relationship with its clients while at the same time offering traditional deposit and loan banking services.
Our primary market area consists of the Charlotte and Wilmington, North Carolina metropolitan statistical areas (“MSAs”). The Charlotte-Gastonia-Concord MSA consists of five counties in North Carolina (Anson, Cabarrus, Gaston, Mecklenburg and Union) and one county in South Carolina (York). The Wilmington MSA consists of New Hanover, Brunswick, and Pender counties in Southeast North Carolina.
Commercial banking in the Charlotte and Wilmington markets and in the Carolinas and Virginia generally is extremely competitive. We compete for deposits in our banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In our lending activities, the Company competes with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit.
Interest rates, both on loans and deposits, and prices of fee-based services, are significant competitive factors among financial institutions. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our competitors have greater resources, broader geographic markets and higher lending limits. To counter these competitive disadvantages, we depend on our reputation as a community bank in our local markets, our direct customer contact, our ability to make credit and other business decisions locally, and personalized customer service.

Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.
Critical Accounting Policies and Estimates
In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and in accordance with general practices within the banking industry. Our significant accounting policies are described in the notes to the 2010 Audited Financial Statements.
Certain accounting policies involve significant judgment and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.
We believe our critical accounting policies and estimates include the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $11.8 million, or 3.03% of total loans, net of unearned interest, was an adequate estimate of potential losses within the loan portfolio at March 31, 2011. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be significantly affected and could have a material adverse impact on our results of operations and financial condition.
Financial Condition at March 31, 2011 and December 31, 2010
Total assets grew by $12.3 million, or 2.0%, from $616.1 million at December 31, 2010 to $628.4 million at March 31, 2011. At March 31, 2011, interest-earning assets were $561.8 million, which included $388.2 million in gross loans, $112.3 million in investment securities available-for-sale, $57.5 million in overnight investments and $3.8 million in interest-bearing deposits in other banks. Interest-earning assets at December 31, 2010 totaled $603.3 million and consisted of $399.8 million in gross loans, $140.6 million in investment securities available-for-sale, $57.9 million in overnight investments and $5.0 million in interest-bearing deposits in other banks.
Shareholders’ equity equaled $174.8 million at March 31, 2011 compared to $177.1 million at December 31, 2010. This decrease of $2.3 million was a result of the first quarter loss of $2.9 million offset by a $0.1 million decrease, net of taxes, in accumulated other comprehensive loss relating to unrealized gains on investments available-for-sale and swaps and $0.5 million of additional paid in capital relating to the share-based compensation expense.
The following table reflects selected ratios for the Company for the three months ended March 31, 2011 and 2010:
Selected Ratios

	Three months ended
	March 31,
	(annualized and unaudited)		At December 31,
	2011	2010	2010*
Return on Average Assets	-1.93%	0.13%	-2.81%

Return on Average Equity	-6.60%	1.36%	-9.75%

Period End Equity to Total Assets	27.81%	9.77%	28.75%

*	Derived from audited financial statements.

Loans
At March 31, 2011, total loans were $388.2 million compared to $399.8 million at December 31, 2010. This decrease included a $13.9 million reduction in the construction and development portfolio, consistent with our general intention to reduce residential construction and development exposure in our portfolio.
Substantially all of our loans are to clients in our immediate markets. In the Charlotte market, we have a diversified mix of commercial real estate, owner-occupied commercial real estate, commercial and small business loans, and a significant portfolio of home equity lines of credit. Our Wilmington operation has a heavier concentration of real estate related loans with a smaller proportion of construction and development loans than Charlotte. Wilmington, like most coastal markets, is heavily dependent on real estate and tourism to drive its economy. We believe we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our financial condition or results of operations.
Asset Quality and Allowance for Loan Losses
Due to unprecedented asset quality challenges and the global economic recession, the U.S. banking industry has been experiencing significant financial challenges. Our senior management works closely with credit administration, third-party credit review specialists, and lending staff to ensure that adequate resources are in place to proactively manage through the current slowdown in the real estate market and overall economy. When a problem is identified, management is committed to assessing the situation and moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project and the borrower’s commitment to working with the Company to achieve an acceptable resolution of the credit.
We consider asset quality to be of primary importance, and employ a formal internal loan review process to ensure adherence to the lending policy as approved by our board of directors. It is the responsibility of each loan officer to assign an appropriate risk grade to loans when originated. Our credit administration function, through the loan review process with periodic assistance from third party credit review specialists, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality changes, it is the responsibility of our credit administration department to change the borrower’s risk grade accordingly. The process of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses, and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market areas and other factors. During the third quarter of 2010, the Company introduced refinements to its loan loss allowance methodology. The principal change was the addition of a more comprehensive qualitative component, which evaluates six environmental factors, including portfolio trends, portfolio concentrations, general economic and market trends, changes in lending practices, regulatory environment and other factors. These refinements are intended to help management recognize expected losses that may not be identified through the quantitative analysis of our historical loss experience. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for the risk inherent in our loan portfolio.
Our policy regarding past due loans normally requires a nonaccrual at 90 days past due. Charge-off to the allowance for loan losses may ensue following timely collection efforts and a thorough review of payment sources. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally secured by collateral, which is considered in the determination of the allowance for loan losses, through the impaired loan process.

The allowance for loan losses as a percentage of total loans increased to 3.03% at March 31, 2011 from 2.12% at March 31, 2010. The increase related to a refinement in allowance methodology to incorporate a more comprehensive qualitative component, the effects of extended economic weakness on portfolio trends, and specific reserves related to impaired loans. The allowance for loan losses as a percentage of total loans decreased from 3.11% at December 31, 2010, due to the recognition of loss on loans. We had net charge-offs of $5.1 million in the first three months of 2011 compared to $0.6 million in the same period of 2010 and $8.9 million for the three months ended December 31, 2010.
Nonperforming Assets
Nonperforming assets, which consist of accruing loans for which payments are 90 days or more past due, accruing troubled debt restructurings (“TDRs”), nonaccrual loans, and OREO decreased $6.6 million, or 15.1%, to $36.8 million at March 31, 2011 from $43.4 million at December 31, 2010.
There were no loans past due 90 days or more and still accruing interest at March 31, 2011 and December 31, 2010. Loans past due 90 days or more and still accruing interest totaled $0.6 million at March 31, 2010. Accruing TDRs totaled $1.2 million at March 31, 2011 and December 31, 2010, compared to $2.8 million at March 31, 2010.
Nonaccrual loans were $34.0 million at March 31, 2011, a decrease of $6.9 million, or 16.9%, from nonaccrual loans of $40.9 million at December 31, 2010. These nonaccrual loans consisted primarily of loans involving acquisition, construction and development activity, which totaled $28.3 million, or 83.2%, of total nonaccrual loans at March 31, 2011 compared to $35.0 million, or 85.5%, of total nonaccrual loans at December 31, 2010. Nonaccrual loans increased significantly in 2010 compared to prior years as a result of the negative impact on our loan portfolio from increased unemployment, the slow-down in housing, depressed real estate values in our markets, and other similar factors. At March 31, 2010, nonaccrual loans were $1.7 million.
We grade loans with a risk grade scale of 1-9, with grades 1-5 representing pass credits, and grades 6, 7, 8, and 9 representing “special mention,” “substandard,” “doubtful,” and “loss” credit grades, respectively. Loans are reviewed on a regular basis internally and at least annually by an external loan review group to ensure loans are graded appropriately. Credits are reviewed for past due trends, declining cash flows, significant decline in collateral value, weakened guarantor financial strength, management concerns, market conditions, and other factors that could jeopardize the repayment performance of the loan. Documentation deficiencies, to include collateral perfection and outdated or inadequate financial information, are also considered in grading loans.
All loans graded 6 or worse, as well as those graded 5 and with a balance of $250 thousand or more, are included on our list of “watch loans”, which is updated and reported to both the management and Board of Directors committees and the full board of directors on a monthly basis. Additionally, other loans with more favorable ratings may be placed on the watch list if there are concerns that the loan may become a problem in the future. Impairment analysis has been performed on all loans graded “substandard” and selected other loans as deemed appropriate. At March 31, 2011, we maintained “watch loans” totaling $108.1 million compared to $102.9 million at December 31, 2010. Currently all loans on our watch list carry a risk grade of 6 or worse. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.
At March 31, 2011, OREO totaled $1.6 million, which represented two residential lots, six residential properties and one nonresidential property, all of which are recorded at values based on our most recent appraisals. At December 31, 2010, OREO was $1.2 million. All OREO properties have been written down to their respective fair values.

Investments and Other Interest-earning Assets
Investment securities were $112.3 million at March 31, 2011. This was a $28.3 million decrease from the $140.6 million balance at December 31, 2010 and is a result of the sale of $24.4 million of securities available for sale related to the upstream of capital from the Bank to the Company as well as to normal amortization of residential mortgage-backed securities. Our investment portfolio consists of U.S. government agency securities, residential mortgage-backed securities, municipal securities and other debt instruments. At the end of the first quarter of 2011, our portfolio had a net unrealized loss of $1.5 million compared to a $2.0 million net unrealized loss at December 31, 2010. We have no securities with an unrealized loss deemed to be other than temporary at March 31, 2011. In addition, there were no securities with an unrealized loss deemed to be other than temporary at December 31, 2010.
At March 31, 2011, we had $57.5 million in federal funds sold, and $3.8 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $57.9 million in federal funds and $5.0 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2010.
Deposits and Other Borrowings
Total deposits increased by $13.7 million, or 3.4%, from December 31, 2010 to March 31, 2011. Core deposits (excluding brokered time deposits) increased $28.0 million, or 15.0%, while brokered time deposits decreased by $5.1 million, or 4.8%. The increase in core deposits resulted from a continued effort by management to obtain additional deposits from existing relationships and shareholders along with targeted calling efforts by associates and board members.
Borrowed funds totaled $28.1 million at March 31, 2011, compared to $28.0 million at December 31, 2010.
Results of Operations
Comparison of Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010
The following table summarizes components of income and expense and the changes in those components for the three months ended March 31, 2011 and 2010:
Condensed Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,
	2011	2010	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Gross interest income	$5,654	$5,651	$3	0.1%
Gross interest expense	1,698	1,900	(202)	-10.6%

Net interest income	3,956	3,751	205	5.5%

Provision for loan losses	4,462	1,531	2,931	191.4%

Noninterest income	72	38	34	89.5%
Noninterest expense	4,234	2,042	2,192	107.3%

Net income (loss) before taxes	(4,668)	216	(4,884)	-2261.1%

Income tax expense (benefit)	(1,781)	59	(1,840)	-3118.6%

Net income (loss)	$(2,887)	$157	$(3,044)	-1938.9%

Net Income (Loss). The net loss for the three months ended March 31, 2011 was $2.9 million compared to net income of $0.2 million for the same period in 2010. This decrease of $3.0 million resulted primarily from a $2.9 million increase in provision for loan losses and an increase in noninterest expense of $2.2 million, partially offset by a $1.8 million tax benefit. Annualized return on average assets decreased during the three-month period ended March 31, 2011 to (1.93)% from .13% for the same period ended March 31, 2010. Annualized return on average equity also decreased from 1.36% for the three-month period ended March 31, 2010 to (6.60)% for the same period in 2011.
Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management’s responses to changes in interest rates through asset/liability management. During the three-month period ended March 31, 2011, net interest income was $4.0 million as compared to $3.8 million in 2010, an increase of $0.2 million, or 5.5%.
Total average interest-earning assets increased by $134.5 million, or 29.5%, to $590.5 million for the three months ended March 31, 2011 from $456.0 million for the same period in the previous year. We experienced growth in the average balances of interest-earning assets, specifically federal funds sold and investment securities available-for-sale, due to the investment of the net proceeds from the Public Offering. The average balance of federal funds sold increased $37.5 million along with an increase in average balance of investment securities available-for-sale of $93.6 million.
Average balances of total interest-bearing liabilities decreased in the first three months of 2011, with average total interest-bearing deposit balances decreasing by $1.5 million, or 0.4%, to $364.3 million in 2011 from $365.8 million for the same period in 2010. Average brokered deposits declined by $31.3 million from the previous year as management reduced the Company’s wholesale funding. This decline in brokered deposits was more than offset by an increase in other average deposits of $41.0 million in the first three months of 2011 as compared to the same period in 2010. This increase in other average deposits includes an increase in average noninterest-bearing deposits of $11.1 million, or 43.0%, to $37.0 million at March 31, 2011. Our net interest margin decreased from 3.29% in the three-month period ended March 31, 2010 to 2.68% in the same period in 2011 as a result of lower yields on investments and the loss of income on nonaccrual loans. Interest paid on funding sources for the three months ended March 31, 2011 totaled $1.7 million, reflecting a 1.73% cost of interest-bearing liabilities. For the same period in 2010, interest of $1.9 million was paid at a cost of interest-bearing liabilities of 1.90%.

The following tables summarize net interest income and average yields and rates paid for the periods indicated:
Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)	$397,066	$4,758	4.79%	$395,441	$5,143	5.20%
Federal funds sold	52,726	30	0.23%	15,267	9	0.24%
Taxable investment securities	121,424	681	2.24%	28,441	326	4.58%
Tax-exempt investment securities	14,698	171	4.65%	14,082	160	4.54%
Other interest-earning assets	4,572	14	1.22%	2,759	13	1.88%

Total interest-earning assets	590,486	5,654	3.83%	455,990	5,651	4.96%

Allowance for loan losses	(12,343)			(7,686)
Cash and due from banks	8,530			7,683
Premises and equipment	4,474			4,641
Other assets	18,829			12,468

Total assets	$609,976			$473,096

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$55,393	$3	0.02%	$36,609	$2	0.02%
Savings and money market	24,778	138	2.23%	11,659	81	2.78%
Time deposits — core	182,405	739	1.62%	184,487	935	2.03%
Time deposits — brokered	101,696	487	1.92%	133,028	549	1.65%

Total interest-bearing deposits	364,272	1,367	1.50%	365,783	1,567	1.71%
Federal Home Loan Bank advances	20,000	141	2.82%	25,000	143	2.29%
Other borrowings	8,029	190	9.47%	9,108	190	8.34%

Total borrowed funds	28,029	331	4.72%	34,108	333	3.91%

Total interest-bearing liabilities	392,301	1,698	1.73%	399,891	1,900	1.90%

Net interest rate spread		3,956	2.10%		3,751	3.06%

Noninterest-bearing demand deposits	37,048			25,904
Other liabilities	3,612			572
Stockholders’ equity	177,015			46,729

Total liabilities and stockholders’ equity	$609,976			$473,096

Net interest margin			2.68%			3.29%

(1)	Average loan balances include nonaccrual loans.
Provision for Loan Losses. Our provision for loan losses increased $2.9 million, or 191.4%, to $4.5 million during the three months ended March 31, 2011, from $1.5 million during the corresponding period in 2010. The increase in the provision resulted from the credit deterioration due to the continuing softening economy, significant decline in real estate values and a refinement to our allowance for loan loss methodology, which introduced a more comprehensive qualitative component. We had $5.2 million in net charge-offs during the first three months of 2011, compared to $0.6 million during the corresponding period in 2010. Nonperforming loans to total assets were 5.61% at March 31, 2011, compared to 0.95% at March 31, 2010.

The ratio of the allowance for loan losses to total loans was 3.03% and 2.12% at March 31, 2011 and 2010, respectively. Management periodically evaluates our credit policies and procedures to confirm that they effectively manage risk and facilitate appropriate internal controls.
Noninterest Income. Noninterest income has not historically been a major component of our earnings. We have a minimal amount of noninterest income from service charges. Noninterest income increased from $38 thousand for the three months ended March 31, 2010 to $72 thousand for the same period in 2011. The growth in non-interest income was primarily related to gains on the sale of OREO totaling $24,000 and on sale of securities available for sale totaling $19,000.
Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $4.2 million for the three months ended March 31, 2011 compared to $2.0 million for the same period in 2010. The increase of $2.2 million, or 107.4%, in the three months ended March 31, 2011 compared to 2010 includes an increase in salaries and benefits in the amount of $1.3 million as a result of an increase in full time equivalent employees (“FTEs”), reflecting our change in strategy. We employed 67 FTEs at March 31, 2011 compared to 46 at March 31, 2010. Additionally, OREO expense increased $0.2 million due to additional write-downs on properties, legal and professional fees increased by $0.2 million as a result of the Company becoming a public entity, and FDIC insurance and director fees increased.
The following table presents components of noninterest expense for the three months ended March 31, 2011 and 2010:
Noninterest Expense

	Three months ended
	March 31,
	2011	2010	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Salaries and benefits	$2,507	$1,252	$1,255	100.2%
Occupancy and equipment	256	206	50	24.3%
Advertising and promotion	38	57	(19)	-33.3%
Legal and professional fees	307	76	231	303.9%
Deposit charges and FDIC insurance	287	176	111	63.1%
Data processing and outside service fees	123	93	30	32.3%
Directors fees	41	—	41	100.0%
Other real estate owned expense	235	36	199	552.8%
Other expenses	440	146	294	201.4%

Total noninterest expense	$4,234	$2,042	$2,192	107.3%

Income Taxes. We generate significant amounts of non-taxable income from tax-exempt investment securities. Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate. For the three months ended March 31, 2011, we recognized an income tax benefit of $1.8 million compared to an income tax expense of $0.06 million for the same period in 2010. The effective tax rate for the three months ended March 31, 2011 is 38.20% compared to 27.30% for the same period in 2010. The change in the effective tax rate was due to the amount of tax- exempt income relative to the size of pre-tax income. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

In evaluating whether we will realize the full benefit of our net deferred tax asset, we considered projected earnings, asset quality, liquidity, capital position, which will enable us to deploy capital to generate taxable income, growth plans, etc. In addition, we also considered the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance, which is called the cumulative loss test. In the first quarter of 2011 and for the year ended 2010, we incurred a loss, primarily as a result of the increased provision for loan losses, which resulted in the failure of the cumulative loss test. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future. After considering the above factors, both positive and negative, management believes that our deferred assets are more likely than not to be realized.
Liquidity and Capital Resources
Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. Management strives to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window, and through an investment portfolio. In addition, we occasionally have short-term investments at our primary correspondent bank in the form of federal funds sold. Liquidity is governed by a board of directors approved Asset Liability Policy, administered by an internal Senior Management Risk Committee. The Committee reports on a monthly basis asset/liability related matters to the Board of Directors Loan and Risk Committee.
Our internal liquidity ratio was 49.2% at March 31, 2011 compared to 50.5% at December 31, 2010, in each case exceeding our minimum internal target of 10%. In addition, at March 31, 2011, we had an additional $20.1 million of credit available from the FHLB, $43.8 million from the Federal Reserve Discount Window, and available lines of credit totaling $70.0 million from correspondent banks.
At March 31, 2011, we had $11.5 million of loan commitments outstanding and had pre-approved but unused lines of credit totaling $76.8 million. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity. At December 31, 2010, we had $3.8 million of loan commitments outstanding, $69.6 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit and financial guarantees.
Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. Shareholders’ equity on March 31, 2011 was $174.8 million compared to the December 31, 2010 balance of $177.1 million. In August 2010, we completed our public offering of 23,100,000 shares of common stock at an initial purchase price of $6.50 per share for an aggregate offering price of approximately $150.2 million. As a result of the offering, we received net proceeds of approximately $140.2 million, after $9.0 million in underwriting fees, including the $3.0 million in contingent fees (described in Note 3 to the unaudited condensed consolidated financial statements included in this Form 10-Q), and approximately $0.9 million in related expenses. Remaining proceeds have been invested in accordance with the Company’s investment policies.
Risk based capital regulations adopted by the FDIC require banks to achieve and maintain specified ratios of capital to risk weighted assets. The risk based capital rules are designed to measure “Tier 1” capital (consisting of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At March 31, 2011, we satisfied the respective minimum regulatory capital requirements, and we were “well capitalized” within the meaning of federal regulatory requirements. Our risk-weighted assets at March 31, 2011 and December 31, 2010 were $411.7 million and $431.3 million, respectively. Actual capital levels and minimum levels at March 31, 2011 and December 31, 2010 were:

Capital Ratios

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Park Sterling Corporation
March 31, 2011
Total Risk-Based Capital Ratio	$182,243	44.27%	$32,935	8.00%	$41,169	10.00%

Tier 1 Capital Ratio	170,120	41.32%	16,468	4.00%	24,701	6.00%

Tier 1 Leverage Ratio	170,120	28.14%	24,180	4.00%	30,225	5.00%

December 31, 2010
Total Risk-Based Capital Ratio	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%

Tier 1 Capital Ratio	173,395	40.20%	17,017	4.00%	25,525	6.00%

Tier 1 Leverage Ratio	173,395	27.39%	22,227	4.00%	27,784	5.00%

Park Sterling Bank
March 31, 2011
Total Risk-Based Capital Ratio	$106,280	25.74%	$33,037	8.00%	$41,297	10.00%

Tier 1 Capital Ratio	94,141	22.80%	16,519	4.00%	24,778	6.00%

Tier 1 Leverage Ratio	94,141	15.78%	23,862	4.00%	29,828	5.00%

December 31, 2010
Total Risk-Based Capital Ratio	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%

Tier 1 Capital Ratio	173,395	40.20%	17,017	4.00%	25,525	6.00%

Tier 1 Leverage Ratio	173,395	27.39%	22,227	4.00%	27,784	5.00%
The Company has committed to our regulators to maintain a Tier 1 Leverage Ratio of at least 10.00% for the three years following the Public Offering.
Disclosure of Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.
Information about our off-balance sheet risk exposure is presented in Note K of the 2010 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2011, we were not involved in any unconsolidated SPE transactions.

Interest Rate Sensitivity
Our Asset Liability Committee (“ALCO”) actively measures and manages interest rate risk using a process developed by the Company. The Committee is also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.
The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent correspondent bank. These simulations estimate the impact that various changes in the overall level of interest rates over a one- and two- year time horizon would have on net interest income. The results help us develop strategies for managing exposure to interest rate risk.
Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. Management believes that both individually and taken together the assumptions are reasonable. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure. In addition, the overall interest rate risk management process is subject to annual review by an outside professional services firm to ascertain its effectiveness as required by federal regulations.
Our current guidelines for risk management call for preventive measures if a 300 basis point shock or immediate increase or decrease in short term rates over the next 12 months would affect net interest income over the same period by more than 30.0%. We currently are operating well within these guidelines. As of March 31, 2011, based on the results of the simulation model, we could expect net interest income to decrease by approximately 7.1% over 12 months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. If short-term interest rates increased by 300 basis points, net interest income could be expected to increase by approximately 6.5% over 12 months. At December 31, 2010, the simulation model results showed that we could expect net interest income to decrease by approximately 4.8% over 12 months if short-term interest rates decreased by 300 basis points, and if short-term interest rates increased by 300 basis points, net interest income could be expected to increase by approximately 6.6% over 12 months.
We use multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. At March 31, 2011, we had an interest rate swap, accounted for as a cash flow hedge, with a notional amount of $40.0 million that was purchased on May 16, 2008 to protect the Company from falling rates. We receive 6.22% fixed for a period of three years, and pay prime rate for the same period, currently at 3.25%. During the three months ended March 31, 2011 and 2010, we recorded $0.3 million of income from this instrument. The unrealized gain on this instrument at December 31, 2010 was $0.3 million.
During the year ended December 31, 2008, we entered into five loan swaps accounted for as fair value hedges. The total original notional amount of these swaps was $11.2 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $0.5 million at March 31, 2011. We recorded interest expense on these loan swaps of $0.1 million for the three months ended March 31, 2011 and 2010.
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
For fair value hedges, Accounting Standards Codification (“ASC”) Topic 815 requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. We use the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value. The calculation of dollar offset is the change in clean fair value of hedging derivative, divided by the change in fair value of the hedged exposure attributable to changes in the LIBOR curve. To the extent that the cumulative change in fair value of the hedging derivative offsets from 80% to 125% of the cumulative change in fair value of the hedged exposure, the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings.
Fair value hedges (pay floating, received fixed) are recorded on the balance sheet in other assets or liabilities at fair market value. Loan swaps (pay fixed, receive floating) are carried at fair market value and are included in loans. Changes in fair value of the hedged loans have been completely offset by the fair value changes in the derivatives, which are in contra asset accounts included in loans.
See Note L of the 2010 Audited Financial Statements and Note 8 of our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for further discussion on our derivative financial instruments and hedging activities.
Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At March 31, 2011, our cumulative one-year gap was a positive, or asset sensitive, $66.9 million, or 10.7% of total assets, well within our ALCO policy guideline of 35%. Our cumulative one-year gap at December 31, 2010 was $42.9 million, or 7.0%, of total assets.
The following table reflects our rate sensitive assets and liabilities by maturity as of March 31, 2011. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
	Months	One Year	Years	Five Years	Total
	(Dollars in thousands)
At March 31, 2011:
Interest-earning assets:
Interest-bearing deposits	$3,796	$—	$—	$—	$3,796
Federal funds sold	57,525	—	—	—	57,525
Securities	2,407	17,405	46,953	45,508	112,273
Loans	240,816	26,428	120,913	30	388,187
Other interest-earning assets	—	—	—	—	—

Total interest-earning assets	304,544	43,833	167,866	45,538	561,781

Interest-bearing liabilities:
Demand deposits	2,722	—	6,224	4,666	13,612
MMDA and savings	93,574	—	—	—	93,574
Time deposits	73,484	123,668	80,076	—	277,228
Short term borrowings	1,213	—	—	—	1,213
Long term borrowings	—	—	20,000	6,895	26,895

Total interest-bearing liabilities	170,993	123,668	106,300	11,561	412,522

Derivatives	10,684	2,555	(13,239)	—	—

Interest sensitivity gap	$144,235	$(77,280)	$48,327	$33,977	$149,259
Cummulative interest sensitivity gap	$144,235	$66,955	$115,282	$149,259

Percentage of total assets		10.65%

At December 31, 2010:
Interest-earning assets:
Interest bearing deposits	$5,040	$—	$—	$—	$5,040
Federal funds sold	57,905	—	—	—	57,905
Securities	—	—	12,590	128,000	140,590
Loans	245,364	16,532	133,416	4,517	399,829
Other interest-earning assets	—	—	—	2,275	2,275

Total interest-earning assets	308,309	16,532	146,006	134,792	605,639

Interest-bearing liabilities:
Demand deposits	9,372	—	—	—	9,372
MMDA and savings	62,293	—	—	—	62,293
Time deposits	74,505	145,549	79,767	—	299,821
Short term borrowings	874	—	—	—	874
Long term borrowings	—	—	20,000	6,895	26,895

Total interest-bearing liabilities	147,044	145,549	99,767	6,895	399,255

Derivatives	(29,316)	40,000	(7,036)	(3,648)	—

Interest sensitivity gap	$131,949	$(89,017)	$39,203	$124,249	$206,384
Cummulative interest sensitivity gap	$131,949	$42,932	$82,135	$206,384

Percentage of total assets		6.97%

Impact of Inflation and Changing Prices
A commercial bank has an asset and liability make-up that is distinctly different from that of a company with substantial investments in plant and inventory because the major portions of a commercial bank’s assets are monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See “Interest Rate Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 for disclosures about market risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may be a party to various legal proceedings from time to time. In the opinion of management, we are not a party to, nor is any of our property the subject of, any pending or to our knowledge threatened proceeding, the outcome of which would have a material impact on the Company’s financial condition or results of operations.
Item 1A Risk Factors
As previously discussed in this report, on March 30, 2011, the Company and Community Capital entered into an Agreement and Plan of Merger, pursuant to which Community Capital will be merged with and into the Company, with the Company as the surviving entity. The merger remains subject to various conditions, including the approval by Community Capital shareholders and the receipt of customary bank regulatory approvals. The following risk factors are being provided in addition to the risk factors previously disclosed in the 2010 Form 10-K.
The Community Capital merger will not be completed unless important conditions to the merger are satisfied, including the receipt of regulatory approvals.
Completion of the Community Capital merger is subject to certain conditions, including regulatory approvals and approval of the Community Capital shareholders. If these conditions are not satisfied or waived (to the extent permitted by law), the merger may be delayed or may not occur, and we could lose some or all of the intended benefits of the merger. We may not receive the applicable regulatory approvals, or governmental authorities may impose conditions upon the completion of the merger or require changes in the terms of the merger. These conditions or changes could result in the termination of the merger agreement or could have the effect of delaying the completion of the merger or imposing additional costs or limiting the possible revenues of the combined company.

We expect to incur significant transaction and merger-related integration costs in connection with the merger with Community Capital and, even if completed, we may not realize all of the anticipated benefits of the merger.
We expect to incur significant costs associated with completing the Community Capital merger and integrating the businesses. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts will also divert management attention and resources. These integration issues could have an adverse effect on the Company during the transition period. Accordingly, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.
The Community Capital merger may distract our management from other responsibilities.
The Community Capital merger could cause our management to focus its time and energies on matters related to the transaction that otherwise would be directed to our business and operations. Any such distraction, if significant, could affect our ability to fully realize the expected financial benefits from this transaction if the merger takes place. Additionally, our strategic plan is, in part, to grow through acquisitions of other financial institutions and/or the assets of other financial institutions, such as branches or lines of business. If we announce another acquisition before the completion of the Community Capital merger, that merger may be more difficult to complete due to potential delays in obtaining regulatory or shareholder approval and our focus on a new acquisition may limit our ability to fully realize the expected benefits from the merger, if the merger takes place.
Sales of substantial amounts of our common stock in the open market by former Community Capital shareholders could depress the stock price.
Shares of the Company’s common stock that are issued to Community Capital shareholders will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, except for shares issued to any shareholder who may be deemed to be an affiliate of the Company. We currently expect to issue approximately 4,024,550 shares of the Company’s common stock in connection with the merger. If the merger is completed and if Community Capital’s shareholders sell substantial amounts of our common stock in the public market following completion of the merger, the market price of our common stock may decrease.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2011, the Company did not have any unregistered sales of equity securities or repurchases of its common stock.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The following documents are filed or furnished as exhibits to this report:

Exhibit
Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated March 31, 2011 by and between Park Sterling Corporation and Community Capital Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed April 5, 2011

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

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION
Date: May 13, 2011	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: May 13, 2011	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated March 31, 2011 by and between Park Sterling Corporation and Community Capital Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed April 5, 2011

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