Form 10-Q
period 2011-06-30
Park Sterling Corp
filed 2011-08-04
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2011, the registrant had outstanding 28,619,358 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2011	2010*
ASSETS

Cash and due from banks	$14,349	$2,433
Interest-earning balances at banks	8,571	5,040
Federal funds sold	44,060	57,905
Investment securities available-for-sale, at fair value	146,734	140,590
Loans held for sale	1,600	—
Loans	380,365	399,829
Allowance for loan losses	(11,277)	(12,424)

Net loans	369,088	387,405

Federal Home Loan Bank stock	1,882	1,757
Premises and equipment, net	4,862	4,477
Accrued interest receivable	1,462	1,640
Other real estate owned	3,470	1,246
Other assets	14,590	13,615

Total assets	$610,668	$616,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$42,156	$36,333
Money market, NOW and savings deposits	110,874	71,666
Time deposits of less than $100,000	59,969	78,242
Time deposits of $100,000 through $250,000	68,049	79,020
Time deposits of more than $250,000	122,858	142,559

Total deposits	403,906	407,820

Short-term borrowings	1,661	874
FHLB advances	20,000	20,000
Subordinated debt	6,895	6,895
Accrued interest payable	201	290
Accrued expenses and other liabilities	4,421	3,128

Total liabilities	437,084	439,007

Shareholders’ equity:
Preferred stock, no par value 5,000,000 shares authorized; -0- issued and outdstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $1.00 par value 200,000,000 shares authorized at June 30, 2011 and December 31, 2010; 28,619,358 and 28,051,098 shares outstanding at June 30, 2011 and December 31, 2010, respectively	28,619	28,051
Additional paid-in capital	159,890	159,489
Accumulated deficit	(15,502)	(9,501)
Accumulated other comprehensive income (loss)	577	(938)

Total shareholders’ equity	173,584	177,101

Total liabilities and shareholders’ equity	$610,668	$616,108

*	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$4,450	$5,169	$9,208	$10,312
Federal funds sold	33	9	63	18
Taxable investment securities	684	285	1,365	611
Tax-exempt investment securities	181	160	352	320
Interest on deposits at banks	11	15	25	28

Total interest income	5,359	5,638	11,013	11,289

Interest expense
Money market, NOW and savings deposits	176	89	317	172
Time deposits	1,080	1,460	2,306	2,944
Short-term borrowings	1	3	1	8
FHLB advances	141	141	282	279
Subordinated debt	189	189	379	379

Total interest expense	1,587	1,882	3,285	3,782

Net interest income	3,772	3,756	7,728	7,507

Provision for loan losses	3,245	1,094	7,707	2,625

Net interest income (loss) after provision for loan losses	527	2,662	21	4,882

Noninterest income
Service charges on deposit accounts	25	15	51	29
Gain on sale of securities available-for-sale	1	1	20	19
Other noninterest income	18	8	45	14

Total noninterest income	44	24	116	62

Noninterest expense
Salaries and employee benefits	2,975	1,299	5,482	2,551
Occupancy and equipment	301	224	557	430
Advertising and promotion	87	96	125	153
Legal and professional fees	1,205	83	1,512	159
Deposit charges and FDIC insurance	196	182	483	358
Data processing and outside service fees	128	100	251	193
Director fees	45	47	86	47
Net cost of operation of other real estate	93	239	328	275
Other noninterest expense	444	207	884	353

Total noninterest expense	5,474	2,477	9,708	4,519

Income (loss) before income taxes	(4,903)	209	(9,571)	425

Income tax expense (benefit)	(1,789)	36	(3,570)	95

Net income (loss)	$(3,114)	$173	$(6,001)	$330

Basic earnings (loss) per common share	$(0.11)	$0.03	$(0.21)	$0.07

Diluted earnings (loss) per common share	$(0.11)	$0.03	$(0.21)	$0.07

Weighted-average common shares outstanding
Basic	28,051,098	4,951,098	28,051,098	4,951,098

Diluted	28,051,098	4,951,098	28,051,098	4,951,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2009	4,951,098	$23,023	$23,496	$(1,642)	$1,218	$46,095

Share-based compensation expense	—	—	190	—	—	190

Comprehensive income (loss):
Net income	—	—	—	330	—	330
Unrealized holding gains on available-for-sale securities, net of taxes	—	—	—	—	469	469
Unrealized holding losses on interest rate swaps, net of taxes	—	—	—	—	(394)	(394)

Total comprehensive income (loss)	—	—	—	—	—	405

Balance at June 30, 2010	4,951,098	$23,023	$23,686	$(1,312)	$1,293	$46,690

Balance at December 31, 2010	28,051,098	$28,051	$159,489	$(9,501)	$(938)	$177,101

Issuance of restricted stock grants	568,260	568	(568)	—	—	—

Share-based compensation expense	—	—	969	—	—	969

Comprehensive income (loss):
Net loss	—	—	—	(6,001)	—	(6,001)
Unrealized holding gains on available-for-sale securities, net of taxes	—	—	—	—	1,797	1,797
Unrealized holding losses on interest rate swaps, net of taxes	—	—	—	—	(282)	(282)

Total comprehensive income (loss)	—	—	—	—	—	(4,486)

Balance at June 30, 2011	28,619,358	$28,619	$159,890	$(15,502)	$577	$173,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(6,001)	$330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	771	233
Provision for loan losses	7,707	2,625
Share-based compensation expense	969	190
Income on termination of swap	—	(352)
Gain on sales of investment securities available-for-sale	(20)	(19)
Gain (loss) on sales of other real estate	(3)	223
Writedowns to other real estate	301	—
Loans held for sale	(1,600)	—
Change in assets and liabilities:
Decrease in accrued interest receivable	178	117
Decrease in other assets	(2,383)	(327)
Decrease in accrued interest payable	(89)	(146)
Increase in accrued expenses and other liabilities	1,293	87

Net cash provided by operating activities	1,123	2,961

Cash flows from investing activities
Net decrease (increase) in loans	6,924	(4,621)
Purchases of bank premises and equipment	(573)	(109)
Purchases of investment securities available-for-sale	(46,940)	(4,233)
Proceeds from sales of investment securities available-for-sale	24,316	5,163
Proceeds from maturities and call of investment securities available-for-sale	18,931	2,052
Proceeds from sale of other real estate	1,073	2,655
Improvements to other real estate	—	(93)
Purchase of Federal Home Loan Bank stock	(125)	—

Net cash provided by investing activities	3,606	814

Cash flows from financing activities
Net (decrease) increase in deposits	(3,914)	19,150
Increase (decrease) in short-term borrowings	787	(5,227)

Net cash (used by) provided by financing activities	(3,127)	13,923

Net increase in cash and cash equivalents	1,602	17,698

Cash and cash equivalents, beginning	65,378	23,237

Cash and cash equivalents, ending	$66,980	$40,935

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,374	$3,928
Cash paid for income taxes	—	64

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,797	$469
Change in unrealized loss on swap, net of tax	(282)	(394)
Loans transferred to other real estate owned	3,595	1,769
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
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
The Bank was incorporated on September 8, 2006, as a North Carolina-chartered commercial bank and began operations in October 2006. The Bank’s primary focus is to provide banking services to small and mid-sized businesses, owner-occupied and income producing real estate owners, professionals and other customers doing business or residing within its target markets. The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”) and the State of North Carolina Office of the Commissioner of Banks (the “NC Commissioner”). The Bank undergoes periodic examinations by those regulatory authorities.
On March 30, 2011, the Company and Community Capital Corporation (“Community Capital”) entered into an Agreement and Plan of Merger, pursuant to which Community Capital will be merged with and into the Company, with the Company as the surviving entity. The merger has been unanimously approved by the board of directors of each company and the Company has received approval of the merger from the Federal Reserve Board and the South Carolina State Board of Financial Institutions (the “SC Board”). The merger is subject to customer closing conditions, including Community Capital shareholder approval. If the merger is completed, each outstanding share of Community Capital common stock will be exchanged for either 0.6667 of a share of Company common stock or $3.30 in cash, subject to the limitation that the total consideration will consist of 40.0% in cash and 60.0% in shares of Company common stock.
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of operations and cash flows for the three- and six-months ended June 30, 2011 and 2010. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year or for other interim periods.
Tabular information, other than share and per share data, is presented in thousands of dollars.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the valuation of the allowance for loan losses, determination of the need for a deferred tax asset valuation allowance and the fair value of financial instruments and other accounts.
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
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
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310) (“ASU No. 2010-20”). ASU No. 2010-20 will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the Allowance for Loan Losses (the “Allowance”). ASU No. 2010-20 requires the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of ASU No. 2010-20 were effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and the Allowance, the adoption had no material impact on the Company’s financial condition or results of operations.
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. Management is evaluating the impact of this ASU on the Company’s consolidated financial statements.
Note 3 — Shareholders’ Equity
Common Stock
On May 4, 2010, the Bank’s shareholders approved an amendment to the Articles of Incorporation of the Bank to increase the number of authorized shares of common stock to 200,000,000.
On August 18, 2010, in connection with its public offering of common stock (the “Public Offering”), the Bank consummated the issuance and sale of 23,100,000 shares of common stock at $6.50 per share, for a gross aggregate offering price of $150.2 million. The Bank incurred underwriting fees of $6.0 million and related expenses of $0.9 million resulting in net proceeds of $143.2 million being received by the Bank of which $140.2 was recorded in shareholders’ equity. Additional underwriting fees equal to $3.0 million will be payable in the future if the common stock price closes at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. A liability for the $3.0 million contingent underwriting fee has been accrued and is included in other liabilities in the accompanying balance sheet at June 30, 2011.
On January 1, 2011, in conjunction with the Company’s acquisition of the Bank in a statutory exchange transaction, the par value of authorized common stock of the Company, which was established in the Company’s Articles of Incorporation at $1.00 per share, replaced the previously reported par value of $4.65 per share of common stock of the Bank. This transaction was given retroactive effect in the financial statements. As such, the par value of the common stock reflected in the consolidated balance sheet as of December 31, 2010 reflects a $102.4 million reclassification from common stock to additional paid-in capital as a result of the Reorganization.
Share-Based Plans
The Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards, subject to share price performance vesting requirements, is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
The Company maintains equity-based compensation plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Plans”). The 2010 Plans are substantially similar to the Bank’s 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of common shares reserved for options. The 2010 Plans provide for an aggregate of 1,859,550 of common shares reserved for options. Upon effectiveness of the Reorganization, the Company assumed all outstanding options under the 2010 plans and the 2006 plans, and the Company’s common stock was substituted as the stock issuable upon the exercise of options under these plans.
Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees (the “LTIP”), which was effective upon the Reorganization and replaced the 2010 Plans. The LTIP provides for an aggregate of 1,016,400 of common shares reserved for issuance to employees and directors in connection with stock options, stock appreciation rights and other stock-based awards (including, without limitation, restricted stock awards).
Activity in the Company’s shared based plans is summarized in the following table:

		Outstanding Options				Nonvested Restricted Shares
	Shares		Weighted	Weighted			Weighted
	Available		Average	Average			Average	Aggregate
	for Future	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Grants	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2010	525,918	2,323,632	$7.83	8.50	$—	—	$—	$—
Replacement of 2010 Plans	(525,918)	—	—	—	—	—	—	—
Approved for issuance	1,016,400	—	—	—	—	—	—	—
Options Granted	(109,340)	109,340	5.56	—	1,205	—	—	—
Restricted Shares Granted	(568,260)	—	—	—	—	568,260	3.91	2,818,570
Exercised		—	—	—	—	—	—	—
Expired and forfeited	—	(242,908)	7.21	—	—	—	—	—

At June 30, 2011	338,800	2,190,064	$7.78	8.08	$1,205	568,260	$3.91	$2,818,570

Exercisable at June 30, 2011		726,827	$10.49	5.81	$—
The fair value of options is estimated at the date of the grant using the Black-Scholes option-pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued during the six months ended June 30, 2011.
Assumptions in Estimating Option Values

Weighted-average volatility	31.13%
Expected dividend yield	0%
Risk-free interest rate	3.95%
Expected life	7 years
Approximately 7,750 options vested during the six months ended June 30, 2011; no options vested for the six months ended June 30, 2010. The compensation expense for stock option plans was $256 thousand and $87 thousand for the three months ended June 30, 2011 and 2010, respectively, and $566 thousand and $190 thousand for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, unrecognized compensation cost related to nonvested stock options of $2.7 million is expected to be recognized over a weighted-average period of 1.20 years.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
No shares of restricted stock vested during the six months ended June 30, 2011. The compensation expense for restricted shares was $267 thousand and $403 thousand for the three and six months ended June 30, 2011, respectively. At June 30, 2011, unrecognized compensation cost related to nonvested restricted shares of $2.0 million is expected to be recognized over a weighted-average period of 3.23 years. There were no shares of restricted stock granted as of June 30, 2010.
Note 4 — Investment Securities
The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at June 30, 2011 and December 31, 2010 are as follows:
Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2011
Securities available-for-sale:
U.S. Government agencies	$15,524	$50	$—	$15,574
Residential mortgage-backed securities	59,819	797	(137)	60,479
Collateralized agency mortgage obligations	54,440	278	(479)	54,239
Municipal securities	15,512	533	(3)	16,042
Corporate and other securities	500	—	(100)	400

Total investment securities	$145,795	$1,658	$(719)	$146,734

December 31, 2010
Securities available-for-sale:
U.S. Government agencies	$13,075	$181	$(96)	$13,160
Residential mortgage-backed securities	52,342	495	(438)	52,399
Collateralized agency mortgage obligations	60,711	111	(2,103)	58,719
Municipal securities	13,771	183	(146)	13,808
Corporate and other securities	2,675	5	(176)	2,504

Total investment securities	$142,574	$975	$(2,959)	$140,590

The amortized cost and fair values of securities available-for-sale at June 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential mortgage-backed securities are backed by an agency of the U.S. government. The Company did not own any commercial mortgage-backed securities as of June 30, 2011 or December 31, 2010.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Maturities of Investment Portfolio

	June 30, 2011
	Amortized	Fair
	Cost	Value

U.S. Government agencies
Due one year or less	$14,999	$15,000
Due after five years through ten years	525	574
Residential mortgage-backed securities
Due after five years through ten years	1,225	1,255
Due after ten years	58,594	59,224
Collateralized agency mortgage obligations
Due after ten years	54,440	54,239
Municipal securities
Due after ten years	15,512	16,042
Corporate and other securities
Due after five years through ten years	500	400
Due after ten years	—	—

Total investment securites	$145,795	$146,734

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at June 30, 2011 and December 31, 2010. The unrealized losses relate to debt securities that have incurred fair value reductions due to market volatility and uncertainty since the securities were purchased. Management believes that the unrealized losses are more likely than not to reverse as confidence returns to investment markets. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. One corporate debt security has been in a loss position for twelve months or more at June 30, 2011. At December 31, 2010, two corporate debt securities were in a loss position for twelve months or more.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
Securities available-for-sale:
Residential Mortgage-backed securities	$17,491	$(137)	$—	$—	$17,491	$(137)
Collateralized mortgage obligations	24,519	(479)	—	—	24,519	(479)
Municipal securities	509	(3)	—	—	509	(3)
Corporate and other securities	—	—	400	(100)	400	(100)

Total temporarily impaired securities	$42,519	$(619)	$400	$(100)	$42,919	$(719)

December 31, 2010
Securities available-for-sale:
U.S. Government agencies	$9,904	$(96)	$—	$—	$9,904	$(96)
Residential Mortgage-backed securities	37,052	(438)	—	—	37,052	(438)
Collateralized mortgage obligations	53,232	(2,103)	—	—	53,232	(2,103)
Municipal securities	6,215	(146)	—	—	6,215	(146)
Corporate and other securities	—	—	1,475	(176)	1,475	(176)

Total temporarily impaired securities	$106,403	$(2,783)	$1,475	$(176)	$107,878	$(2,959)

Securities with a fair value of $4.2 million and $4.2 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure an interest rate swap and securities sold under agreements to repurchase. During the six months ended June 30, 2011, the Company sold $24.3 million of securities available-for-sale, resulting in a gross gain of $0.02 million. Securities available-for-sale with a book value of $5.2 million were sold in the six months ended June 30, 2010 resulting in a gross gain of $0.02 million.
The aggregate cost of the Company’s cost method investments totaled $2.0 million at June 30, 2011 and $2.3 million at December 31, 2010. Cost method investments at June 30, 2011 included $1.9 million in Federal Home Loan Bank (“FHLB”) stock and $0.1 million of other investments which are included in other assets. All cost method investments were evaluated for impairment as of June 30, 2011 and December 31, 2010. The following factors have been considered in determining the carrying amount of FHLB stock: 1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, 2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and 3) redemptions and purchases of the stock are at the discretion of the FHLB. At June 30, 2011 and December 31, 2010, the Company estimated that the fair values of cost method investments equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Note 5 — Loans and Allowance for Loan Losses
The following is a summary of the loan portfolio at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$45,056	$48,401
Commercial real estate — owner-occupied	61,878	55,089
Commercial real estate — investor income producing	111,349	110,407
Acquisition, construction and development	64,662	87,846
Other commercial	6,840	3,225

Total commercial loans	289,785	304,968

Consumer:
Residential mortgage	21,767	21,716
Home equity lines of credit	56,481	56,968
Residential construction	6,048	9,051
Other loans to individuals	6,494	7,245

Total consumer loans	90,790	94,980

Total loans	380,575	399,948
Deferred fees	(210)	(119)

Total loans, net of deferred fees	$380,365	$399,829

At June 30, 2011 and December 31, 2010, the carrying value of loans pledged as collateral on FHLB borrowings totaled $50.5 million and $43.8 million, respectively.
Concentrations of Credit — Loans are primarily made in the Charlotte and Wilmington regions of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At June 30, 2011 and December 31, 2010, the Company had no loans outstanding with non-U.S. entities.
Allowance for Loan Losses — The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2011. The following table also presents, by portfolio segment, the balance in the allowance for loan losses disaggregated based on the Company’s impairment measurement method and the related recorded investment in loans at June 30, 2011 and December 31, 2010.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)

	Commercial	Consumer	Unallocated	Total
For the three months ended June 30, 2011
Allowance for Loan Losses:
Balance, beginning of period	$8,034	$1,875	$1,859	$11,768
Provision for loan losses	3,138	103	4	3,245
Charge-offs	(3,486)	(610)	—	(4,096)
Recoveries	350	10	—	360

Net charge-offs	(3,136)	(600)	—	(3,736)

Ending balance	$8,036	$1,378	$1,863	$11,277

For the six months ended June 30, 2011
Allowance for Loan Losses:
Balance, beginning of period	$9,165	$1,375	$1,884	$12,424
Provision for loan losses	5,842	1,886	(21)	7,707
Charge-offs	(7,781)	(1,896)	—	(9,677)
Recoveries	810	13	—	823

Net charge-offs	(6,971)	(1,883)	—	(8,854)

Ending balance	$8,036	$1,378	$1,863	$11,277

At June 30, 2011
Allowance for Loan Losses:
Individually evaluated for impairment	$1,871	$80	$—	$1,951
Collectively evaluated for impairment	6,108	1,355	1,863	9,326

Total	$7,979	$1,435	$1,863	$11,277

Recorded Investment in Loans:
Individually evaluated for impairment	$24,565	$1,000	$—	$25,565
Collectively evaluated for impairment	265,220	89,790	—	355,010

Total	$289,785	$90,790	$—	$380,575

At December 31, 2010
Allowance for Loan Losses:
Individually evaluated for impairment	$4,092	$115	$—	$4,207
Collectively evaluated for impairment	5,073	1,260	1,884	8,217

Total	$9,165	$1,375	$1,884	$12,424

Recorded Investment in Loans:
Individually evaluated for impairment	$37,451	$3,460	$—	$40,911
Collectively evaluated for impairment	267,517	91,520	—	359,037

Total	$304,968	$94,980	$—	$399,948

A summary of the activity in the allowance for loan losses for the three- and six-month periods ended June 30, 2011 and 2010 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$11,768	$8,380	$12,424	$7,402
Provision for loan losses	3,245	1,094	7,707	2,625

Charge-offs	(4,096)	(502)	(9,677)	(1,056)
Recoveries	360	2	823	3

Net charge-offs	(3,736)	(500)	(8,854)	(1,053)

Balance, end of period	$11,277	$8,974	$11,277	$8,974

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
The Company’s loan loss allowance methodology includes a comprehensive qualitative component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental factors will cause the quantitatively determined loss contingency estimate to differ from historical results or other assumptions. The Company has identified six environmental factors for inclusion in its allowance methodology at this time, aggregating $1.9 million at June 30, 2011 and December 31, 2010, including (i) portfolio trends, (ii) portfolio concentrations, (iii) economic and market trends, (iv) changes in lending practices, (v) regulatory environment, and (vi) other factors. The first three factors are believed by management to present the most significant risk to the portfolio, and are therefore associated with both higher absolute and range of potential reserve percentages. The reserve percentages for each of the six factors are derived from available industry information combined with management judgment. The Company may consider both trends and absolute levels of such factors, if applicable.
The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. These estimated credit losses were not material at June 30, 2011 and December 31, 2010.
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company’s loans as of June 30, 2011 and December 31, 2010, by loan class and by credit quality indicator.

	As of June 30, 2011
		Commercial
	Commercial	Real Estate	CRE-Investor	Acquisition,
	and	(CRE)-Owner	Income	Construction	Other	Total
	Industrial	Occupied	Producing	and Development	Commercial	Commercial
Pass	$41,356	$56,294	$98,506	$27,065	$6,840	$230,061
Special mention	2,760	1,103	3,964	13,317	—	21,144
Classified	940	4,481	8,879	24,280	—	38,580

Total	$45,056	$61,878	$111,349	$64,662	$6,840	$289,785

	Residential	Home Equity	Residential	Other Loans to	Total
	Mortgage	Lines of Credit	Construction	Individuals	Consumer
Pass	$19,613	$53,930	$5,954	$6,384	$85,881
Special mention	945	838	—	—	1,783
Classified	1,209	1,713	94	110	3,126

Total	$21,767	$56,481	$6,048	$6,494	$90,790

Total Recorded Investment in Loans					$380,575

	As of December 31, 2010
		Commercial
	Commercial	Real Estate	CRE-Investor	Acquisition,
	and	(CRE)-Owner	Income	Construction	Other	Total
	Industrial	Occupied	Producing	and Development	Commercial	Commercial
Pass	$46,888	$52,746	$98,195	$37,435	$3,225	$238,489
Special mention	262	—	9,520	14,289	—	24,071
Classified	1,251	2,343	2,692	36,122	—	42,408

Total	$48,401	$55,089	$110,407	$87,846	$3,225	$304,968

	Residential	Home Equity	Residential	Other Loans to	Total
	Mortgage	Lines of Credit	Construction	Individuals	Consumer
Pass	$19,160	$53,839	$7,951	$7,245	$88,195
Special mention	1,359	1,607	—	—	2,966
Classified	1,197	1,522	1,100	—	3,819

Total	$21,716	$56,968	$9,051	$7,245	$94,980

Total Recorded Investment in Loans					$399,948

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Aging Analysis of Accruing and Non-Accruing Loans — The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans as of June 30, 2011 and December 31, 2010.

	30-59	60-89	Past Due
	Days	Days	90 Days
	Past Due	Past Due	or More	Current	Total Loans
As of June 30, 2011
Commercial:
Commercial and industrial	$—	$—	$—	$45,056	$45,056
Commercial real estate — owner-occupied	—	—	—	61,878	61,878
Commercial real estate — investor income producing	633	—	—	110,716	111,349
Acquisition, construction and development	—	888	9,064	54,710	64,662
Other commercial	—	—	—	6,840	6,840

Total commercial loans	633	888	9,064	279,200	289,785

Consumer:
Residential mortgage	—	—	—	21,767	21,767
Home equity lines of credit	—	—	—	56,481	56,481
Residential construction	—	—	—	6,048	6,048
Other loans to individuals	—	—	—	6,494	6,494

Total consumer loans	—	—	—	90,790	90,790

Total loans	$633	$888	$9,064	$369,990	$380,575

As of December 31, 2010
Commercial:
Commercial and industrial	$—	$593	$111	$47,697	$48,401
Commercial real estate — owner-occupied	717	—	—	54,372	55,089
Commercial real estate — investor income producing	—	—	261	110,146	110,407
Acquisition, construction and development	4,025	4,188	5,676	73,957	87,846
Other commercial	—	—	—	3,225	3,225

Total commercial loans	4,742	4,781	6,048	289,397	304,968

Consumer:
Residential mortgage	—	—	374	21,342	21,716
Home equity lines of credit	1,000	—	—	55,968	56,968
Residential construction	—	1,000	—	8,051	9,051
Other loans to individuals	—	—	—	7,245	7,245

Total consumer loans	1,000	1,000	374	92,606	94,980

Total loans	$5,742	$5,781	$6,422	$382,003	$399,948

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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Information for impaired loans, none of which are accruing interest, at and for the periods ended June 30, 2011 is set forth in the following table:

				Three Months Ended		Six Months Ended
				June 30,		June 30,
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allowance For	Recorded	Income	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$11	$860	$—	$315	$—	$715	$—
CRE — owner-occupied	—	—	—	153	—	428	—
CRE — investor income producing	317	514	—	755	—	902	—
Acquisition, construction and development	17,160	24,532	—	23,988	—	22,678	—
Other commercial	—	—	—	—	—	—	—

Total commercial loans	17,488	25,906	—	25,211	—	24,723	—

Consumer:
Residential mortgage	—	—	—	1,059	—	972	—
Home equity lines of credit	—	1,700	—	12	—	289	—
Residential construction	95	380	—	902	—	980	—
Other loans to individuals	—	10	—	—	—	—	—

Total consumer loans	95	2,090	—	1,973	—	2,241	—

Total impaired loans with no related allowance recorded	$17,583	$27,996	$—	$27,184	$—	$26,964	$—

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$443	$443	$222	$—	$—	$—	$—
CRE — owner-occupied	—	—	—	—	—	—	—
CRE — investor income producing	455	468	112	465	—	472	—
Acquisition, construction and development	6,179	6,273	1,537	6,235	—	4,124	—
Other commercial	—	—	—	—	—	—	—

Total commercial loans	7,077	7,184	1,871	6,700	—	4,596	—

Consumer:
Residential mortgage	405	407	10	138	—	70	—
Home equity lines of credit	500	500	70	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Other loans to individuals	—	—	—	—	—	—	—

Total consumer loans	905	907	80	138	—	70	—

Total impaired loans with an allowance recorded	$7,982	$8,091	$1,951	$6,838	$—	$4,666	$—

Impaired Loans:
Commercial	$24,565	$33,090	$1,871	$31,911	$—	$29,319	$—
Consumer	1,000	2,997	80	2,111	—	2,311	—

Total impaired loans	$25,565	$36,087	$1,951	$34,022	$—	$31,630	$—

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
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

During the three and six months ended June 30, 2011 and 2010, the Company did not recognize any interest income, including interest income recognized on a cash basis, within the period that loans were impaired.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Nonaccrual and Past Due Loans — It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal will be collected. The recorded investment in nonaccrual loans at June 30, 2011 and December 31, 2010 follows:

	June 30,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$454	$1,159
CRE — owner-occupied	—	717
CRE — investor income producing	772	1,702
Acquisition, construction and development	23,339	33,872
Other commercial	—	—

Total commercial loans	24,565	37,450

Consumer:
Residential mortgage	405	1,197
Home equity lines of credit	500	1,164
Residential construction	95	1,100
Other loans to individuals	—	—

Total consumer loans	1,000	3,461

Total nonaccrual loans	$25,565	$40,911

Nonaccrual loans at June 30, 2011 include $12.9 million of TDR loans of which $12.0 million is in the acquisition, construction and development portfolio. There was no recorded allowance for these loans as of June 30, 2011. Nonaccrual loans at December 31, 2010 include $24.9 million of TDR loans of which $23.7 million is in the acquisition, construction and development portfolio. The December 31, 2010 recorded allowance for these loans was $2.4 million.
At June 30, 2011 and December 31, 2010, there were no loans 90 days or more past due and accruing interest.
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

Six Months Ended
June 30,
2011
Beginning balance	$5,075
Disbursements	524
Repayments	(1,088)

Ending balance	$4,511

At June 30, 2011 and December 31, 2010, the Company had pre-approved but unused lines of credit totaling $3.5 million to related parties.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Note 6 — Income Taxes
Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of deferred tax assets and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, the Company records deferred tax assets when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.
A valuation allowance is recognized to reduce any deferred tax assets for which, based upon available information, it is more likely than not that all or any portion will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and evaluation. In most cases, the realization of deferred tax assets is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. Management has prepared a forecast which includes judgmental and quantitative elements that may be subject to significant change. If the Company’s forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on its forecast and other judgmental elements, management determined no valuation allowances were needed at either June 30, 2011 or December 31, 2010.
In evaluating whether the Company will realize the full benefit of its net deferred tax asset, it considered projected earnings, asset quality, liquidity, capital position, which will enable it to deploy capital to generate taxable income, growth plans, etc. In addition, the Company also considered the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance, which is called the cumulative loss test. In the second quarter and for the six months ended June 30, 2011 and for the year ended 2010, the Company incurred a loss, primarily as a result of the increased provision for loan losses, which resulted in the failure of the cumulative loss test. Significant negative trends in credit quality, losses from operations, etc. could affect the realizability of the deferred tax asset in the future. After considering the above factors, both positive and negative, management believes that the Company’s deferred assets are more likely than not to be realized.
Note 7 — Per Share Results
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
Basic and diluted net earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:
Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Weighted-average number of common shares outstanding	28,051,098	4,951,098	28,051,098	4,951,098

Effect of dilutive stock options and restricted shares	—	—	—	—

Weighted-average number of common shares and dilutive potential common shares outstanding	28,051,098	4,951,098	28,051,098	4,951,098

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
There were 2,190,064 outstanding stock options that were anti-dilutive for each of the three- and six-month periods ended June 30, 2011. For the three- and six-month periods ended June 30, 2010, 781,652 outstanding stock options were anti-dilutive. In all periods, the anti-dilution was due to the exercise price exceeding the average market price for the periods and all such options were omitted from the calculation of diluted earnings per share for their respective periods.
There were 568,260 outstanding restricted shares that were anti-dilutive for each of the three- and six-month periods ended June 30, 2011, due to the vesting price exceeding the average market price for the period, and were omitted from the calculation. The restricted shares will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.
Note 8 — Total Comprehensive Income (Loss)
The components of comprehensive income (loss) and related tax effects during the periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	(3,114)	173	(6,001)	330

Unrealized holding gains on available-for-sale securities	$2,476	$294	$2,943	$782
Tax effect	(954)	(113)	(1,134)	(301)
Reclassification of gain recognized in net income	(1)	(1)	(20)	(19)
Tax effect	—	—	8	7

	1,521	180	1,797	469

Unrealized holding loss on swaps	(188)	(134)	(458)	(289)
Tax effect	72	(36)	176	(105)

	(116)	(170)	(282)	(394)

Total comprehensive income (loss)	$(1,709)	$183	$(4,486)	$405

Note 9 — Derivative Financial Instruments and Hedging Activities
During May 2008, the Company entered into an interest rate swap agreement with a notional amount of $40.0 million that matured on May 16, 2011. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment. It had been accounted for as a cash flow hedge and the Company recognized no additional gain as a result of this maturity. The fair market value of this swap at December 31, 2010 was $0.5 million. Changes in fair value of the swap that are deemed effective are recorded in other comprehensive income net of tax. Changes in fair value for the ineffective portion of the swap are recorded in interest income; such amounts were insignificant for each of the three and six months ended June 30, 2011 and 2010. The Company recorded interest income on the swap of $0.1 million and $0.4 million in each of the three and six months ended June 30, 2011, and $0.3 million and $0.6 million in each of the three and six months ended June 30, 2010.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
At June 30, 2011, the Company had seven loan swaps, including one forward-starting swap. The fair value mark on that swap will be offset when the associated loan closes and is marked to fair value in the fourth quarter of 2011. The total original notional amount of these loan swaps was $17.4 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(0.6) and $(0.5) million and are included in loans at June 30, 2011 and December 31, 2010, respectively. The loans being hedged are also recorded at fair value. The Company recorded interest expense on these loan swaps of $0.2 million and $0.3 million in each of the three and six months ended June 30, 2011, and $0.1 million and $0.2 million in each of the three and six months ended June 30, 2010.
See table below for information on the individual loan swaps at June 30, 2011:
Individual Loan Swap Information

Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer
Amount	Amount	Date	Rate	Rate	Spread
$2,670	$2,427	04/10/13	5.85%	USD-LIBOR-BBA	2.38%
1,800	434	04/09/13	5.80%	USD-LIBOR-BBA	2.33%
1,100	1,001	03/10/13	6.04%	USD-LIBOR-BBA	2.27%
3,775	3,532	02/15/13	5.90%	USD-LIBOR-BBA	2.20%
1,870	1,585	02/15/13	5.85%	USD-LIBOR-BBA	2.25%
2,555	2,555	10/10/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,574	04/27/17	5.25%	USD-LIBOR-BBA	2.73%

$17,365	$15,108

Note 10 — Fair Value Measurements
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Loan Held for Sale
The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted prices exist, the fair value of the loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of the loan.
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2011 and December 31, 2010 are as follows:
Financial Instruments Carrying Amounts and Estimated Fair Values

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$66,980	$66,980	$65,378	$65,378
Investment securities	146,734	146,734	140,590	140,590
Loans held for sale	1,600	1,600	—	—
Loans, net of allowance	369,088	364,747	387,405	382,854
FHLB stock	1,882	1,882	1,757	1,757
Interest rate swap	—	—	459	459
Accrued interest receivable	1,462	1,462	1,640	1,640

Financial liabilities:
Deposits with no stated maturity	$153,030	$153,030	$107,999	$107,999
Deposits with stated maturities	250,876	251,671	299,821	300,393
Swap fair value hedge	601	601	569	569
Borrowings	28,556	27,778	27,769	26,913
Accrued interest payable	201	201	290	290
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
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
Derivative Instruments
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of June 30, 2011 and December 31, 2010, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges.
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
At June 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents, by level, the recorded amount of assets and liabilities at June 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:
Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

June 30, 2011
U.S. Government agencies	$—	$15,574	$—	$15,574
Residential mortgage-backed securities	—	60,479	—	60,479
Collateralized agency mortgage obligations	—	54,239	—	54,239
Municipal securities	—	16,042	—	16,042
Debt Securities	—	—	400	400
Loans held for sale	—	1,600	—	1,600
Fair value loans	—	15,709	—	15,709
Swap fair value hedge	—	(601)	—	(601)

December 31, 2010
U.S. Government agencies	$—	$13,160	$—	$13,160
Residential mortgage-backed securities	—	52,399	—	52,399
Collateralized agency mortgage obligations	—	58,719	—	58,719
Municipal securities	—	13,808	—	13,808
Debt Securities	—	—	350	350
Corporate and other Securities	—	2,154	—	2,154
Interest rate swap	—	459	—	459
Fair value loans	—	9,702	—	9,702
Swap fair value hedge	—	(569)		(569)
There were no transfers between valuation levels during the three or six months ended June 30, 2011 or June 30, 2010.
The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2011 and June 30, 2010.
Level 3 Assets Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Debt Securities:
Balance, beginning of period	$353	$400	$350	$400
Decrease in unrealized loss	47	8	50	8

Balance, end of period	$400	$408	$400	$408

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Assets Recorded at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010 are included in the table below by level:
Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

June 30, 2011
OREO	$—	$3,470	$—	$3,470
Impaired loans:
Commercial and industrial	—	—	221	221
CRE — investor income producing	—	—	343	343
Acquisition, construction and development	—	—	4,642	4,642
Residential mortgage	—	—	395	395
Home equity lines of credit	—	—	430	430

December 31, 2010
OREO	$—	$1,246	$—	$1,246
Impaired loans:
Commercial and industrial	—	—	157	157
CRE — owner-occupied	—	—	581	581
CRE — investor income producing	—	—	842	842
Acquisition, construction and development	—	—	11,419	11,419
Home equity lines of credit	—	—	885	885
The carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the six months ended June 30, 2011, OREO with a carrying value of $1.0 million was written down by $0.3 million to $0.7 million. There were no write downs of OREO during the six months ended June 30, 2010.
There were no transfers between valuation levels for any accounts for the three and six months ended June 30, 2011 and June 30, 2010. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share data)
Note 11 — Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At June 30, 2011, the Company had $7.8 million of loan commitments outstanding, $66.4 million of pre-approved but unused lines of credit and $4.0 million of standby letters of credit and financial guarantees. At December 31, 2010, the Company had $3.8 million of loan commitments outstanding, $69.6 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit and financial guarantees. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.
As of June 30, 2011 and December 31, 2010, the Company has a commitment to fund $0.6 million related to an agreement with the Small Business Investment Corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the 2010 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and in any of the Company’s subsequent filings with the SEC: failure of Community Capital’s shareholders to approve the merger; failure to realize synergies and other financial benefits from the proposed Community Capital merger within the expected time frame; increases in expected costs or difficulties related to integration of the Community Capital merger; fluctuation in the trading price of the Company’s stock prior to the closing of the proposed Community Capital merger, which would affect the total value of the proposed merger transaction; inability to successfully open new branches or loan production offices, including the Company’s inability to attract and maintain customers; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the impact of deterioration of the United States credit standing; the effects of negative economic conditions, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of its allowance; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of securities held in its investment securities portfolio; legal and regulatory developments; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting and the impact on the Company’s financial statements; the Company’s ability to attract new employees; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.
Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the Company’s financial condition as of and results of operations during the three- and six-month period ended June 30, 2011. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes.
Executive Overview
The second quarter of 2011 was marked by significant progress in advancing the Company’s growth strategy. The Company received regulatory approvals from the Federal Reserve Board and the SC Board for the planned merger with Community Capital. The merger, which is subject to customary closing conditions, including Community Capital shareholder approval, currently is expected to close either late in the third quarter of 2011 or early in the fourth quarter of 2011. Organic growth initiatives during the second quarter included the addition of veteran, in-market bankers in Charleston, South Carolina, the Upstate region of South Carolina and the Research Triangle region of North Carolina. Additionally, the Company added a newly formed Asset-Based Lending (ABL) line of business to help drive growth and further diversify the loan portfolio across the franchise.
Asset quality continued to improve during the second quarter. Nonperforming loans decreased $7.7 million, or 22%, to $27.6 million, or 7.25% of total loans, compared to $35.2 million, or 9.07% of total loans, as of March 31, 2011. Nonperforming assets decreased $4.2 million, or 11%, to $32.6 million, or 5.34% of total assets, down from $36.8 million, or 5.85% of total assets, as of March 31, 2011. The provision for loan losses decreased $1.2 million, or 27%, to $3.2 million, compared to the first quarter of 2011. Net charge-offs decreased $1.4 million, or 27%, to $3.7 million, representing 3.93% of average loans on an annualized basis, compared to $5.1 million, or 5.27% of average loans (annualized) in the prior quarter.
Net interest income decreased slightly to $3.8 million compared to $4.0 million in the first quarter of 2011, and the net interest margin decreased 8 basis points during the same time period to 2.60%. The decrease in the net interest margin related in part to a 3% decrease in average loan balances, resulting from the resolution of problem credits and a managed decrease in construction and development exposure to improve the loan mix. It was also impacted by a $170 thousand decrease in swap income from a matured portfolio hedge and a negative $88 thousand mark from a forward-starting swap (the then prevailing mark on which will reverse out when the associated loan closes in the fourth quarter). These negative factors were partially offset by a 16 basis point improvement in funding costs as a result of improved deposit mix and pricing.
Noninterest expense increased $1.2 million, or 29% to $5.5 million compared to $4.2 million in the first quarter of 2011. This increase in noninterest expense included $557,000 in incremental merger-related expenses and $68,000 in incremental start-up costs associated with becoming a new public company, both of which related primarily to legal and professional fees. The increase also included $334,000 in incremental costs associated with the new de novo offices and ABL capabilities, related primarily to personnel and occupancy costs. Positive items included a $91,000 decrease in FDIC insurance premiums and a $142,000 decrease in OREO-related expenses.
Total assets decreased $17.7 million, or 3%, compared to the first quarter of 2011, primarily due to a $7.8 million reduction in loan balances. The decrease in loans resulted primarily from a 2% reduction in income-producing commercial real estate loans and a 15% decrease in construction and development loans (both commercial and residential). These declines were partially offset by a 6% increase in combined commercial and industrial and owner occupied loans and a 5% increase in home equity lines of credit. Total exposure to construction and development loans decreased to 19% of gross loans, down from 21% in the first quarter of 2011.

Total deposits decreased $17.6 million, or 4%, compared to the first quarter of 2011. This decrease in deposits was primarily due to a managed 10% decrease in time deposits, as management both allowed higher-priced special rates to roll-off and reduced brokered deposits. The decrease was offset by a 3% increase in money market, NOW and savings deposits, and a 14% increase in demand deposits. Core deposits, which exclude brokered deposits, as a percentage of total deposits were 76%, compared to 78% in the first quarter of 2011.
Shareholders’ equity decreased $1.2 million to $173.6 million compared to $174.8 million at March 31, 2011, primarily resulting from the second quarter 2011 net loss of $3.1 million. Tier 1 leverage ratio was 27.07%, a slight decrease from 28.36% at March 31, 2011.
Business Overview
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
The Bank was incorporated on September 8, 2006 as a North Carolina-chartered commercial bank and is the wholly owned subsidiary of the Company. The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina. The Bank opened a branch in Wilmington, North Carolina, in October 2007, in the SouthPark neighborhood of Charlotte in July 2008, and in Charleston, South Carolina in June 2011. Also in June 2011, the Company opened loan production offices in Raleigh, North Carolina and Greenville, South Carolina. In July 2011, the Company submitted its application to the NC Commissioner seeking regulatory approval to open a full service branch in Greenville, South Carolina and currently expects, as soon as it is practicable, to seek regulatory approval to open a full service branch in Raleigh, North Carolina. The Bank currently anticipates that it will open additional branch offices and/or loan production offices in its target markets in the future.
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
In August 2010, the Bank conducted the Public Offering, which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking to acquire regional and community banks in the Carolinas and Virginia. The Company intends to become a regional-sized multi-state banking franchise through acquisitions and organic growth, seeking to reach a consolidated asset size of between $8 billion and $10 billion over the next several years. The Company expects that typically it would fund any such acquisitions through a combination of the issuance of stock and cash as payment of the consideration in such acquisition. Depending on the timing and magnitude of any particular future acquisition, the Company anticipates that in the future it likely will seek additional equity capital or issue indebtedness at some point to fund its growth strategy, although it currently has no plans with respect to any such issuance.

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
On March 30, 2011, the Company and Community Capital entered into an Agreement and Plan of Merger, pursuant to which Community Capital will be merged with and into the Company, with the Company as the surviving entity. The merger has been unanimously approved by the board of directors of each company and the Company has received approval of the merger from the Federal Reserve Board and the SC Board. The merger is subject to customary closing conditions, including Community Capital shareholder approval. If the merger is completed, each outstanding share of Community Capital common stock will be exchanged for either 0.6667 of a share of Company common stock or $3.30 in cash, subject to the limitation that the total consideration will consist of 40.0% in cash and 60.0% in shares of Company common stock. As of June 30, 2011, Community Capital, which is headquartered in Greenwood, South Carolina, had $637.1 million in assets and operated 17 full service branches and one drive-through facility throughout South Carolina.
Market Area
The Company provides banking services to small and mid-sized businesses, owner-occupied and income producing real estate owners, real estate developers and builders, professionals and consumers doing business or residing within its target markets. Through its offices, the Bank provides a wide range of banking products, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts, certificates of deposit, overdraft protection, safe deposit boxes and online banking. The Company’s lending activities include a range of short to medium-term commercial, real estate, residential mortgage and home equity and personal loans. Its objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. The Company strives to develop a personal relationship with its customers while at the same time offering traditional deposit and loan banking services.
The Company’s primary market area consists of the Charlotte and Wilmington, North Carolina metropolitan statistical area (“MSAs”). The Company also operates a branch office in Charleston, South Carolina and loan production offices in Raleigh, North Carolina and Greenville, South Carolina. Additional information regarding each of these locations is provided below.
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
Raleigh. Raleigh, the capital city of North Carolina, is located in the metropolitan area covering Wake, Johnston, and Franklin counties. The Raleigh-Cary MSA had a total population of approximately 1.2 million in 2010, and is expected to grow 19.4% over the next five years. Raleigh is part of North Carolina’s Research Triangle, an eight-county region that is home to numerous high-tech companies and enterprises. Other industries present in the economy include banking/financial services, electrical and medical equipment, wholesale distribution, and pharmaceuticals. The median household income in 2010 for the Raleigh-Cary MSA was $68,373 and is projected to increase 15.4% over the next five years.
Greenville. Greenville, located within the largest county in South Carolina, is on the Interstate 85 corridor, approximately halfway between Atlanta and Charlotte. According to the U.S. Census Bureau, the population for the Greenville-Mauldin-Easley MSA was 644,096, a 15.0% increase since 2000. The area’s population is projected to grow 7.4% between 2010 and 2015. Greenville’s economy, formerly based largely around textiles, is now dominated by the manufacturing, automotive research, and healthcare industries. The city is the home of Michelin’s North American headquarters. The 2010 median household income for the Greenville MSA was $50,114 and is expected to grow 11.4% by 2015.
Competition
The Company competes for deposits in its banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing U.S. government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Company competes with all other financial institutions, as well as consumer finance companies, mortgage companies and other. Commercial banking in the Charlotte and Wilmington markets, and in its targeted markets of the Carolinas and Virginia generally, is extremely competitive.
Interest rates, both on loans and deposits, and prices of fee-based services, are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of the Bank’s competitors have greater resources, broader geographic markets and higher lending limits than the Bank does, and they can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. To counter these competitive disadvantages, the Bank depends on its reputation as a community bank in its local markets, its direct customer contact, its ability to make credit and other business decisions locally, and its personalized customer service.
In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, a North Carolina commercial bank may be required to compete not only with other North Carolina-based financial institutions, but also with out-of-state financial institutions which may acquire North Carolina institutions, establish or acquire branch offices in North Carolina, or otherwise offer financial services across state lines, thereby adding to the competitive atmosphere of the industry in general. In terms of assets, the Bank is currently one of the smaller commercial banks in North Carolina.

Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.
Critical Accounting Policies and Estimates
In the preparation of its financial statements, the Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and in accordance with general practices within the banking industry. The Company’s significant accounting policies are described in Note B — Summary of Significant Accounting Policies to the 2010 Audited Financial Statements. While all of these policies are important to understanding the Company’s Financial Statements, certain accounting policies described below involve significant judgment and assumptions by management of the Company that have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The judgment and assumptions the Company uses are based on historical experience and other factors, which the it believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions the Company makes, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of its assets and liabilities and its results of operations.
Allowance for Loan Losses. The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segment, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note D —Loans to the Company’s 2010 Audited Financial Statements.
Income Taxes. Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of deferred tax assets and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, the Company records deferred tax assets when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.
A valuation allowance is recognized to reduce any deferred tax assets for which, based upon available information, it is more likely than not that all or any portion will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and evaluation. In most cases, the realization of deferred tax assets is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. Management has prepared a forecast which includes judgmental and quantitative elements that may be subject to significant change. If the Company’s forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on its forecast and other judgmental elements, management determined no valuation allowances were needed at either June 30, 2011 or December 31, 2010.

In evaluating whether the Company will realize the full benefit of its net deferred tax asset, it considered projected earnings, asset quality, liquidity, capital position, which will enable it to deploy capital to generate taxable income, growth plans, etc. In addition, the Company also considered the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance, which is called the cumulative loss test. In the second quarter and for the six months ended June 30, 2011 and for the year ended 2010, the Company incurred a loss, primarily as a result of the increased provision for loan losses, which resulted in the failure of the cumulative loss test. Significant negative trends in credit quality, losses from operations, etc. could affect the realizability of the deferred tax asset in the future. After considering the above factors, both positive and negative, management believes that the Company’s deferred assets are more likely than not to be realized.
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
Detailed information regarding fair value measurements can be found in Note M —Fair Value of Financial Instruments to the Company’s 2010 Audited Financial Statements. The following is a summary of those assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:
Available-for-Sale Investment Securities. Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices or determined by pricing models that consider observable market data. However, the fair value of certain investment securities must be based upon unobservable market data, such as nonbinding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities. As a result, management’s determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods.
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

Financial Condition at June 30, 2011 and December 31, 2010
Total assets declined by $5.4 million, or 0.9%, from $616.1 million at December 31, 2010 to $610.7 million at June 30, 2011. At June 30, 2011, interest-earning assets were $581.3 million, which included $380.4 million in gross loans, $146.7 million in investment securities available-for-sale, $44.0 million in overnight investments, $8.6 million in interest-bearing deposits in other banks and $1.6 million in loans held for sale. Interest-earning assets at December 31, 2010 totaled $603.3 million and consisted of $399.8 million in gross loans, $140.6 million in investment securities available-for-sale, $57.9 million in overnight investments and $5.0 million in interest-bearing deposits in other banks.
Shareholders’ equity equaled $173.6 million at June 30, 2011 compared to $177.1 million at December 31, 2010. This decrease of $3.5 million was a result of the year-to-date loss of $6.0 million, offset by a $1.5 million increase, net of taxes, in accumulated other comprehensive income relating to unrealized gains on investments available-for-sale and swaps and $1.0 million of additional paid in capital relating to the share-based compensation expense.
The following table reflects selected ratios for the Company for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010:
Selected Ratios

	Six months ended
	June 30,		For the year
	(annualized and unaudited)		ended December 31,
	2011	2010	2010*
Return on Average Assets	-1.95%	0.14%	-2.81%

Return on Average Equity	-6.82%	1.41%	-9.75%

Period End Equity to Total Assets	28.43%	9.56%	28.75%

*	Derived from audited financial statements.
Investments and Other Interest-earning Assets
The Company’s investment portfolio consists of U.S. government agency securities, residential mortgage-backed securities, municipal securities and other debt instruments. All of the residential mortgage-backed securities held by the Company are backed by an agency of the U.S. government. All of the Company’s investment securities are categorized as available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Investment securities were $146.7 million at June 30, 2011. This was a $6.1 million increase from the $140.6 million balance at December 31, 2010 and is a result of the net purchase of $3.7 million of securities available for sale and a $2.4 million improvement in the fair market value of the portfolio.
At the end of the second quarter of 2011, the Company’s portfolio had a net unrealized gain of $1.0 million compared to a $2.0 million net unrealized loss at December 31, 2010. The Company has no securities with an unrealized loss deemed to be other than temporary at June 30, 2011. In addition, there were no securities with an unrealized loss deemed to be other than temporary at December 31, 2010.
At June 30, 2011, the Company had $44.0 million in federal funds sold, and $8.6 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $57.9 million in federal funds and $5.0 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2010.

Loans
The Company considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the lending policy as approved by its board of directors. Since its inception, the Company has promoted the separation of loan underwriting from the loan production staff through its credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with a total exposure in excess of $500,000.
Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan’s structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources, collateral positions and guarantor strength. The memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, loan to value and risk grades. Loans are approved or denied by varying levels of signature authority based on total exposure. Prior to December 31, 2010, the Company employed an approval system consisting of individual signature authorities, dual-signature authorities and a board-level loan committee. The approval structure was revised as of January 1, 2011 to rely more heavily on approvals from a loan committee.
The Company’s loan underwriting policy contains loan-to-value (LTV) limits that are at or below levels required under regulatory guidance, when such guidance is available, including limitations for non-real estate collateral, such as accounts receivable, inventory and marketable securities. When applicable, the Company compares LTV with loan-to-cost (LTC) guidelines and ultimately limits loan amounts to the lower of the two ratios. The Company also considers FICO scores and strives to uphold a high standard when extending loans to individuals. LTV limits have been selectively reduced in response to the recent economic cycle. In particular, loans collateralized with 1-4 family properties have seen a reduction in their maximum LTV. The Company has not underwritten any subprime, hybrid, no-documentation or low-documentation products.
All acquisition, construction and development loans, commercial and consumer, are subject to the Company’s policy, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time a construction and development loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Project status is reported to senior management on an ongoing basis via the Company’s monthly C&D and watch meetings. Reports generated regarding acquisition, construction and development loans include status of the project, summary of customer correspondence, site visit update when performed, review of risk grade and impairment analysis, if applicable. As of June 30, 2011, approximately 80% of the Company’s acquisition, construction and development loan portfolio, commercial and consumer, falls under the watch list.
The Company’s second mortgage exposure is primarily attributable to its home equity lines of credit (HELOC) portfolio, which totals approximately $55 million as of June 30, 2011. Approximately 60% of the portfolio is secured by second mortgages and approximately 40% is secured by first mortgages. For HELOCs in North Carolina, which comprise the majority of the portfolio, the Company records a “Request for Copy of Notice of Sale” with the county in which the property is located. All loans are assigned an internal risk grade by the loan officer and monitored by the credit administration function in the same fashion as commercial loans. Aside from loan committee, loan review and watch list meetings, loans are also monitored for delinquency through bi-weekly past due meetings. As of June 30, 2011, there were no accruing delinquent HELOCs in the Company’s portfolio.
At June 30, 2011, total loans were $380.4 million compared to $399.8 million at December 31, 2010. This decrease included a $23.2 million reduction in the construction and development portfolio, consistent with the Company’s general intention and actions over the past ten months to reduce residential construction and development exposure in its portfolio.

The following table presents a summary of the loan portfolio at June 30, 2011 and at December 31, 2010, 2009, 2008, 2007 and 2006 (dollars in thousands).
Summary of Loans By Segment and Class

	June 30,		December 31,
	2011	%	2010	%	2009	%	2008	%	2007	%	2006*	%
Commercial:
Commercial and industrial	$45,056	12%	$48,401	12%	$41,980	11%	$37,266	9%	$23,011	6%	$5,044	1%
Commercial real estate — owner occupied	61,878	16%	55,089	14%	50,693	13%	29,734	7%	7,181	2%	48	0%
Commercial real estate - investor income producing	111,349	29%	110,407	28%	112,508	28%	90,172	23%	55,759	14%	11,403	3%
Acquisition, construction and development	64,662	17%	87,846	22%	100,668	25%	123,759	31%	88,666	22%	17,887	4%
Other commercial	6,840	2%	3,225	1%	1,115	0%	257	0%	6,189	2%	—	0%

Total commercial loans	289,785	76%	304,968	76%	306,964	77%	281,188	76%	180,806	80%	34,382	81%

Consumer:
Residential mortgage	21,767	6%	21,716	5%	20,577	5%	13,916	3%	2,490	1%	522	0%
Home equity lines of credit	56,481	15%	56,968	14%	52,026	13%	48,625	12%	25,829	6%	6,800	2%
Residential construction	6,048	1%	9,051	2%	11,639	3%	19,873	5%	9,816	2%	575	0%
Other loans to individuals	6,494	2%	7,245	2%	6,471	2%	7,888	2%	7,809	2%	392	0%

Total consumer loans	90,790	24%	94,980	24%	90,713	23%	90,302	24%	45,944	20%	8,289	19%

Total loans	380,575	100%	399,948	100%	397,677	100%	371,490	100%	226,750	100%	42,671	100%

Deferred fees	(210)	0%	(119)	0%	(113)	0%	(218)	0%	(209)	0%	(24)	0%

Total loans, net of deferre	$380,365	100%	$399,829	100%	$397,564	100%	$371,272	100%	$226,541	100%	$42,647	100%

*	- Park Sterling Bank commenced operations on October 25, 2006.
Substantially all of the Company’s loans are to customers in its immediate markets. In the Charlotte market, the Company has a diversified mix of commercial real estate, owner-occupied commercial real estate, commercial and small business loans, and a significant portfolio of HELOCs. The Company’s Wilmington operation has a heavier concentration of real estate related loans with a smaller proportion of construction and development loans than Charlotte. Wilmington, like most coastal markets, is heavily dependent on real estate and tourism to drive its economy. The Company expects future growth in its newer markets of Charleston, Greenville and Raleigh. The Company believes it is not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on its financial condition or results of operations.
Asset Quality and Allowance for Loan Losses
Due to unprecedented asset quality challenges and the global economic recession, the U.S. banking industry has been experiencing significant financial challenges. The Company’s senior management works closely with credit administration and lending staff to ensure that adequate resources are in place to proactively manage through the current slowdown in the real estate market and overall economy. When a problem is identified, management is committed to assessing the situation and moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project and the borrower’s commitment to working with the Company to achieve an acceptable resolution of the credit.

As a given loan’s credit quality changes, the responsibility for changing the borrower’s risk grade accordingly lies first with the Company’s lending staff, and second with the credit administration department. The process of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to the value and adequacy of collateral, economic conditions in the Company’s market areas and other factors.
During the third quarter of 2010, the Company introduced refinements to its loan loss allowance methodology. The principal change was the addition of a more comprehensive qualitative component, which evaluates six environmental factors, including portfolio trends, portfolio concentrations, general economic and market trends, changes in lending practices, regulatory environment and other factors. Further details about this component of the Company’s loan loss allowance are outlined below. These refinements are intended to help management recognize expected losses that may not be identified through the quantitative analysis of the Company’s historical loss experience. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This discounted cash flow analysis is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for the risk inherent in the Company’s loan portfolio. The determination of the allowance for loan losses involves a high degree of judgment and complexity.
The evaluation of the allowance for loan losses, which generally occurs at the end of each quarter, consists of three components, as follows:
1) Specific Reserve Component. Specific reserves represent the current impairment estimate on specific loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on such loans, if any, according to contractual terms based on current information and events. Impairment measurement reflects only a deterioration of credit quality and not changes in market rates that may cause a change in the fair value of the impaired loan. The amount of impairment may be measured in one of three ways, including (i) calculating the present value of expected future cash flows, discounted at the loan’s interest rate and deducting estimated selling costs, if any; (ii) observing quoted market prices for identical or similar instruments traded in active markets, or employing model-based valuation techniques for which all significant assumptions are observable in the market; and (iii) determining the fair value of collateral, for both collateral dependent loans and for loans when foreclosure is probable.
2) Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. Given the limited operating history of the Company, this component of the allowance for loan losses is currently based on the historical loss experience of comparable institutions. This comparable institution loss experience was obtained by surveying peer group institutions, which include North Carolina-based community banks that management believes originate similar types of loans to those originated by the Company, as supplemented by discussions with peers and industry professionals. The estimated historical loss rates are grouped into loans with similar risk characteristics by utilizing the Company’s internal risk grades applied on a consistent basis across all loan types. Management is beginning the process of collecting and evaluating internal loan loss data for the purpose of validating and/or modifying the current quantitative reserve calculation and expects to have that work completed by the end of 2011.

3) Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental factors will cause the aforementioned loss contingency estimate to differ from historical results or other assumptions. The Company has identified the following six environmental factors for inclusion in its allowance methodology at this time:
i.	Portfolio trends, which may relate to such factors as type or level of loan origination activity, changes in asset quality (i.e., past due, special mention, non-performing) and/or changes in collateral values;
ii.	Portfolio concentrations, which may relate to individual borrowers and/or guarantors, geographic regions, industry sectors, loan types and/or other factors;
iii.	Economic and market trends, which may relate to trends and/or levels of gross domestic production, unemployment, bankruptcies, foreclosures, housing starts, housing prices, equity prices, competitor activities and/or other factors;
iv.	Changes in lending practices, which may relate to changes in credit policies, procedures, systems or staff;
v.	Regulatory environment, which may relate to modification and/or expansion of regulatory requirements or supervisory practices; and
vi.	Other factors, which is intended to capture environmental factors not specifically identified above.
Management believes that each of the above environmental factors addresses and provides for the additional uncertainty when current conditions are not consistent with the conditions prevailing in the prior periods utilized in the calculation of historical loss estimates. This additional uncertainty may be heightened during periods of unusual market and/or economic volatility, such as exists today.
Each qualitative component is evaluated on at least a quarterly basis by the Company’s Allowance Committee and is ranked as being “Low,” “Moderate,” “High,” or “Very High.” The first three factors — portfolio trends, portfolio concentrations and economic and market trends — are believed by management to present the most significant risk to the portfolio and are therefore associated with both higher absolute and range of potential reserve percentage (from 0.05% to 0.15% of outstanding performing loans). The last three factors — changes in lending practices, regulatory environment and other factors — carry a slightly lower absolute and range of potential reserve percentage (from 0.025% to 0.10% of outstanding performing loans). The reserve percentages for each of the six factors are derived from available industry information combined with management judgment. The Company may consider both trends and absolute levels of such factors, if applicable.
Qualitative reserves represented 0.525% of outstanding performing loans as of June 30, 2011, accounting for $1.9 million, or 17%, of the Company’s allowance for loan losses. There was no provision expense related to this component of allowance for the first six months of 2011 given that outstanding performing loans declined during the period. Qualitative reserves represented 0.525% of outstanding performing loans as of December 31, 2010, accounting for $1.9 million, or 15%, of the Company’s allowance for loan losses. Approximately $94 thousand, or 1%, of fourth quarter 2010 provision expense related to this component of the allowance.
The Company’s policy regarding past due loans normally requires a loan be placed on nonaccrual status at 90 days past due. Charge-off to the allowance for loan losses may ensue following timely collection efforts and a thorough review of payment sources. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally secured by collateral, which is considered in the determination of the allowance for loan losses, through the impaired loan process.
The allowance for loan losses as a percentage of total loans increased to 2.96% at June 30, 2011 from 2.25% at June 30, 2010. The increase related to a refinement in allowance methodology to incorporate a more comprehensive qualitative component, the effects of extended economic weakness on portfolio trends, and specific reserves related to impaired loans. The allowance for loan losses as a percentage of total loans decreased from 3.11% at December 31, 2010, due to the recognition of loss on loans. The Company had net charge-offs of $8.9 million in the first six months of 2011 compared to $1.1 million in the same period of 2010 and $12.0 million for the year ended December 31, 2010.

While management believes that it uses the best information available to determine the allowance for loan losses, and that its allowance for loan losses is maintained at a level appropriate in light of the risk inherent in the Company’s loan portfolio based on an assessment of various factors affecting the loan portfolio, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. The allowance for loan losses to total loans may further increase in 2011 if the Company’s loan portfolio deteriorates due to economic conditions or other factors.
The following table presents a summary of changes in the allowance for loan losses and includes information regarding charge-offs, and selected coverage ratios for the six month period ended June 30, 2011 and the years ended December 31, 2010, 2009, 2008, 2007 and 2006 (dollars in thousands):
Allowance for Loan Losses

	June 30,	December 31,
	2011	2010	2009	2008	2007	2006*
Balance, beginning of period	$12,424	$7,402	$5,568	$3,398	$640	$—
Provision for loan losses	7,707	17,005	3,272	2,544	2,758	640

Charge-offs:
Commercial:
Commercial and industrial	$(506)	$(1,338)	$(8)	$—	$—	$—
Commercial real estate — owner-occupied	(136)	(105)	—	—	—	—
Commercial real estate — investor income producing	(62)	(840)	—	—	—	—
Acquisition, construction and development	(4,948)	(7,752)	(631)	(374)	—	—
Other commercial	(2,129)	—	—	—	—	—
Consumer:
Residential mortgage	(571)	(154)	(720)	—	—	—
Home equity lines of credit	(1,103)	(1,496)	(33)	—	—	—
Residential construction	(222)	(347)	—	—	—	—
Other loans to individuals	—	(10)	(46)	—	—	—

Total Charge-offs	(9,677)	(12,042)	(1,438)	(374)	—	—

Recoveries:
Commercial:
Commercial and industrial	$202	$2	$—	$—	$—	$—
Commercial real estate — owner-occupied	—	16	—	—	—	—
Commercial real estate — investor income producing	177	1	—	—	—	—
Acquisition, construction and development	428	35	—	—	—	—
Other commercial	3	—	—	—	—	—
Consumer:
Residential mortgage	5	4	—	—	—	—
Home equity lines of credit	2	1	—	—	—	—
Residential construction	—	—	—	—	—	—
Other loans to individuals	6	—	—	—	—	—

Total Recoveries	823	59	—	—	—	—

Net charge-offs	(8,854)	(11,983)	(1,438)	(374)	—	—

Balance, end of period	$11,277	$12,424	$7,402	$5,568	$3,398	$640

Net charge-offs to total loans	4.66%	3.00%	0.36%	0.10%	0.00%	0.00%

Allowance for loan losses to total loans	2.96%	3.11%	1.86%	1.50%	1.50%	1.50%

*	- Park Sterling Bank commenced operations on October 25, 2006

Allocation of the Allowance for Loan Losses

	June 30,		December 31,
	2011	%	2010	%	2009	%	2008	%	2007	%	2006	%
Commercial:
Commercial and industrial	$922	12%	$896	12%	$529	11%	$—	10%	$—	10%	$—	12%
Commercial real estate — owner-occupied	1,419	16%	1,061	14%	627	13%	—	8%	—	3%	—	0%
Commercial real estate — investor income producing	2,489	29%	2,105	28%	1,496	28%	—	24%	—	25%	—	27%
Acquisition, construction and development	2,752	17%	4,695	22%	3,149	25%	—	33%	—	39%	—	42%
Other commercial	912	2%	408	1%	—	0%	—	0%	—	3%	—	0%

Consumer:
Residential mortgage	300	6%	320	5%	547	5%	—	4%	—	1%	—	1%
Home equity lines of credit	910	15%	871	14%	835	13%	—	13%	—	12%	—	16%
Residential construction	83	1%	98	2%	144	3%	—	6%	—	4%	—	1%
Other loans to individuals	85	2%	86	2%	75	2%	—	2%	—	3%	—	1%
Unallocated	1,405	0%	1,884	0%	—	0%	5,568	0%	3,398	0%	640	0%

	$11,277	100%	$12,424	100%	$7,402	100%	$5,568	100%	$3,398	100%	$640	100%

*	- Park Sterling Bank commenced operations on October 25, 2006
Nonperforming Assets
The Company grades loans with a risk grade scale of 1-9, with grades 1-5 representing pass credits, and grades 6, 7, 8, and 9 representing “special mention,” “substandard,” “doubtful,” and “loss” credit grades, respectively. Loans are reviewed on a regular basis internally and at least annually by an external loan review group to ensure loans are graded appropriately. Credits are reviewed for past due trends, declining cash flows, significant decline in collateral value, weakened guarantor financial strength, management concerns, market conditions and other factors that could jeopardize the repayment performance of the loan. Documentation deficiencies, to include collateral perfection and outdated or inadequate financial information, are also considered in grading loans.
All loans graded 6 or worse are included on the Company’s list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the loan and risk committee of the board of directors on a monthly basis. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem in the future. Due to unfavorable economic conditions, the Company currently includes a special review of all grade 5 loans greater than $250,000 in its watch list committee. Impairment analysis has been performed on all loans graded “substandard” (risk grade of 7 or worse) and selected other loans as deemed appropriate. At June 30, 2011, the Company maintained “watch loans” totaling $108.1 million, including $22.2 million of grade 5 loans, compared to $102.9 million at December 31, 2010, including $33.6 million of grade 5 loans. Currently all loans on the Company’s watch list carry a risk grade of 5 or worse. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served. It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal will be collected.
The Company employs one of three potential methods to determine the fair value of impaired loans.
1) Fair value of collateral method. This is the most common method and is used when the loan is collateral dependent. In most cases, the Company will obtain an “as is” appraisal from a third-party appraisal group. The fair value from that appraisal may be adjusted downward for liquidation discounts for foreclosure or quick sale scenarios, as well as any applicable selling costs.

2) Cash flow method. This method is used when the loan is not collateral dependent and involves the calculation of the net present value of the expected future cash flow from the loan, discounted at the nominal interest rate of the loan.
3) Loan market value method. This is the method used least often by the Company. Fair value is based on the offering price from a note buyer, in either the local community or a national loan sale advisor.
With respect to nonaccruing commercial and consumer acquisition, construction and development loans, the Company typically utilizes an “as-is”, or “discounted,” value to determine an appropriate fair value. When appraising projects with an expected cash flow to be received over a period of time, such as A&D/land development loans, fair value is determined using a discounted cash flow methodology. When appropriate, the Company also requests that the appraiser include a three- or six-month liquidation value in order to examine quick sale scenario proceeds. The Company also accounts for expected selling cost when determining an appropriate property value.
Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $7.7 million, or 22%, to $27.6 million, or 7.25% of total loans at June 30, 2011 compared to $42.1 million, or 10.53%, of total loans at December 31, 2010. Nonperforming assets, which consist of nonperforming loans, OREO and loans held for sale decreased $10.8 million, or 24.9%, to $32.6 million at June 30, 2011 from $43.4 million at December 31, 2010. There were no loans past due 90 days or more and still accruing interest at June 30, 2011, December 31, 2010 or June 30, 2010.
Nonaccrual loans were $25.6 million at June 30, 2011, a decrease of $15.3 million, or 37.4%, from nonaccrual loans of $40.9 million at December 31, 2010. These nonaccrual loans consisted primarily of loans involving commercial and consumer acquisition, construction and development activity, which totaled $23.3 million, or 91.0%, of total nonaccrual loans at June 30, 2011 compared to $35.0 million, or 85.5%, of total nonaccrual loans at December 31, 2010. Nonaccruing TDRs are included in the nonaccrual loan amounts noted. At June 30, 2011, nonaccruing TDR loans were $12.9 million and had no recorded allowance. At December 31, 2010, nonaccruing TDR loans were $24.9 million and had a recorded allowance of $2.4 million. Accruing TDRs totaled $2.0 million at June 30, 2011, and $1.2 million at December 31, 2010.
Prior to being discontinued in the second half of 2010, the Company’s underwriting policy permitted interest reserves to be partially or fully funded by loan proceeds as a means to support acquisition, construction and development loans. As of June 30, 2011, there are no acquisition, construction and development loans kept current with bank-funded reserves.
At June 30, 2011, OREO totaled $3.5 million, which represented five residential lots, five residential properties and two nonresidential properties, all of which are recorded at values based on the Company’s most recent appraisals. At December 31, 2010, OREO was $1.2 million. All OREO properties have been written down to their respective fair values.

The following table summarizes nonperforming assets at June 30, 2011 and December 31, 2010, 2009, 2008, 2007 and 2006 (dollars in thousands):
Nonperforming Assets

	June 30,	December 31,
	2011	2010	2009	2008	2007	2006*
Nonaccrual loans	$25,565	$40,911	$2,688	$—	$—	$—
Past due 90 days or more and accruing	—	—	—	—	—	—
Troubled debt restructuring	2,002	1,198	—	—	—	—

Total nonperforming loans	27,567	42,109	2,688	—	—	—
Other real estate owned	3,470	1,246	1,550	1,431	—	—
Loans held for sale	1,600	—	—	—	—	—

Total nonperforming assets	$32,637	$43,355	$4,238	$1,431	$—	$—

Nonperforming loans to total loans	7.25%	10.53%	0.68%	0.00%	0.00%	0.00%

Nonperforming assets to total assets	5.34%	7.04%	0.89%	0.33%	0.00%	0.00%

Allowance for loan losses to nonperforming assets	34.55%	28.66%	175.00%	389.00%	0.00%	0.00%

*	- Park Sterling Bank commenced operations on October 25, 2006
Deposits and Other Borrowings
The Company offers a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts and certificates of deposit at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.
Total deposits decreased by $3.9 million, or 1.0%, from December 31, 2010 to June 30, 2011. Core deposits (excluding brokered time deposits) increased $5.9 million, or 1.9%, while brokered time deposits decreased by $9.8 million, or 9.2%. The increase in core deposits resulted from a continued effort by management to obtain additional deposits from existing relationships and shareholders along with targeted calling efforts by associates and board members.
Borrowed funds totaled $28.6 million at June 30, 2011, compared to $27.8 million at December 31, 2010.

Results of Operations
The following table summarizes components of income and expense and the changes in those components for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):
Condensed Consolidated Statements of Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	Change		2011	2010	Change
	(Unaudited)		$	%	(Unaudited)		$	%
Gross interest income	$5,359	$5,638	$(279)	-4.9%	$11,013	$11,289	$(276)	-2.4%
Gross interest expense	1,587	1,882	(295)	-15.7%	3,285	3,782	(497)	-13.1%

Net interest income	3,772	3,756	16	0.4%	7,728	7,507	221	2.9%

Provision for loan losses	3,245	1,094	2,151	196.6%	7,707	2,625	5,082	193.6%

Noninterest income	44	24	20	83.3%	116	62	54	87.1%
Noninterest expense	5,474	2,477	2,997	121.0%	9,708	4,519	5,189	114.8%

Net income (loss) before taxes	(4,903)	209	(5,112)	-2445.9%	(9,571)	425	(9,996)	-2352.0%

Income tax expense (benefit)	(1,789)	36	(1,825)	-5069.4%	(3,570)	95	(3,665)	-3857.9%

Net income (loss)	$(3,114)	$173	$(3,287)	-1900.0%	$(6,001)	$330	$(6,331)	-1918.5%

Net Income (Loss). The net loss for the three months ended June 30, 2011 was $3.1 million compared to net income of $0.2 million for the same period in 2010. This decrease of $3.3 million resulted primarily from a $2.1 million increase in provision for loan losses and an increase in noninterest expense of $3.0 million, partially offset by a $1.8 million increase in tax benefits. The net loss for the six months ended June 30, 2011 was $6.0 million compared to net income of $0.3 million for the same period in 2010. This decrease of $6.3 million resulted primarily from a $5.1 million increase in provision for loan losses and an increase in noninterest expense of $5.2 million, partially offset by a $3.7 million increase in tax benefits and $0.3 million in increased net interest and noninterest income.
Annualized return on average assets decreased during the six-month period ended June 30, 2011 to (1.95)% from .14% for the same period ended June 30, 2010. Annualized return on average equity also decreased from 1.41% for the six-month period ended June 30, 2010 to (6.82)% for the same period in 2011.
Net Interest Income. The Company’s largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management’s responses to changes in interest rates through asset/liability management. Net interest income increased modestly to $3.8 million for the three-month periods ended June 30, 2011 from $3.7 million for the same period in 2010. During the six-month period ended June 30, 2011, net interest income was $7.7 million as compared to $7.5 million in 2010, an increase of $0.2 million, or 2.7%.
Total average interest-earning assets increased by $118.0 million, or 25.4%, to $582.2 million for the three months ended June 30, 2011 from $464.2 million for the same period in the previous year. The Company experienced growth in the average balances of interest-earning assets, specifically federal funds sold and investment securities available-for-sale, due to the investment of the net proceeds from the Public Offering. The average balance of federal funds sold increased $39.8 million along with an increase in average balance of investment securities available-for-sale of $91.2 million.

Total average interest-earning assets increased by $125.0 million, or 27.1%, to $586.3 million for the six months ended June 30, 2011 from $461.3 million for the same period in the previous year. The Company experienced growth in the average balances of interest-earning assets, specifically federal funds sold and investment securities available-for-sale, due to the investment of the net proceeds from the Public Offering. The average balance of federal funds sold increased $38.6 million along with an increase in average balance of investment securities available-for-sale of $92.3 million.
Average balances of total interest-bearing liabilities increased nominally in the second quarter of 2011, with average total interest-bearing deposit balances increasing by $2.2 million, or 0.6%, to $404.5 million from $402.3 million for the same period in 2010. Average brokered deposits declined by $32.8 million from the previous year as management reduced the Company’s wholesale funding. This decline in brokered deposits was more than offset by an increase in other average deposits of $49.6 million in the first six months of 2011 as compared to the same period in 2010. This increase in other average deposits includes an increase in average noninterest-bearing deposits of $10.8 million, or 37.2%, to $39.7 million at June 30, 2011 and an increase in average savings and money market deposits of $50.5 million, or 112.1%, to $95.5 million at June 30, 2011.
The Company’s net interest margin decreased from 3.25% in the three-month period ended June 30, 2010 to 2.60% in the same period in 2011 as a result of lower yields on investments and the loss of income on nonaccrual loans. Interest paid on funding sources for the three months ended June 30, 2011 totaled $1.6 million, reflecting a 1.57% cost of interest-bearing liabilities. For the same period in 2010, interest of $1.9 million was paid at a cost of interest-bearing liabilities of 1.88%.
Average balances of total interest-bearing liabilities decreased in the first half of 2011, with average total interest-bearing deposit balances decreasing by $2.7 million, or 0.7%, to $398.4 million in 2011 from $401.1 million for the same period in 2010. Average brokered deposits declined by $32.1 million from the previous year as management reduced the Company’s wholesale funding. This decline in brokered deposits was more than offset by an increase in other average deposits of $45.3 million in the first half of 2011 as compared to the same period in 2010. This increase in other average deposits includes an increase in average noninterest-bearing deposits of $10.9 million, or 40.0%, to $38.4 million at June 30, 2011 and an increase in average savings and money market deposits of $39.8 million, or 92.6%, to $82.7 million at June 30, 2011.
The Company’s net interest margin decreased from 3.28% in the six-month period ended June 30, 2010 to 2.66% in the same period in 2011 as a result of lower yields on investments and the loss of income on nonaccrual loans. Interest paid on funding sources for the six months ended June 30, 2011 totaled $3.3 million, reflecting a 1.66% cost of interest-bearing liabilities. For the same period in 2010, interest of $3.8 million was paid at a cost of interest-bearing liabilities of 1.90%.

The following tables summarize net interest income and average yields and rates paid for the periods indicated (dollars in thousands):
Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)	$385,893	$4,450	4.63%	$400,076	$5,169	5.18%
Federal funds sold	56,611	33	0.23%	16,813	9	0.21%
Taxable investment securities	117,414	684	2.33%	28,093	285	4.06%
Tax-exempt investment securities	15,988	181	4.53%	14,253	160	4.49%
Other interest-earning assets	6,248	11	0.71%	4,932	15	1.22%

Total interest-earning assets	582,154	5,359	3.69%	464,167	5,638	4.87%

Allowance for loan losses	(11,684)			(8,463)
Cash and due from banks	29,415			8,014
Premises and equipment	4,705			4,621
Other assets	17,689			9,917

Total assets	$622,279			$478,256

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$11,968	$4	0.13%	$11,113	$2	0.07%
Savings and money market	95,548	172	0.72%	45,053	87	0.77%
Time deposits — core	169,072	644	1.53%	181,574	874	1.93%
Time deposits — brokered	99,553	436	1.76%	132,394	586	1.78%

Total interest-bearing deposits	376,141	1,256	1.34%	370,134	1,549	1.68%
Federal Home Loan Bank advances	20,000	141	2.83%	20,000	141	2.83%
Other borrowings	8,376	190	9.10%	12,166	192	6.33%

Total borrowed funds	28,376	331	4.68%	32,166	333	4.15%

Total interest-bearing liabilities	404,517	1,587	1.57%	402,300	1,882	1.88%

Net interest rate spread		3,772	2.12%		3,756	3.00%

Noninterest-bearing demand deposits	39,711			28,939
Other liabilities	2,985			255
Stockholders’ equity	175,066			46,762

Total liabilities and stockholders’ equity	$622,279			$478,256

Net interest margin			2.60%			3.25%

(1)	Average loan balances include nonaccrual loans.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)	$391,449	$9,208	4.74%	$397,771	$10,312	5.23%
Federal funds sold	54,679	63	0.23%	16,044	18	0.23%
Taxable investment securities	119,408	1,365	2.29%	28,267	611	4.32%
Tax-exempt investment securities	15,346	352	4.59%	14,168	320	4.52%
Other interest-earning assets	5,431	25	0.93%	5,061	28	1.12%

Total interest-earning assets	586,313	11,013	3.79%	461,311	11,289	4.93%

Allowance for loan losses	(12,012)			(8,076)
Cash and due from banks	19,014			7,839
Premises and equipment	4,590			4,631
Other assets	16,740			9,903

Total assets	$614,645			$475,608

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$11,213	$7	0.13%	$9,300	$3	0.07%
Savings and money market	82,706	310	0.76%	42,939	169	0.79%
Time deposits — core	175,702	1,383	1.59%	183,022	1,809	1.99%
Time deposits — brokered	100,618	923	1.85%	132,710	1,135	1.72%

Total interest-bearing deposits	370,239	2,623	1.43%	367,971	3,116	1.71%
Federal Home Loan Bank advances	20,000	282	2.84%	20,000	279	2.81%
Other borrowings	8,203	380	9.34%	13,131	387	5.94%

Total borrowed funds	28,203	662	4.73%	33,131	666	4.05%

Total interest-bearing liabilities	398,442	3,285	1.66%	401,102	3,782	1.90%

Net interest rate spread		7,728	2.13%		7,507	3.03%

Noninterest-bearing demand deposits	38,387			27,429
Other liabilities	1,781			331
Stockholders’ equity	176,035			46,746

Total liabilities and stockholders’ equity	$614,645			$475,608

Net interest margin			2.66%			3.28%

(1)	Average loan balances include nonaccrual loans.

Provision for Loan Losses. The Company’s provision for loan losses increased $2.2 million, or 196.6%, to $3.2 million during the three months ended June 30, 2011, from $1.1 million during the corresponding period in 2010 and $5.1 million, or 193.6%, to $7.7 million during the six months ended June 30, 2011, from $2.6 million during the corresponding period in 2011. The increase in the provision resulted from the credit deterioration due to the continuing softening economy, significant decline in real estate values and a refinement to the Company’s allowance for loan loss methodology, which introduced a more comprehensive qualitative component. The Company had $3.7 million in net charge-offs during the three months ended June 30, 2011 compared to $0.5 million during the corresponding period in 2010. Year-to-date net charge-offs were $8.9 million compared to $1.1 million during the first six months of 2010.
The ratio of the allowance for loan losses to total loans was 2.96% and 2.25% at June 30, 2011 and 2010, respectively. Management periodically evaluates its credit policies and procedures to confirm that they effectively manage risk and facilitate appropriate internal controls.
Noninterest Income. Noninterest income has not historically been a major component of the Company’s earnings. The Company has a minimal amount of noninterest income from service charges. Noninterest income increased from $24 thousand for the three months ended June 30, 2010 to $44 thousand for the same period in 2011. Noninterest income increased from $62 thousand for the six months ended June 30, 2010 to $116 thousand for the same period in 2011. The growth in non-interest income was primarily related to increased service charges due to deposit growth and gains on the sale of bank vehicles.
Noninterest Expense. The level of noninterest expense substantially affects the Company’s profitability. Total noninterest expense was $5.5 million for the three months ended June 30, 2011 compared to $2.5 million for the same period in 2010. The increase of $3.0 million, or 121.0%, in the three months ended June 30, 2011 compared to 2010 includes an increase in salaries and benefits in the amount of $1.7 million as a result of an increase in full time equivalent employees (“FTEs”), reflecting the Company’s change in strategy. FTEs increased from 67 at March 31, 2011 to 82 at June 30, 2011, compared to an increase of 3 from 46 at March 31, 2010 to 49 at June 30, 2010. The increase in noninterest expense for the three months ended June 30, 2011 also included $1.1 million of legal and professional fees of which approximately $0.6 million was merger-related.
Total noninterest expense was $9.7 million for the six months ended June 30, 2011 compared to $4.5 million for the same period in 2010. The increase of $5.2 million, or 114.8%, in the six months ended June 30, 2011 compared to 2010 includes an increase in salaries and benefits in the amount of $2.9 million as a result of an increase in FTEs, reflecting the Company’s change in strategy. FTEs increased from 62 at December 31, 2010 to 82 June 30, 2011, compared to an increase of 6 from 43 at December 31, 2009 to 49 at June 30, 2010. Legal and professional fees increased by $1.4 million primarily as a result of the Company becoming a public entity. In addition, approximately $0.6 million of these fees was merger-related.

The following table presents components of noninterest expense for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):
Noninterest Expense

	Three months ended				Six months ended
	June 30,				June 30,
	2011	2010	Change		2011	2010	Change
	(Unaudited)		$	%	(Unaudited)		$	%

Salaries and benefits	$2,975	$1,299	$1,676	129.0%	$5,482	$2,551	$2,931	114.9%
Occupancy and equipment	301	224	77	34.4%	557	430	127	29.5%
Advertising and promotion	87	96	(9)	-9.4%	125	153	(28)	-18.3%
Legal and professional fees	1,205	83	1,122	1351.8%	1,512	159	1,353	850.9%
Deposit charges and FDIC insurance	196	182	14	7.7%	483	358	125	34.9%
Data processing and outside	128	100	28	28.0%	251	193	58	30.1%
service fees
Directors fees	45	47	(2)	100.0%	86	47	39	100.0%
Other real estate owned expense	93	239	(146)	-61.1%	328	275	53	19.3%
Other expenses	444	207	237	114.5%	884	353	531	150.4%

Total noninterest expense	$5,474	$2,477	$2,997	121.0%	$9,708	$4,519	$5,189	114.8%

Income Taxes. The Company generates significant amounts of non-taxable income from tax-exempt investment securities. Accordingly, the level of such income in relation to income before taxes significantly affects the Company’s effective tax rate. For the three months ended June 30, 2011, the Company recognized an income tax benefit of $1.8 million compared to an income tax expense of $0.04 million for the same period in 2010. For the six months ended June 30, 2011, the Company recognized an income tax benefit of $3.6 million compared to an income tax expense of $0.1 million for the same period in 2010. The effective tax rate for the six months ended June 30, 2011 is 37.30% compared to 22.35% for the same period in 2010. The change in the effective tax rate was due to the amount of tax-exempt income relative to the size of pre-tax income. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.
Liquidity and Capital Resources
Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. Management strives to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window, and through an investment portfolio. In addition, the Company occasionally has short-term investments at its primary correspondent bank in the form of federal funds sold. Liquidity is governed by a board of directors approved Asset Liability Policy, administered by an internal Senior Management Risk Committee (the “Committee”). The Committee reports on a monthly basis asset/liability related matters to the Board of Directors Loan and Risk Committee.
The Company’s internal liquidity ratio was 53.1% at June 30, 2011 compared to 50.5% at December 31, 2010. In addition, at June 30, 2011, the Company had an additional $30.5 million of credit available from the FHLB, $36.7 million from the Federal Reserve Discount Window, and available lines of credit totaling $70.0 million from correspondent banks.
At June 30, 2011, the Company had $7.8 million of loan commitments outstanding, $66.4 million of pre-approved but unused lines of credit and $4.0 million of standby letters of credit and financial guarantees. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity. At December 31, 2010, the Company had $3.8 million of loan commitments outstanding, $69.6 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit and financial guarantees.

The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. Shareholders’ equity on June 30, 2011 was $173.6 million compared to the December 31, 2010 balance of $177.1 million. In August 2010, the Company completed its public offering of 23,100,000 shares of common stock at an initial purchase price of $6.50 per share for an aggregate offering price of approximately $150.2 million. As a result of the offering, the Company received net proceeds of approximately $140.2 million, after $9.0 million in underwriting fees, including the $3.0 million in contingent fees (described in Note 3 to the unaudited condensed consolidated financial statements included in this Form 10-Q), and approximately $0.9 million in related expenses. Remaining proceeds have been invested in accordance with the Company’s investment policies.
Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatory convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At June 30, 2011, the Company and the Bank satisfied the respective minimum regulatory capital requirements, and were “well capitalized” within the meaning of federal regulatory requirements. The Company’s risk-weighted assets at June 30, 2011 and December 31, 2010 were $413.9 million and $431.3 million, respectively. Actual capital levels and minimum levels at June 30, 2011 and December 31, 2010 were (dollars in thousands):

Capital Ratios

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Park Sterling Corporation
June 30, 2011
Total Risk-Based Capital Ratio	$178,905	43.23%	$33,108	8.00%	$41,385	10.00%

Tier 1 Capital Ratio	166,762	40.30%	16,554	4.00%	24,831	6.00%

Tier 1 Leverage Ratio	166,762	27.07%	24,641	4.00%	30,802	5.00%

December 31, 2010*
Total Risk-Based Capital Ratio	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%

Tier 1 Capital Ratio	173,395	40.20%	17,017	4.00%	25,525	6.00%

Tier 1 Leverage Ratio	173,395	27.39%	22,227	4.00%	27,784	5.00%

Park Sterling Bank
June 30, 2011
Total Risk-Based Capital Ratio	$103,432	25.30%	$32,710	8.00%	$40,887	10.00%

Tier 1 Capital Ratio	91,350	22.34%	16,355	4.00%	24,532	6.00%

Tier 1 Leverage Ratio	91,350	16.92%	21,601	4.00%	27,001	5.00%

December 31, 2010
Total Risk-Based Capital Ratio	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%

Tier 1 Capital Ratio	173,395	40.20%	17,017	4.00%	25,525	6.00%

Tier 1 Leverage Ratio	173,395	27.39%	22,227	4.00%	27,784	5.00%

*	The consolidated capital ratios presented herein, as of December 31, 2010, are those of the Bank, prior to the effectiveness of the Reorganization on January 1, 2011.
The Bank has committed to its regulators to maintain a Tier 1 Leverage Ratio of at least 10.00% for the three years following the Public Offering.
Disclosure of Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.
Information about the Company’s off-balance sheet risk exposure is presented in Note K of the 2010 Audited Financial Statements. As part of ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which are generally established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2011, the Company was not involved in any unconsolidated SPE transactions.

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
Interest Rate Sensitivity
The Committee actively evaluates and manages interest rate risk using a process developed by the Company. The Committee is also responsible for approving the Company’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company’s interest rate sensitivity position.
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
These measures have historically been calculated under a simulation model prepared by an independent correspondent bank assuming incremental 100 basis point shocks (or immediate shifts) in interest rates up to a total increase or decrease of 300 basis points. These simulations estimate the impact that various changes in the overall level of interest rates over a one- and two- year time horizon would have on net interest income. The results help the Company develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. Management believes that the assumptions are reasonable, both individually and in the aggregate. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure. The overall interest rate risk management process is subject to annual review by an outside professional services firm to ascertain its effectiveness as required by federal regulations.
The Company’s current guidelines for risk management call for preventive measures if a 300 basis point shock or immediate increase or decrease in short term rates over the next 12 months would affect net interest income over the same period by more than 30.0%. The Company currently operates well within these guidelines. As of June 30, 2011, based on the results of the simulation model, the Company could expect net interest income to decrease by approximately 7.5% over 12 months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. If short-term interest rates increased by 300 basis points, net interest income could be expected to increase by approximately 8.2% over 12 months. At December 31, 2010, the simulation model results showed that the Company could expect net interest income to decrease by approximately 4.8% over 12 months if short-term interest rates decreased by 300 basis points, and if short-term interest rates increased by 300 basis points, net interest income could be expected to increase by approximately 6.6% over 12 months.
The Company uses multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. During the three months ended June 30, 2011, the Company’s interest rate swap that was accounted for as a cash flow hedge terminated. The swap had a notional amount of $40.0 million that was purchased on May 16, 2008 to protect the Company from falling rates. The Company received 6.22% fixed for a period of three years, and paid prime rate for the same period, currently at 3.25%. During the three months ended June 30, 2011 and 2010, the Company recorded $0.1 million and $0.4 million of income, respectively, from this instrument. During the six months ended June 30, 2011 and 2010, the Company recorded $0.3 million and $0.6 million of income, respectively, from this instrument.

The Company has entered into seven loan swaps, including one forward-starting swap, accounted for as fair value hedges. The fair value mark on the forward-starting swap will be offset when the associated loan closes and is marked to fair value in the fourth quarter of 2011. The total original notional amount of these swaps was $17.4 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(0.6) million at June 30, 2011. The Company recorded interest expense on these loan swaps of $0.2 million and $0.3 million in each of the three and six months ended June 30, 2011, and $0.1 million and $0.2 million in each of the three and six months ended June 30, 2010.
For cash flow hedges, the Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the dollar amount of the change in anticipated future cash flows of the hedging instrument with the dollar amount of the changes in anticipated future cash flows of the risk being hedged over the assessment period. The cumulative approach involves comparing the cumulative changes in the hedging instrument’s anticipated future cash flows to the cumulative changes in the hedged transaction’s anticipated future cash flows. Because the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flow from the hedging derivative and the cumulative changes in expected interest cash flows from the hedged exposure will be highly effective.
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
For fair value hedges, Accounting Standards Codification (“ASC”) Topic 815 requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value. The calculation of dollar offset is the change in clean fair value of hedging derivative, divided by the change in fair value of the hedged exposure attributable to changes in the LIBOR curve. To the extent that the cumulative change in fair value of the hedging derivative offsets from 80% to 125% of the cumulative change in fair value of the hedged exposure, the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings.
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
See Note L of the 2010 Audited Financial Statements and Note 9 of the Company’s unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Company’s derivative financial instruments and hedging activities.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of the Company’s interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At June 30, 2011, the Company’s cumulative one-year gap was a positive, or asset sensitive, $114.1 million, or 18.7% of total assets. The Company’s cumulative one-year gap at December 31, 2010 was $42.9 million, or 7.0%, of total assets.
The following table reflects the Company’s rate sensitive assets and liabilities by maturity as of June 30, 2011 (dollars in thousands). Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
	Months	One Year	Years	Five Years	Total

At June 30, 2011:
Interest-earning assets:
Interest-bearing deposits	$8,571	$—	$—	$—	$8,571
Federal funds sold	44,060	—	—	—	44,060
Securities	20,039	12,458	54,978	59,259	146,734
Loan held for sale	—	—	—	1,600	1,600

Loans	223,014	46,147	109,450	1,754	380,365

Other interest-earning assets	—	—	—	—	—
Total interest-earning assets	295,684	58,605	164,428	62,613	581,330

Interest-bearing liabilities:
Demand deposits	2,726	—	6,232	4,674	13,632
MMDA and savings	97,242	—	—	—	97,242
Time deposits	61,580	93,821	95,475	—	250,876
Short term borrowings	1,661	—	—	—	1,661
Long term borrowings	—	—	20,000	6,895	26,895

Total interest-bearing liabilities	163,209	93,821	121,707	11,569	390,306

Derivatives	14,279	2,555	(13,238)	(3,596)	—

Interest sensitivity gap	$146,754	$(32,661)	$29,483	$47,448	$191,024
Cummulative interest sensitivity gap	$146,754	$114,093	$143,576	$191,024

Percentage of total assets		18.68%

At December 31, 2010:
Interest-earning assets:
Interest bearing deposits	$5,040	$—	$—	$—	$5,040
Federal funds sold	57,905	—	—	—	57,905
Securities	—	—	12,590	128,000	140,590
Loans	245,364	16,532	133,416	4,517	399,829
Other interest-earning assets	—	—	—	2,275	2,275

Total interest-earning assets	308,309	16,532	146,006	134,792	605,639

Interest-bearing liabilities:
Demand deposits	9,372	—	—	—	9,372
MMDA and savings	62,293	—	—	—	62,293
Time deposits	74,505	145,549	79,767	—	299,821
Short term borrowings	874	—	—	—	874
Long term borrowings	—	—	20,000	6,895	26,895

Total interest-bearing liabilities	147,044	145,549	99,767	6,895	399,255

Derivatives	(29,316)	40,000	(7,036)	(3,648)	—

Interest sensitivity gap	$131,949	$(89,017)	$39,203	$124,249	$206,384
Cummulative interest sensitivity gap	$131,949	$42,932	$82,135	$206,384

Percentage of total assets		6.97%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, the Company may be a party to various legal proceedings from time to time. There are no pending material legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.

Item 1A	Risk Factors
The following risk factor is being provided in addition to the risk factors previously disclosed in the 2010 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
A deterioration in the U.S. government’s sovereign credit rating could result in an adverse impact on the Company’s business, financial condition and results of operations.
In July 2011, Moody’s Investor Services and Standard & Poor’s Ratings Services placed their U.S. sovereign debt rating on negative watch, actions believed to have been influenced by the recent political impasse concerning the U.S. statutory debt limit. In addition, on August 2, 2011 Fitch Ratings, Inc. affirmed the U.S. sovereign debt rating but noted that the rating was under review as the U.S. government’s debt obligations have increased at a pace that is not consistent with an AAA sovereign credit rating. Even with an agreement for the medium-term statutory debt limit, there is an underlying risk that lower growth, continued fiscal challenges and a general lack of political consensus will result in a deterioration of the U.S. credit standing over the longer term. Also, it is foreseeable that the ratings and perceived creditworthiness of institutions, agencies or instrumentalities directly linked to the U.S. government could also be adversely affected by any such downgrade. U.S. Treasury and agency securities are key assets on the balance sheets of financial institutions, including the Company, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market. A downgrade of the U.S. sovereign credit ratings and perceived creditworthiness of U.S. government-related obligations could impact the market value of such instruments as well as the ability to obtain funding that is collateralized by affected instruments and the pricing of that funding when available. While the potential effects of a downgrade of the U.S. sovereign debt rating are broad and impossible to accurately predict, they could include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets, all of which could have a material adverse effect on the solvency of financial institutions, including the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2011, the Company did not have any unregistered sales of equity securities or repurchases of its common stock.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The following documents are filed or furnished as exhibits to this report:

Exhibit
Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated as of March 30, 2011 by and between Park Sterling Corporation and Community Capital Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed April 5, 2011

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements*

*	The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION
Date: August 4, 2011	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: August 4, 2011	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Exhibits

2.1
Agreement and Plan of Merger as of dated March 30, 2011 by and between Park Sterling Corporation and Community Capital Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed April 5, 2011

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements*

*	The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934