Form 10-Q
period 2011-09-30
Park Sterling Corp
filed 2011-11-14
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2011, the registrant had outstanding 32,643,627 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2011	2010 *
ASSETS

Cash and due from banks	$14,962	$2,433
Interest-earning balances at banks	36,311	5,040
Federal funds sold	5,295	57,905
Investment securities available-for-sale, at fair value	130,667	140,590
Loans held for sale	1,559	—
Loans	367,412	399,829
Allowance for loan losses	(9,833)	(12,424)

Net loans	357,579	387,405

Federal Home Loan Bank stock	1,866	1,757
Premises and equipment, net	5,335	4,477
Accrued interest receivable	1,441	1,640
Other real estate owned	5,691	1,246
Bank-owned life insurance	8,052	—
Other assets	13,625	13,615

Total assets	$582,383	$616,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$42,890	$36,333
Money market, NOW and savings deposits	120,017	71,666
Time deposits of less than $100,000	50,220	78,242
Time deposits of $100,000 through $250,000	54,240	79,020
Time deposits of more than $250,000	107,625	142,559

Total deposits	374,992	407,820

Short-term borrowings	1,083	874
FHLB advances	20,000	20,000
Subordinated debt	6,895	6,895
Accrued interest payable	109	290
Accrued expenses and other liabilities	4,687	3,128

Total liabilities	407,766	439,007

Shareholders’ equity:
Preferred stock, no par value 5,000,000 shares authorized; -0- issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $1.00 par value 200,000,000 shares authorized at September 30, 2011 and December 31, 2010; 28,619,358 and 28,051,098 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	28,619	28,051
Additional paid-in capital	160,368	159,489
Accumulated deficit	(16,878)	(9,501)
Accumulated other comprehensive income (loss)	2,508	(938)

Total shareholders’ equity	174,617	177,101

Total liabilities and shareholders’ equity	$582,383	$616,108

*	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$4,283	$4,963	$13,491	$15,275
Federal funds sold	22	42	85	60
Taxable investment securities	681	370	2,046	981
Tax-exempt investment securities	181	161	533	481
Interest on deposits at banks	44	23	69	51

Total interest income	5,211	5,559	16,224	16,848

Interest expense
Money market, NOW and savings deposits	158	104	475	276
Time deposits	868	1,490	3,174	4,434
Short-term borrowings	1	1	2	9
FHLB advances	140	144	422	423
Subordinated debt	190	190	569	569

Total interest expense	1,357	1,929	4,642	5,711

Net interest income	3,854	3,630	11,582	11,137

Provision for loan losses	568	6,143	8,275	8,768

Net interest income (loss) after provision for loan losses	3,286	(2,513)	3,307	2,369

Noninterest income
Service charges on deposit accounts	23	18	74	47
Gain on sale of securities available-for-sale	—	—	20	19
Other noninterest income	88	8	133	22

Total noninterest income	111	26	227	88

Noninterest expense
Salaries and employee benefits	3,051	1,777	8,533	4,328
Occupancy and equipment	369	236	926	666
Advertising and promotion	115	84	240	237
Legal and professional fees	721	78	2,233	237
Deposit charges and FDIC insurance	134	184	617	543
Data processing and outside service fees	142	109	393	302
Director fees	45	164	131	211
Net cost of operation of other real estate	101	120	429	395
Loan and collection expense	180	82	375	161
Shareholder reporting expense	36	8	194	24
Other noninterest expense	322	148	853	406

Total noninterest expense	5,216	2,990	14,924	7,510

Loss before income taxes	(1,819)	(5,477)	(11,390)	(5,053)

Income tax benefit	(443)	(1,809)	(4,013)	(1,714)

Net loss	$(1,376)	$(3,668)	$(7,377)	$(3,339)

Basic loss per common share	$(0.05)	$(0.23)	$(0.26)	$(0.38)

Diluted loss per common share	$(0.05)	$(0.23)	$(0.26)	$(0.38)

Weighted-average common shares outstanding
Basic	28,051,098	15,998,924	28,051,098	8,674,175

Diluted	28,051,098	15,998,924	28,051,098	8,674,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2009	4,951,098	$23,023	$23,496	$(1,642)	$1,218	$46,095

Issuance of common stock net of costs	23,100,000	107,415	32,796	—	—	140,211

Share-based compensation expense	—	—	486	—	—	486

Comprehensive income (loss):
Net loss	—	—	—	(3,339)	—	(3,339)
Unrealized holding gains on available-for-sale securities, net of taxes	—	—	—	—	888	888
Unrealized holding losses on interest rate swaps, net of taxes	—	—	—	—	(494)	(494)

Total comprehensive income (loss)	—	—	—	—	—	(2,945)

Balance at September 30, 2010	28,051,098	$130,438	$56,778	$(4,981)	$1,612	$183,847

Balance at December 31, 2010	28,051,098	$28,051	$159,489	$(9,501)	$(938)	$177,101

Issuance of restricted stock grants	568,260	568	(568)	—	—	—

Share-based compensation expense	—	—	1,447	—	—	1,447

Comprehensive income (loss):
Net loss	—	—	—	(7,377)	—	(7,377)
Unrealized holding gains on available-for-sale securities, net of taxes	—	—	—	—	3,728	3,728
Unrealized holding losses on interest rate swaps, net of taxes	—	—	—	—	(282)	(282)

Total comprehensive income (loss)	—	—	—	—	—	(3,931)

Balance at September 30, 2011	28,619,358	$28,619	$160,368	$(16,878)	$2,508	$174,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(7,377)	$(3,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,221	443
Provision for loan losses	8,275	8,768
Share-based compensation expense	1,447	486
Income on termination of swap	—	(353)
Deferred income taxes	(4,062)	576
Gain on sales of investment securities available-for-sale	(20)	(19)
(Gain) loss on sales of other real estate	(59)	342
Writedowns to other real estate	374	—
Income from bank owned life insurance	(52)	—
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	199	(118)
Decrease (increase) in other assets	1,433	(2,296)
Decrease in accrued interest payable	(181)	(154)
Increase in accrued expenses and other liabilities	1,559	2,552

Net cash provided by operating activities	2,757	6,888

Cash flows from investing activities
Net decrease (increase) in loans	12,978	(5,963)
Purchases of bank premises and equipment	(1,168)	(169)
Purchases of investment securities available-for-sale	(46,940)	(81,268)
Proceeds from sales of investment securities available-for-sale	24,316	2,155
Proceeds from maturities and call of investment securities available-for-sale	37,871	7,590
Proceeds from sale of other real estate	2,104	2,724
Improvements to other real estate	—	(93)
(Purchase) redemption of Federal Home Loan Bank stock	(109)	71
Purchase of bank owned life insurance	(8,000)	—

Net cash provided by (used in) investing activities	21,052	(74,953)

Cash flows from financing activities
Net (decrease) increase in deposits	(32,828)	24,516
Increase (decrease) in short-term borrowings	209	(5,889)
Proceeds from issuance of common stock, net of costs	—	140,211

Net cash (used by) provided by financing activities	(32,619)	158,838

Net (decrease) increase in cash and cash equivalents	(8,810)	90,773

Cash and cash equivalents, beginning	65,378	23,237

Cash and cash equivalents, ending	$56,568	$114,010

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,823	$5,865
Cash paid for income taxes	—	950

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$3,728	$888
Change in unrealized loss on swap, net of tax	(282)	(494)
Loans transferred to other real estate owned	6,864	2,864
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act. On January 1, 2011, the Company acquired all of the outstanding stock of the Bank in a statutory exchange transaction (the “Reorganization”). Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. The information in the unaudited condensed consolidated financial statements and accompanying notes for all periods prior to January 1, 2011 is that of the Bank on a stand-alone basis.
The Bank was incorporated on September 8, 2006, as a North Carolina-chartered commercial bank and began operations in October 2006. The Bank’s primary focus is to provide banking services to small and mid-sized businesses, owner-occupied and income producing real estate owners, professionals and other customers doing business or residing within its target markets. The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
On November 1, 2011, Community Capital Corporation (“Community Capital”) was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of March 30, 2011. Under the terms of the merger agreement, Community Capital shareholders will receive either $3.30 in cash or 0.6667 of a share of the Company’s common stock, par value $1.00 (“Common Stock”) for each share of Community Capital common stock they owned immediately prior to the merger, subject to the limitation that the total consideration would consist of 40.0% in cash and 60.0% in Common Stock. The merger was structured to be tax-free to Community Capital shareholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011.
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of its operations and cash flows for the three- and nine-months ended September 30, 2011 and 2010. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year or for other interim periods.
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2 — Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement (“ASU No. 2010-06”). ASU No. 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Accounting Standards Codification (“ASC”) Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting.
Specifically, ASU No. 2010-06 amends Codification Subtopic 820-10 to now require that: (1) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) a reporting entity present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU No. 2010-06 clarifies the requirements for purposes of reporting fair value measurement for each class of assets and liabilities, and that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information, which was adopted by the Company on January 1, 2011. The adoption of the gross presentation disclosures did not have an impact on the Company’s financial condition or results of operations.
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310) (“ASU No. 2010-20”). ASU No. 2010-20 required the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the Allowance for Loan Losses (the “Allowance”). ASU No. 2010-20 requires the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of ASU No. 2010-20 were effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and the Allowance, the adoption had no material impact on the Company’s financial condition or results of operations.
In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310) (“ASU No. 2011-02”). ASU No. 2011-02 provides greater clarity and guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ending September 30, 2011. The adoption had no material impact on the Company’s financial condition or results of operations.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”). ASU No. 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s financial statement disclosures.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In September 2011, the FASB issued ASU No 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU No. 2011-08”). ASU 2011-08 allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management is evaluating the impact of this ASU on the Company’s consolidated financial statements.
Note 3 — Shareholders’ Equity
Common Stock
On May 4, 2010, the Bank’s shareholders approved an amendment to the Articles of Incorporation of the Bank to increase the number of authorized shares of common stock to 200,000,000.
On August 18, 2010, in connection with its public offering of common stock (the “Public Offering”), the Bank consummated the issuance and sale of 23,100,000 shares of Common Stock at $6.50 per share, for a gross aggregate offering price of $150.2 million. The Bank incurred underwriting fees of $6.0 million and related expenses of $0.9 million resulting in net proceeds of $143.2 million being received by the Bank of which $140.2 was recorded in shareholders’ equity. Additional underwriting fees equal to $3.0 million will be payable in the future if the Common Stock price closes at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. A liability for the $3.0 million contingent underwriting fee has been accrued and is included in other liabilities in the accompanying balance sheet at September 30, 2011.
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
Share-Based Plans
The Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions and expensed over each option’s vesting period. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards, subject to share price performance vesting requirements, is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company maintains share-based compensation plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Plans”). The 2010 Plans are substantially similar to the Bank’s 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of common shares reserved for options. The 2010 Plans provided for an aggregate of 1,859,550 of common shares reserved for options. Upon effectiveness of the Reorganization, the Company assumed all outstanding options under the 2010 plans and the 2006 plans, and the Company’s Common Stock was substituted as the stock issuable upon the exercise of options under these plans. As a result, there will be no further awards granted under the 2010 Plans.
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
Activity in the Company’s share-based plans is summarized in the following table:

		Outstanding Options				Nonvested Restricted Shares
	Shares		Weighted	Weighted			Weighted
	Available		Average	Average			Average	Aggregate
	for Future	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Grants	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2010	525,918	2,323,632	$7.83	8.50	$—	—	$—	$—
Replacement of 2010 Plans	(525,918)	—	—	—	—	—	—	—
Approved for issuance	1,016,400	—	—	—	—	—	—	—
Options Granted	(115,840)	115,840	5.51	—	—	—	—	—
Restricted Shares Granted	(568,260)	—	—	—	—	568,260	3.91	1,943,449
Exercised		—	—	—	—	—	—	—
Expired and forfeited	—	(242,908)	7.21	—	—	—	—	—

At September 30, 2011	332,300	2,196,564	$7.77	7.84	$—	568,260	$3.91	$1,943,449

Exercisable at September 30, 2011		1,099,333	$9.14	6.68	$—
The following weighted-average assumptions were used in valuing options issued during the nine months ended September 30, 2011.
Assumptions in Estimating Option Values

Weighted-average volatility	29.38%
Expected dividend yield	0%
Risk-free interest rate	3.86%
Expected life	7 years
Approximately 380,000 options vested during the nine months ended September 30, 2011; no options vested for the nine months ended September 30, 2010. The compensation expense for stock option plans was $319 thousand and $295 thousand for the three months ended September 30, 2011 and 2010, respectively, and $884 thousand and $486 thousand for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, unrecognized compensation cost related to nonvested stock options of $2.4 million is expected to be recognized over a weighted-average period of 1.33 years.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
No shares of restricted stock vested during the nine months ended September 30, 2011. The compensation expense for restricted shares was $160 thousand and $563 thousand for the three and nine months ended September 30, 2011, respectively. At September 30, 2011, unrecognized compensation cost related to nonvested restricted shares of $1.8 million is expected to be recognized over a weighted-average period of 2.98 years. There were no shares of restricted stock outstanding as of September 30, 2010.
Note 4 — Investment Securities
The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at September 30, 2011 and December 31, 2010 are as follows:
Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2011
Securities available-for-sale:
U.S. Government agencies	$524	$66	$—	$590
Residential mortgage-backed securities	56,598	1,658	—	58,256
Collateralized agency mortgage obligations	53,457	1,397	—	54,854
Municipal securities	15,508	1,059	—	16,567
Corporate and other securities	500	—	(100)	400

Total investment securities	$126,587	$4,180	$(100)	$130,667

December 31, 2010
Securities available-for-sale:
U.S. Government agencies	$13,075	$181	$(96)	$13,160
Residential mortgage-backed securities	52,342	495	(438)	52,399
Collateralized agency mortgage obligations	60,711	111	(2,103)	58,719
Municipal securities	13,771	183	(146)	13,808
Corporate and other securities	2,675	5	(176)	2,504

Total investment securities	$142,574	$975	$(2,959)	$140,590

The amortized cost and fair values of securities available-for-sale at September 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential mortgage-backed securities are backed by an agency of the U.S. government. The Company did not own any commercial mortgage-backed securities as of September 30, 2011 or December 31, 2010.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturities of Investment Portfolio

	September 30, 2011
	Amortized	Fair
	Cost	Value

U.S. Government agencies
Due after one year through five years	$524	$590
Residential mortgage-backed securities
Due after five years through ten years	1,127	1,161
Due after ten years	55,471	57,095
Collateralized agency mortgage obligations
Due after ten years	53,457	54,854
Municipal securities
Due after ten years	15,508	16,567
Corporate and other securities
Due after five years through ten years	500	400
Due after ten years	—	—

Total investment securites	$126,587	$130,667

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at September 30, 2011 and December 31, 2010. The unrealized losses relate to debt securities that have incurred fair value reductions due to market volatility and uncertainty since the securities were purchased. Management believes that the unrealized losses are more likely than not to reverse as confidence returns to investment markets. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. One corporate debt security has been in a continuous loss position for twelve months or more at September 30, 2011. At December 31, 2010, two corporate debt securities were in a continuous loss position for twelve months or more.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2011
Securities available-for-sale:
Corporate and other securities	$—	$—	$400	$(100)	$400	$(100)

Total temporarily impaired securities	$—	$—	$400	$(100)	$400	$(100)

December 31, 2010
Securities available-for-sale:
U.S. Government agencies	$9,904	$(96)	$—	$—	$9,904	$(96)
Residential Mortgage-backed securities	37,052	(438)	—	—	37,052	(438)
Collateralized mortgage obligations	53,232	(2,103)	—	—	53,232	(2,103)
Municipal securities	6,215	(146)	—	—	6,215	(146)
Corporate and other securities	—	—	1,475	(176)	1,475	(176)

Total temporarily impaired securities	$106,403	$(2,783)	$1,475	$(176)	$107,878	$(2,959)

Securities with a fair value of $4.1 million and $4.2 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure an interest rate swap and securities sold under agreements to repurchase. During the nine months ended September 30, 2011, the Company sold $24.3 million of securities available-for-sale, resulting in a gross gain of $0.02 million. Securities available-for-sale with a book value of $2.2 million were sold in the nine months ended September 30, 2010, resulting in a gross gain of $0.02 million.
The aggregate cost of the Company’s cost method investments totaled $2.4 million at September 30, 2011 and $2.3 million at December 31, 2010. Cost method investments at September 30, 2011 included $1.9 million in Federal Home Loan Bank (“FHLB”) stock and $0.5 million of other investments which are included in other assets. Cost method investments at December 31, 2010 included $1.8 million in FHLB stock and $0.5 million of other investments which are included in other assets. All cost method investments were evaluated for impairment as of September 30, 2011 and December 31, 2010. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At September 30, 2011 and December 31, 2010, the Company estimated that the fair values of cost method investments equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5 — Loans and Allowance for Loan Losses
The following is a summary of the loan portfolio at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$44,939	$48,401
Commercial real estate — owner-occupied	66,979	55,089
Commercial real estate — investor income producing	108,558	110,407
Acquisition, construction and development	51,522	87,846
Other commercial	7,763	3,225

Total commercial loans	279,761	304,968

Consumer:
Residential mortgage	19,816	21,716
Home equity lines of credit	56,787	56,968
Residential construction	4,787	9,051
Other loans to individuals	6,530	7,245

Total consumer loans	87,920	94,980

Total loans	367,681	399,948
Deferred fees	(269)	(119)

Total loans, net of deferred fees	$367,412	$399,829

At September 30, 2011 and December 31, 2010, the carrying value of loans pledged as collateral on FHLB borrowings totaled $56.5 million and $43.8 million, respectively.
Concentrations of Credit - Loans are primarily made in the Charlotte, Research Triangle and Wilmington regions of North Carolina, and the Charleston and Greenville/Spartanburg regions of South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At September 30, 2011 and December 31, 2010, the Company had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2011. The following table also presents, by portfolio segment, the balance in the allowance for loan losses disaggregated based on the Company’s impairment measurement method and the related recorded investment in loans at September 30, 2011 and December 31, 2010.

	Commercial	Consumer	Unallocated	Total
For the three months ended September 30, 2011
Allowance for Loan Losses:
Balance, beginning of period	$8,036	$1,378	$1,863	$11,277
Provision for loan losses	104	587	(123)	568
Charge-offs	(2,113)	—	—	(2,113)
Recoveries	86	15	—	101

Net charge-offs	(2,027)	15	—	(2,012)

Ending balance	$6,113	$1,980	$1,740	$9,833

For the nine months ended September 30, 2011
Allowance for Loan Losses:
Balance, beginning of period	$9,165	$1,375	$1,884	$12,424
Provision for loan losses	5,947	2,472	(144)	8,275
Charge-offs	(9,894)	(1,895)	—	(11,789)
Recoveries	895	28	—	923

Net charge-offs	(8,999)	(1,867)	—	(10,866)

Ending balance	$6,113	$1,980	$1,740	$9,833

At September 30, 2011
Allowance for Loan Losses:
Individually evaluated for impairment	$375	$670	$—	$1,045
Collectively evaluated for impairment	5,738	1,310	1,740	8,788

Total	$6,113	$1,980	$1,740	$9,833

Recorded Investment in Loans:
Individually evaluated for impairment	$17,863	$1,585	$—	$19,448
Collectively evaluated for impairment	261,898	86,335	—	348,233

Total	$279,761	$87,920	$—	$367,681

At December 31, 2010
Allowance for Loan Losses:
Individually evaluated for impairment	$4,092	$115	$—	$4,207
Collectively evaluated for impairment	5,073	1,260	1,884	8,217

Total	$9,165	$1,375	$1,884	$12,424

Recorded Investment in Loans:
Individually evaluated for impairment	$37,451	$3,460	$—	$40,911
Collectively evaluated for impairment	267,517	91,520	—	359,037

Total	$304,968	$94,980	$—	$399,948

A summary of the activity in the allowance for loan losses for the three- and nine-month periods ended September 30, 2011 and 2010 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of period	$11,277	$8,974	$12,424	$7,402
Provision for loan losses	568	6,143	8,275	8,768

Charge-offs	(2,113)	(1,986)	(11,789)	(3,042)
Recoveries	101	19	923	22

Net charge-offs	(2,012)	(1,967)	(10,866)	(3,020)

Balance, end of period	$9,833	$13,150	$9,833	$13,150

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s loan loss allowance methodology includes a comprehensive qualitative component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental factors will cause the quantitatively determined loss contingency estimate to differ from historical results or other assumptions. The Company has identified six environmental factors for inclusion in its allowance methodology at this time, aggregating $1.7 million at September 30, 2011 and $1.9 million at December 31, 2010, including (i) portfolio trends, (ii) portfolio concentrations, (iii) economic and market trends, (iv) changes in lending practices, (v) regulatory environment, and (vi) other factors. The first three factors are believed by management to present the most significant risk to the portfolio, and are therefore associated with both higher absolute and range of potential reserve percentages. The reserve percentages for each of the six factors are derived from available portfolio, industry and economic information combined with management judgment. The Company may consider both trends and absolute levels of such factors, if applicable.
The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. These estimated credit losses were not material at September 30, 2011 and December 31, 2010.
Credit Quality Indicators - The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes that comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes that comprise the consumer portfolio segment.
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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company’s loans as of September 30, 2011 and December 31, 2010, by loan class and by credit quality indicator.

	As of September 30, 2011
		Commercial
	Commercial	Real Estate	CRE-Investor	Acquisition,
	and	(CRE)-Owner	Income	Construction	Other	Total
	Industrial	Occupied	Producing	and Development	Commercial	Commercial
Pass	$43,244	$61,626	$96,555	$23,541	$7,763	$232,729
Special mention	984	772	4,443	9,807	—	16,006
Classified	711	4,581	7,560	18,174	—	31,026

Total	$44,939	$66,979	$108,558	$51,522	$7,763	$279,761

	Residential	Home Equity	Residential	Other Loans to		Total
	Mortgage	Lines of Credit	Construction	Individuals		Consumer
Pass	$17,378	$53,633	$3,985	$6,414		$81,410
Special mention	2,035	1,269	708	—		4,012
Classified	403	1,885	94	116		2,498

Total	$19,816	$56,787	$4,787	$6,530		$87,920

Total Recorded Investment in Loans						$367,681

	As of December 31, 2010
		Commercial
	Commercial	Real Estate	CRE-Investor	Acquisition,
	and	(CRE)-Owner	Income	Construction	Other	Total
	Industrial	Occupied	Producing	and Development	Commercial	Commercial
Pass	$46,888	$52,746	$98,195	$37,435	$3,225	$238,489
Special mention	262	—	9,520	14,289	—	24,071
Classified	1,251	2,343	2,692	36,122	—	42,408

Total	$48,401	$55,089	$110,407	$87,846	$3,225	$304,968

	Residential	Home Equity	Residential	Other Loans to		Total
	Mortgage	Lines of Credit	Construction	Individuals		Consumer
Pass	$19,160	$53,839	$7,951	$7,245		$88,195
Special mention	1,359	1,607	—	—		2,966
Classified	1,197	1,522	1,100	—		3,819

Total	$21,716	$56,968	$9,051	$7,245		$94,980

Total Recorded Investment in Loans						$399,948

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans as of September 30, 2011 and December 31, 2010.

	30-59	60-89	Past Due
	Days	Days	90 Days
	Past Due	Past Due	or More	Current	Total Loans
As of September 30, 2011
Commercial:
Commercial and industrial	$217	$5	$—	$44,717	$44,939
Commercial real estate — owner-occupied	155	—	—	66,824	66,979
Commercial real estate — investor income producing	196	—	825	107,537	108,558
Acquisition, construction and development	587	3,551	4,511	42,873	51,522
Other commercial	—	—	—	7,763	7,763

Total commercial loans	1,155	3,556	5,336	269,714	279,761

Consumer:
Residential mortgage	—	—	403	19,413	19,816
Home equity lines of credit	—	—	—	56,787	56,787
Residential construction	—	—	95	4,692	4,787
Other loans to individuals	—	—	—	6,530	6,530

Total consumer loans	—	—	498	87,422	87,920

Total loans	$1,155	$3,556	$5,834	$357,136	$367,681

As of December 31, 2010
Commercial:
Commercial and industrial	$—	$593	$111	$47,697	$48,401
Commercial real estate — owner-occupied	717	—	—	54,372	55,089
Commercial real estate — investor income producing	—	—	261	110,146	110,407
Acquisition, construction and development	4,025	4,188	5,676	73,957	87,846
Other commercial	—	—	—	3,225	3,225

Total commercial loans	4,742	4,781	6,048	289,397	304,968

Consumer:
Residential mortgage	—	—	374	21,342	21,716
Home equity lines of credit	1,000	—	—	55,968	56,968
Residential construction	—	1,000	—	8,051	9,051
Other loans to individuals	—	—	—	7,245	7,245

Total consumer loans	1,000	1,000	374	92,606	94,980

Total loans	$5,742	$5,781	$6,422	$382,003	$399,948

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccruing loans and loans modified in a troubled debt restructuring (“TDR”). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Information for impaired loans, none of which are accruing interest, at and for the three- and nine-month periods ended September 30, 2011 is set forth in the following table:

				Three Months Ended		Nine Months Ended
				September 30, 2011		September 30, 2011
		Unpaid	Related	Average	Interest	Average	Interest
	Recorded	Principal	Allowance For	Recorded	Income	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$229	$1,307	$—	$531	$—	$683	$—
CRE — owner-occupied	155	213	—	23	—	291	—
CRE — investor income producing	519	746	—	474	—	809	—
Acquisition, construction and development	15,406	24,769	—	18,569	—	25,407	—
Other commercial	—	—	—	—	—	—	—

Total commercial loans	16,309	27,035	—	19,597	—	27,190	—

Consumer:
Residential mortgage	—	—	—	—	—	1,160	—
Home equity lines of credit	—	1,700	—	—	—	218	—
Residential construction	95	380	—	95	—	682	—
Other loans to individuals	—	10	—	—	—	—	—

Total consumer loans	95	2,090	—	95	—	2,060	—

Total impaired loans with no related allowance recorded	$16,404	$29,125	$—	$19,692	$—	$29,250	$—

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$63	$63	$63	$—	$—	$—	$—
CRE — owner-occupied	—	—	—	—	—	—	—
CRE — investor income producing	443	460	112	448	—	464	—
Acquisition, construction and development	1,048	1,080	200	1,065	—	763	—
Other commercial	—	—	—	—	—	—	—

Total commercial loans	1,554	1,603	375	1,513	—	1,227	—

Consumer:
Residential mortgage	403	407	10	404	—	182	—
Home equity lines of credit	1,087	1,089	660	368	—	124	—
Residential construction	—	—	—	—	—	—	—
Other loans to individuals	—	—	—	—	—	—	—

Total consumer loans	1,490	1,496	670	772	—	306	—

Total impaired loans with an allowance recorded	$3,044	$3,099	$1,045	$2,285	$—	$1,533	$—

Impaired Loans:
Commercial	$17,863	$28,638	$375	$21,110	$—	$28,417	$—
Consumer	1,585	3,586	670	867	—	2,366	—

Total impaired loans	$19,448	$32,224	$1,045	$21,977	$—	$30,783	$—

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Information for impaired loans, none of which are accruing interest, at and for the year ended December 31, 2010 is set forth in the following table:

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance For	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$722	$913	$—	$69	$—
CRE — owner-occupied	—	—	—	—	—
CRE — investor income producing	583	841	—	15	—
Acquisition, construction and development	19,054	25,909	—	3,753	—
Other commercial	—	—	—	—	—

Total commercial loans	20,359	27,663	—	3,837	—

Consumer:
Residential mortgage	1,197	1,255	—	111	—
Home equity lines of credit	164	165	—	3	—
Residential construction	1,100	2,174	—	27	—
Other loans to individuals	—	—	—		—

Total consumer loans	2,461	3,594	—	141	—

Total impaired loans with no related allowance recorded	$22,820	$31,257	$—	$3,978	$—

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$437	$437	$280	$2	$—
CRE — owner-occupied	717	741	136	393	—
CRE — investor income producing	1,119	1,209	277	404	—
Acquisition, construction and development	14,818	14,828	3,399	328	—
Other commercial	—	—	—		—

Total commercial loans	17,091	17,215	4,092	1,127	—

Consumer:
Residential mortgage	—	—	—	—	—
Home equity lines of credit	1,000	1,000	115	22	—
Residential construction	—	—	—	—	—
Other loans to individuals	—	—	—	—	—

Total consumer loans	1,000	1,000	115	22	—

Total impaired loans with an allowance recorded	$18,091	$18,215	$4,207	$1,149	$—

Impaired Loans:
Commercial	$37,450	$44,878	$4,092	$4,964	$—
Consumer	3,461	4,594	115	163	—

Total impaired loans	$40,911	$49,472	$4,207	$5,127	$—

During the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any interest income, including interest income recognized on a cash basis, within the period that loans were impaired.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Nonaccrual and Past Due Loans - It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At September 30, 2011 and December 31, 2010, there were no loans 90 days or more past due and accruing interest. The recorded investment in nonaccrual loans at September 30, 2011 and December 31, 2010 follows:

	September 30,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$292	$1,159
CRE — owner-occupied	155	717
CRE — investor income producing	962	1,702
Acquisition, construction and development	16,454	33,872
Other commercial	—	—

Total commercial loans	17,863	37,450

Consumer:
Residential mortgage	403	1,197
Home equity lines of credit	1,087	1,164
Residential construction	95	1,100
Other loans to individuals	—	—

Total consumer loans	1,585	3,461

Total nonaccrual loans	$19,448	$40,911

Approximately 53.6% and 56.1% of nonaccrual loans were current at September 30, 2011 and December 31, 2010, respectively.
Troubled Debt Restructuring - In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. All loan modifications are made on a case-by-case basis.
As of September 30, 2011, the Company had 13 TDR loans totaling $10.0 million of which $8.0 million are nonaccrual loans. All of the nonaccrual TDR loans are in the acquisition, construction and development portfolio and the $2.0 million of accruing TDR loans are in the residential mortgage portfolio. There was no specific allowance for these loans as of September 30, 2011. Nonaccrual loans at December 31, 2010 include $24.9 million of TDR loans of which $23.7 million is in the acquisition, construction and development portfolio. The December 31, 2010 recorded allowance for these loans was $2.4 million.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2011, the following table presents a breakdown of the types of concessions made by loan class:

	Three months ended			Nine months ended
	September 30, 2011			September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	loans	Investment	Investment	loans	Investment	Investment
Below market interest rate
Acquisition, construction and development	—	$—	$—	2	$3,120	$689

	—	—	—	2	3,120	689

Forgiveness of principal
CRE — investor income producing	—	—	—	1	208	—
Acquisition, construction and development	—	—	—	7	3,578	200
Residential mortgage	—	—	—	2	722	38

	—	—	—	10	4,508	238

Total	—	$—	$—	12	$7,628	$927

The following table presents loans that were modified as TDRs within the 12 months ended September 30, 2011 and for which there was a payment default during the three and nine months ended September 30, 2011.

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Number of		Number of
	loans	Recorded Investment	loans	Recorded Investment
Below market interest rate
Acquisition, construction and development	—	$—	4	$634

	—	—	4	634

Forgiveness of principal
Commercial real estate — owner-occupied	—	—	1	—
Acquisition, construction and development	—	—	6	—
Residential mortgage	—	—	1	—

	—	—	8	—

Total	—	$—	12	$634

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. Therefore, all TDRs are disclosed as nonaccrual in the table below. The following table presents the successes and failures of the types of modifications within the previous 12 months as of September 30, 2011:

	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	loans	Investment	loans	Investment	loans	Investment

Below market interest rate	1	$803	4	$1,323	2	$—
Forgiveness of principal	—	—	2	238	8	—

Total	1	$803	6	$1,561	10	$—

There were no loans identified as a result of adopting ASU 2011-02, that were previously measured under a general allowance for loan loss methodology.
Related Party Loans - From time to time, the Company engages in loan transactions with its directors, executive officers and their related interests (collectively referred to as “related parties”). Such loans are made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and do not involve more than the normal risk of collectability or present other unfavorable features. A summary of activity in loans to related parties is as follows:

Nine Months Ended
September 30,
2011

Beginning balance	$5,075
Disbursements	574
Repayments	(1,317)

Ending balance	$4,332

At September 30, 2011 and December 31, 2010, the Company had pre-approved but unused lines of credit totaling $3.5 million to related parties.
Note 6 — Income Taxes
Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of deferred tax assets (DTAs) and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, the Company records a DTA when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.
As of September 30, 2011 and December 31, 2010, the Company had a DTA in the amount of approximately $10.9 million and $7.4 million, respectively. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of September 30, 2011 and December 31, 2010, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either September 30, 2011 or December 31, 2010.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company considers all available evidence, positive and negative, to determine whether a DTA allowance is appropriate. In conducting the DTA analysis, the Company believes it is essential to differentiate between the unique characteristics of each industry or business. In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company.
Negative Evidence. Park Sterling considered the following five areas of potential negative evidence identified in ASC 740 as part of its DTA analysis:
1.	Rolling twelve-quarter cumulative loss.
The Company commenced operations in late 2006, attained profitability in the third quarter of 2008 and remained profitable through the second quarter of 2010 before its business was materially impacted by the recent significant economic downturn. As a result, the Company moved into a rolling twelve-quarter cumulative pre-tax loss position during the third quarter of 2010. ASC 740 states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. However, the Company evaluates the circumstances behind those losses and considers them in the context of the current economic environment and the significant changes it has made over the past year to address the circumstances underlying the losses.
As of September 30, 2011, the Company’s cumulative pre-tax loss position was $23.4 million and was driven, in large part, by rolling twelve-quarter cumulative provision expenses of $29.2 million. This high level of provision expense reflects the negative impact on the Company’s loan portfolio from the effects of the extended economic downturn. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels and currently believes they are unlikely to be repeated going forward, given changes in the Company’s lending practices, business strategy, risk tolerance, capital levels and operating practices.
Based on current internal loss data analysis, approximately 80% of the Company’s rolling twelve-quarter cumulative provision expense of $29.5 million is associated with construction & development (“C&D”) lending (which was impacted the most by the economic downturn), of which at least 70% is related to residential-oriented exposures. Prior to the Public Offering in August 2010, the Company had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. Shortly prior to the Public Offering in the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the Public Offering, Park Sterling reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company’s new business strategies and risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of September 30, 2011, C&D exposures had been reduced to $56.3 million, or 15% of total loans.
The Company has also significantly strengthened its lending practices since the Public Offering including the additions of a new chief risk officer, chief credit officer, head of special assets, manager of credit underwriting and additional credit underwriters. The Company currently believes it has remediated many of the circumstances that led to the rolling twelve-quarter cumulative pre-tax loss position and does not expect these losses to continue in the future.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
2.	History of operating loss or tax credit carryforwards expiring unused.

The Company has no history of operating loss or tax carryforwards expiring unused.
3.	Losses expected in early future years.

The Company currently expects to be profitable in early future years, as described in detail below.
4.	Unsettled circumstances that would adversely affect future operations and profit levels.
The Company is not currently aware of any unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.
5.	Carryback or carryforward period that is so brief it would limit realization of tax benefits.
The earliest expiration date for the Company’s net operating loss carryforwards is December 31, 2030, leaving over nineteen years for recognition.
Positive Evidence. The Company considered the following sources of future taxable income identified in ASC 740 as positive evidence to weigh against the negative evidence described above.
1.	Future reversals of existing taxable temporary differences and carryforwards.
The Company’s largest future reversal relates to its allowance for loan losses, which totaled $9.8 million as of September 30, 2011. Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company’s current expectations regarding recognition or reversal of the major components of the allowance:
•	Specific reserves, which totaled $1.0 million at September 30, 2011, relate to identified impairments and are based on individual loan-collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after three quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.
•	Quantitative reserves, which totaled $7.0 million at September 30, 2011, are based on model-driven estimates of inherent loss content in the performing loan portfolio. The Company currently estimates that the average life of the underlying loan pool is approximately three years and quantitative reserves are currently assumed to reverse within approximately three years.
•	Qualitative reserves, which totaled $1.7 million at September 30, 2011, are based on framework-driven estimates of inherent loss content in the performing loan portfolio not captured by the quantitative reserves identified above. The Company currently estimates that the average life of the underlying loan pool is approximately three years and qualitative reserves are currently assumed to reverse within approximately three years.
Given these assumptions, the Company currently expects the full allowance-driven component of its DTA to reverse within approximately three years, meaning either (i) the Company will generate sufficient taxable income to fully utilize these reversals through reduced tax payments or (ii) these reversals will shift to net operating loss carryforwards with an expected 20-year life, which would be utilized as the Company generates sufficient taxable income over that period.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
2.	Future taxable income, exclusive of reversing temporary differences and carryforwards.
Projecting future taxable income requires estimates and judgments about future events that may be predictable, but that are less certain than past events that can be objectively measured. In projecting future taxable income, the Company considered the significant change in its strategy that occurred in mid-2010, from previously growing organically at a moderate pace to creating a regional bank across Virginia and the Carolinas through a combination of mergers and acquisitions and accelerated organic growth. This transition was facilitated by the completion of its $150.2 million Public Offering in August 2010 and the addition of new executive management and additional independent board members. The Company is focused on long-term results and has taken actions to achieve this objective, including:
•	Addressing legacy problem assets, particularly C&D-related exposures, to move more rapidly through the cycle;
•	Consummating the merger with Community Capital to expand its market into South Carolina and to enter into new business lines, such as wealth management;
•	Hiring experienced bankers and opening de novo offices in three new markets (Charleston, South Carolina, the Upstate region of South Carolina and the Research Triangle region of North Carolina);
•	Hiring bankers to begin a new asset-based lending line of business; and
•	Significantly strengthening the leadership team with the addition of a new chief credit officer, head of special assets, head of managerial reporting, chief accounting officer and other positions.
The progress already made indicates that the new strategy is well on track to achieve its intended objectives. Management presents, generally on a monthly basis, a financial forecast to the board of directors that incorporates current assumptions and timelines regarding the Company’s baseline activities, including assumptions regarding loan and deposit growth. These assumptions and timelines are periodically evaluated both in terms of their historical trends and absolute levels. Prior to the consummation of the merger with Community Capital, the forecast was presented on both a stand-alone Company and combined Company-and-Community-Capital basis, including adjustments for certain merger related items. Under each scenario, the Company currently expects its pre-tax profitability to build to levels sufficient to fully absorb the existing DTA over approximately three years.
3.	Tax-planning strategies that could, if necessary, be implemented.
As provided by ASC 740, the Company considers certain prudent and feasible tax-planning strategies that, if implemented, could prevent an operating loss or tax credit carryforward from expiring unused and could result in realization of the existing DTA. These strategies include increasing assets by leveraging existing capital held in excess of regulatory requirements and redeployment of existing assets into either higher yielding or taxable instruments. The Company currently expects that these tax-planning strategies could generate pre-tax profitability at levels sufficient to fully absorb the existing DTA over approximately three years. The Company has no present intention to implement such strategies.
Based on the weight of available evidence, the Company has determined that it is more likely than not that it will be able to fully realize the existing DTA. Specifically, the negative evidence is tempered by the unusual and temporary circumstances created by the recent significant economic downturn and significant changes in the Company’s lending practices, management, capital levels, growth strategy, risk tolerance, and operating practices. The implementation of such changes has already led to improved asset quality measures since the fourth quarter of 2010. Further, the positive evidence currently indicates that the Company has opportunities through various means to generate income at a sufficient enough level to fully absorb the DTA within approximately three years, which is well within the life of the existing DTA, portions of which expire at the earliest in 2030.
Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7 — Per Share Results
Basic and diluted net loss per common share are computed based on the weighted-average number of shares outstanding during each period. Diluted net loss per common share reflect the potential dilution that could occur if all dilutive stock options were exercised and all restricted shares were vested.
Basic and diluted net loss per common share have been computed based upon net loss as presented in the accompanying consolidated statements of loss divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:
Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Weighted-average number of common shares outstanding	28,051,098	4,951,098	28,051,098	4,951,098

Effect of dilutive stock options and restricted shares	—	—	—	—

Weighted-average number of common shares and dilutive potential common shares outstanding	28,051,098	4,951,098	28,051,098	4,951,098

There were 2,196,564 outstanding stock options that were anti-dilutive for each of the three- and nine-month periods ended September 30, 2011. For the three- and nine-month periods ended September 30, 2010, 2,097,252 outstanding stock options were anti-dilutive. In all periods, the anti-dilution was due to the net loss for the periods and all such options were omitted from the calculation of diluted earnings per share for their respective periods.
There were 568,260 outstanding restricted shares that were anti-dilutive for each of the three- and nine-month periods ended September 30, 2011, due to the vesting price exceeding the average market price for the period, and were omitted from the calculation. One third of the restricted shares will vest when the Company’s share price meets or exceeds each of $8.125, $9.10 and $10.40 for 30 consecutive trading days.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8 — Total Comprehensive Income (Loss)
The components of comprehensive income (loss) and related tax effects during the three- and nine-month periods ended September 30, 2011 and 2010 are as follows:
Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	(1,376)	(3,668)	(7,377)	(3,339)

Unrealized holding gains on available-for-sale securities	$3,141	$683	$6,084	$1,465
Tax effect	(1,210)	(264)	(2,344)	(565)
Reclassification of gain recognized in net income	—	—	(20)	(19)
Tax effect	—	—	8	7

	1,931	419	3,728	888

Unrealized holding loss on swaps	—	(164)	(458)	(453)
Tax effect	—	63	176	(41)

	—	(101)	(282)	(494)

Total comprehensive income (loss)	$555	$(3,350)	$(3,931)	$(2,945)

Note 9 — Derivative Financial Instruments and Hedging Activities
During May 2008, the Company entered into an interest rate swap agreement with a notional amount of $40.0 million that matured on May 16, 2011. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment. It had been accounted for as a cash flow hedge and the Company recognized no additional gain as a result of this maturity. The fair market value of this swap at December 31, 2010 was $0.5 million. Changes in fair value of the swap that are deemed effective are recorded in other comprehensive income net of tax. Changes in fair value for the ineffective portion of the swap are recorded in interest income; such amounts were insignificant for each of the three and nine months ended September 30, 2010. Due to the maturity of the swap agreement, there was no interest income recorded in the three months ended September 30, 2011. The Company recorded interest income on the swap of $0.4 million in the nine months ended September 30, 2011, and $0.3 million and $0.9 million in each of the three and nine months ended September 30, 2010, respectively.
At September 30, 2011, the Company had seven loan swaps, including one forward-starting swap. The fair value mark on that swap, which was $(0.2) million as of September 30, 2011, will be offset when the associated loan closes and is marked to fair value in the fourth quarter of 2011. The total original notional amount of these loan swaps was $17.4 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(0.7) and $(0.5) million and are included in loans at September 30, 2011 and December 31, 2010, respectively. The loans being hedged are also recorded at fair value. The Company recorded interest expense on these loan swaps of $0.2 million and $0.4 million in each of the three and nine months ended September 30, 2011, respectively, and $0.1 million and $0.3 million in each of the three and nine months ended September 30, 2010, respectively.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below presents information regarding the individual loan swaps at September 30, 2011:
Individual Loan Swap Information

					Floating
Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer
Amount	Amount	Date	Rate	Rate	Spread
$2,670	$2,406	04/10/13	5.85%	USD-LIBOR-BBA	2.38%
1,800	430	04/09/13	5.80%	USD-LIBOR-BBA	2.33%
1,100	993	03/10/13	6.04%	USD-LIBOR-BBA	2.27%
3,775	3,512	02/15/13	5.90%	USD-LIBOR-BBA	2.20%
1,870	1,561	02/15/13	5.85%	USD-LIBOR-BBA	2.25%
2,555	2,555	10/10/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,541	04/27/17	5.25%	USD-LIBOR-BBA	2.73%

$17,365	$14,998

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

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2011 and December 31, 2010 are as follows:
Financial Instruments Carrying Amounts and Estimated Fair Values

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$56,568	$56,568	$65,378	$65,378
Investment securities	130,667	130,667	140,590	140,590
Loans held for sale	1,559	1,559	—	—
Loans, net of allowance	357,579	352,979	387,405	382,854
FHLB stock	1,866	1,866	1,757	1,757
Interest rate swap	—	—	459	459
Accrued interest receivable	1,441	1,441	1,640	1,640
Bank owned life insurance	8,052	8,052	—	—

Financial liabilities:
Deposits with no stated maturity	$162,907	$162,907	$107,999	$107,999
Deposits with stated maturities	212,085	212,878	299,821	300,393
Swap fair value hedge	738	738	569	569
Borrowings	27,978	27,382	27,769	26,913
Accrued interest payable	109	109	290	290

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
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
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
Derivative Instruments
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of September 30, 2011 and December 31, 2010, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Loans
Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value for identical collateral, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available for identical collateral or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price for the collateral, the Company records the impaired loan as nonrecurring Level 3.
At September 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.
Loans held for sale
Loans held for sale are adjusted to fair value upon transfer from the loan portfolio to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, management’s estimation of the value of the collateral or commitments on hand from investors within the secondary market for loans with similar characteristics. The fair value adjustments for loans held for sale are recorded as nonrecurring Level 2.
Other real estate owned
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value for identical collateral, the Company records the foreclosed asset as nonrecurring Level 3. When an appraised value is not available for identical collateral or management determines the fair value of the collateral is further impaired below the appraised value and there is not an observable market price for the collateral, the Company records the OREO as nonrecurring Level 3.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents, by level, the recorded amount of assets and liabilities at September 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:
Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

September 30, 2011
U.S. Government agencies	$—	$590	$—	$590
Residential mortgage-backed securities	—	58,256	—	58,256
Collateralized agency mortgage obligations	—	54,854	—	54,854
Municipal securities	—	16,567	—	16,567
Debt Securities	—	—	400	400
Loans held for sale	—	1,559	—	1,559
Fair value loans	—	13,181	—	13,181
Swap fair value hedge	—	(738)	—	(738)

December 31, 2010
U.S. Government agencies	$—	$13,160	$—	$13,160
Residential mortgage-backed securities	—	52,399	—	52,399
Collateralized agency mortgage obligations	—	58,719	—	58,719
Municipal securities	—	13,808	—	13,808
Debt Securities	—	—	350	350
Corporate and other Securities	—	2,154	—	2,154
Interest rate swap	—	459	—	459
Fair value loans	—	9,702	—	9,702
Swap fair value hedge	—	(569)		(569)
There were no transfers between valuation levels during the three or nine months ended September 30, 2011 or September 30, 2010.
The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2011 and September 30, 2010.
Level 3 Assets Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Debt Securities:
Balance, beginning of period	$400	$408	$350	$400
(Increase) decrease in unrealized loss	—	(13)	50	(5)

Balance, end of period	$400	$395	$400	$395

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets Recorded at Fair Value on a Nonrecurring Basis
Upon further review of the classification of assets recorded at fair value on a nonrecurring basis within the fair value hierarchy, the Company determined that OREO that was previously classified as Level 2 assets given that estimated fair value was based on current appraisals should be considered Level 3 assets rather than Level 2 assets. Therefore, $5.7 million in OREO has been reclassified from Level 2 to Level 3 as of September 30, 2011 and $1.2 million in OREO from Level 2 to Level 3 as of December 31, 2010. The table below presents, by level, the recorded amounts of assets at September 30, 2011 and December 31, 2010 measured at fair value on a nonrecurring basis:
Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

September 30, 2011
OREO	$—	$—	$5,691	$5,691
Impaired loans:
CRE — investor income producing	—	—	331	331
Acquisition, construction and development	—	—	848	848
Residential mortgage	—	—	393	393
Home equity lines of credit	—	—	427	427

December 31, 2010
OREO	$—	$—	$1,246	$1,246
Impaired loans:
Commercial and industrial	—	—	157	157
CRE — owner-occupied	—	—	581	581
CRE — investor income producing	—	—	842	842
Acquisition, construction and development	—	—	11,419	11,419
Home equity lines of credit	—	—	885	885
The carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the nine months ended September 30, 2011, OREO with a carrying value of $1.4 million was written down by $0.4 million to $1.0 million. There were no write downs of OREO during the nine months ended September 30, 2010.
There were no transfers between valuation levels for any accounts for the three and nine months ended September 30, 2011 and September 30, 2010. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

PARK STERLING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11 — Commitments and Contingencies
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At September 30, 2011, the Company had $31.8 million of loan commitments outstanding, $69.1 million of pre-approved but unused lines of credit and $3.7 million of standby letters of credit and financial guarantees. At December 31, 2010, the Company had $3.8 million of loan commitments outstanding, $69.6 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit and financial guarantees. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.
As of September 30, 2011 and December 31, 2010, the Company has a commitment to fund $0.6 million related to an agreement with the Small Business Investment Corporation.
Note 12 — Subsequent Event
Business Combinations
On November 1, 2011, the Company acquired 100% of the common stock outstanding of Community Capital. Community Capital, based in Greenwood, South Carolina, was the bank holding company of CapitalBank, which is located throughout the Upstate and central region of South Carolina.
Under the terms of the merger agreement, Community Capital shareholders could elect to receive either $3.30 in cash or 0.6667 of a share of Common Stock for each share of Community Capital they owned immediately prior to the merger, subject to the limitation that the total consideration would consist of 40.0% in cash and 60.0% in Common Stock. This share consideration resulted in the issuance of 4,024,269 shares of Common Stock. The final transaction value was $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011.
The Community Capital acquisition will be accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of Community Capital, as of November 1, 2011, will be recorded by the Company at their respective fair values and the excess of the merger consideration over the fair value of Community Capital’s net assets will be allocated to goodwill. The calculations to determine fair values were incomplete at the time of filing of this Current Report on Form 10-Q. Until the determination of the fair values is complete, it is impractical to include disclosures related to the fair value of the assets acquired and liabilities assumed as required by the accounting guidance.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. These forward-looking statements express management’s current expectations, plans or forecasts of future events, results and condition, including financial and other estimates and expectations regarding the proposed merger with Community Capital Corporation (“Community Capital”), the general business strategy of engaging in bank mergers, organic growth and anticipated asset size, additional branch openings, expansion of product capabilities, anticipated loan growth, refinement of the loan loss allowance methodology, recruiting of key leadership positions, decreases in construction and development loans and other changes in loan mix, changes in deposit mix, capital and liquidity levels, emerging regulatory expectations and measures, net interest income, credit trends and conditions, including loan losses, allowance, charge-offs, delinquency trends and nonperforming loan and asset levels, residential sales activity, valuation of the deferred tax asset and other similar matters. These statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the 2010 Form 10-K, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Community Capital merger within the expected time frame; increases in expected costs or difficulties related to integration of the Community Capital merger; inability to successfully open new branches or loan production offices, including the Company’s inability to attract and maintain customers; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the impact of deterioration of the United States credit standing; the effects of negative economic conditions, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of its allowance; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans or in the value of guarantor support for those loans, where applicable; deterioration in the value of securities held in its investment securities portfolio; failure of assumptions underlying the utilization of the Company’s deferred tax asset, legal and regulatory developments; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting and the impact on the Company’s financial statements; the Company’s ability to attract new employees; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.
Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition as of and results of operations of Park Sterling Corporation (“the Company”) during the three- and nine-month periods ended September 30, 2011. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes.
Executive Overview
The Company reported a $1.4 million loss, or $(0.05) per share, for the three months ended September 30, 2011, compared to a $3.1 million loss, or $(0.11) per share, for the three months ended June 30, 2011. Net interest income increased by $82,000, or 2%, from the prior quarter as a 9 basis point improvement in net interest margin, to 2.69%, more than offset a 2% decline in average interest-earning assets during the period. The provision for loan losses decreased from $3.2 million in the second quarter of 2011 to $568,000 in the third quarter of 2011 as a result of continuing improvement in asset quality and a decrease in total loans. Noninterest income more than doubled from $44,000 to $111,000, primarily as a result of earnings from the Company’s purchase of bank-owned life insurance during the third quarter of 2011. Noninterest expense decreased by $258,000, or 5%, from $5.5 million in the second quarter of 2011 to $5.2 million in the third quarter of 2011, as lower legal and professional fees, primarily associated with the Company’s merger with Community Capital, more than offset increases in personnel, occupancy and loan collection expenses.
Average interest-earning assets declined by $13.4 million, or 2%, from June 30, 2011 to September 30, 2011, driven by two ongoing management initiatives. First, the Company continued to allow lower-yielding cash and investments to contract to fund a managed run-off of brokered deposits and higher-priced time deposits. This action helped both to produce a more attractive deposit mix and to eliminate negative-carry, which, in turn, contributed to an improved net interest margin. Second, the Company continued to reduce its exposure to residential construction and development (“C&D”) loans, which contributed to an improvement in both loan mix and asset quality. Total C&D loans decreased to 15.3% of total loans at September 30, 2011, compared to 18.6% at June 30, 2011 and 27.4% at September 30, 2010. Commercial and industrial (“C&I”) loans and owner-occupied commercial real estate loans together increased 5% compared to the second quarter of 2011. C&I and owner-occupied loans represented 30.4% of total loans at September 30, 2011, compared to 28.1% at June 30, 2011 and 24.9% at September 30, 2011. Non-owner-occupied commercial real estate loans and 1-4 family loans remained fairly steady compared to the second quarter of 2011 at 29.5% and 5.4% of total loans, respectively. Home equity lines of credit (“HELOC”) increased slightly from 14.8% to 15.4% of total loans on a linked-quarter basis.
Asset quality continued to improve in the third quarter. Nonperforming loans, which include $2.0 million in successfully remediated troubled debt restructurings (“TDRs”), decreased 22%, to $21.4 million, or 5.84% of total loans, compared to $27.6 million, or 7.25% of total loans, as of June 30, 2011. Nonperforming assets, which included $1.6 million in loans held for sale, decreased 12%, to $28.7 million, or 4.93% of total assets, down from $32.6 million, or 5.34% of total assets, as of June 30, 2011. Net charge-offs decreased $1.7 million, or 46%, to $2.0 million, representing 2.19% of average loans on an annualized basis, compared to $3.7 million, or 3.87% of average loans (annualized) in the prior quarter. The allowance for loan losses was $9.8 million, or 2.68% of total loans, at September 30, 2011, a decrease from $11.3 million, or 2.96% of total loans, at June 30, 2011. This decrease in the allowance resulted both from positive credit quality trends in the loan portfolio and from the recognition of losses on previously identified impaired loans and a related reduction in specific reserves.
Total deposits decreased $28.9 million, or 7%, compared to the second quarter of 2011, but improved in mix. The decrease was primarily due to the previously mentioned managed contraction in brokered and higher-priced time deposits. This decrease was partially offset by continued growth in money market, NOW and savings deposits, which increased by 8% in the period, and demand deposits, which increased by 2%. Compared to the third quarter of 2010, total deposits decreased $42.4 million, or 10%, resulting from a 32% decrease in time deposits, offset by a 65% increase in money market, NOW and savings deposits, and a 41% increase in demand deposits. Core deposits, which exclude brokered deposits, as a percentage of total deposits were 77%, compared to 76% in the first quarter of 2011 and 72% in the third quarter of 2010.

Shareholders’ equity increased $1.0 million to $174.6 million compared to $173.6 million at June 30, 2011, as an increase in accumulated other comprehensive income offset the third quarter 2011 net loss of $1,376,000. Shareholders’ equity decreased $9.2 million compared to the third quarter of 2010 as a result of $11.9 million in accumulated net losses. Tangible common equity as a percentage of tangible assets remains strong, posting a slight increase to 29.98% from 28.43% at June 30, 2011 and from 29.06% at September 30, 2010. Tier 1 leverage ratio also remains strong at 27.13%, a slight increase from 27.07% at June 30, 2011.
Tangible common equity and tangible assets are non-GAAP financial measures. Management uses these measures and related ratios to evaluate to the adequacy of shareholders’ equity and to facilitate comparisons with peers. The following table provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures.
Reconciliation of Non-GAAP Financial Measures

	Three months ended
	September 30,	June 30,	September 30,
	2011	2011	2010
Tangible Assets (1)
Total Assets	$582,383	$610,668	$632,630
Less: Intangible assets	—	—	—

Tangible Assets	$582,383	$610,668	$632,630

Tangible Common Equity (2)
Total Common Equity	$174,617	$173,584	$183,847
Less: Intangible assets	—	—	—

Tangible Assets	$174,617	$173,584	$183,847

(1)	Tangible assets equals period end total assets less intangible assets.

(2)	Tangible common equity equals period end common shareholders’ equity less intangible assets.
Business Overview
The Company was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act. On January 1, 2011, the Company acquired all of the outstanding stock of the Bank in a statutory exchange transaction (the “Reorganization”). At September 30, 2011, the Company’s primary operations and business were that of owning the Bank, its sole subsidiary with its main office in Charlotte, North Carolina. On November 1, 2011, the Company completed its merger with Community Capital Corporation (“Community Capital”), pursuant to which CapitalBank, with its main office in Greenwood, South Carolina, became a wholly owned subsidiary of the Company (the “Merger”). The Company’s offices are located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204 and its phone number is (704) 716-2134.
The Bank was incorporated on September 8, 2006 as a North Carolina-chartered commercial bank and is a wholly owned subsidiary of the Company. The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina. The Bank opened a branch in Wilmington, North Carolina, in October 2007, in the SouthPark neighborhood of Charlotte in July 2008 and in Charleston, South Carolina in June 2011. Also in June 2011, the Company opened loan production offices in Raleigh, North Carolina and Greenville, South Carolina. In September 2011, the Bank received regulatory approval to open full service branches in Greenville, South Carolina and Raleigh, North Carolina. The Bank currently anticipates that it will open additional branch offices and/or loan production offices in its target markets in the future.
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

In August 2010, the Bank conducted an equity raise (the “Public Offering”), which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking to acquire regional and community banks in the Carolinas and Virginia. The Company intends to become a regional-sized multi-state banking franchise through acquisitions and organic growth, seeking to reach a consolidated asset size of between $8 billion and $10 billion over the next several years. The Company expects that typically it would fund any such acquisitions through a combination of the issuance of stock and cash as payment of the consideration in such acquisition. Depending on the timing and magnitude of any particular future acquisition, the Company anticipates that in the future it likely will seek additional equity capital or issue indebtedness at some point to fund its growth strategy, although it currently has no plans with respect to any such issuance. As part of its operations, the Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. As a general rule, the Company expects to publicly announce material transactions when a definitive agreement has been reached.
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
On November 1, 2011, Community Capital Corporation (“Community Capital”) was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of March 30, 2011. Under the terms of the merger agreement, Community Capital shareholders will receive either $3.30 in cash or 0.6667 of a share of the Company’s common stock, par value $1.00 (“Common Stock”) for each share of Community Capital common stock they owned immediately prior to the merger, subject to the limitation that the total consideration would consist of 40.0% in cash and 60.0% in Common Stock. The merger was structured to be tax-free to Community Capital shareholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was $28.8 million based on the $3.85 per share closing price of Common Stock on October 31, 2011.
In connection with the Merger, in November 2011, the board of directors of the Company was expanded to eight members and Patricia C. Hartung (formerly the Chairperson of the board of directors of Community Capital) was appointed as a director.
Market Area
The Bank provides banking services to small and mid-sized businesses, owner-occupied and income producing real estate owners, real estate developers and builders, professionals and consumers doing business or residing within its target markets. Through its branches, the Bank provides a wide range of banking products, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts, certificates of deposit, overdraft protection, safe deposit boxes and online banking. The Bank lending activities include a range of short to medium-term commercial, real estate, residential mortgage and home equity and personal loans. Its objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. The Bank strives to develop a personal relationship with its customers while at the same time offering traditional deposit and loan banking services.
The Bank’s primary market areas consists of the Charlotte and Wilmington, North Carolina metropolitan statistical areas (“MSAs”). The Bank also operates a branch office in Charleston, South Carolina and loan production offices in Raleigh, North Carolina and Greenville, South Carolina. Additional information regarding each of these locations is provided below.

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
Competition
The Company competes for deposits in its banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing U.S. government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Company competes with all other financial institutions, as well as consumer finance companies, mortgage companies and other. Commercial banking in its markets is extremely competitive.

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
Critical Accounting Policies and Estimates
In the preparation of its financial statements, the Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and in accordance with general practices within the banking industry. The Company’s significant accounting policies are described in Note B — Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the “2010 Audited Financial Statements”). While all of these policies are important to understanding the Company’s financial statements, certain accounting policies described below involve significant judgment and assumptions by management of the Company that have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The judgment and assumptions the Company uses are based on historical experience and other factors, which it believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions the Company makes, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of its assets and liabilities and its results of operations.
Allowance for Loan Losses. The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segment, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note D —Loans to the 2010 Audited Financial Statements.

Income Taxes. — Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of deferred tax assets (“DTAs”) and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, the Company records a DTA when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.
As of September 30, 2011 and December 31, 2010, the Company had a DTA in the amounts of approximately $10.8 million and $7.4 million, respectively. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined that it is more likely than not that it will be able to fully realize the existing DTA within approximately three years and therefore considers it appropriate not to establish a DTA valuation allowance at either September 30, 2011 or December 31, 2010.
Further information regarding the Company’s income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 6 —Income Taxes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Financial Condition at September 30, 2011 and December 31, 2010
Total assets declined by $33.7 million, or 5.5%, from $616.1 million at December 31, 2010 to $582.4 million at September 30, 2011. At September 30, 2011, interest-earning assets were $549.3 million, which included $367.4 million in gross loans, $130.7 million in investment securities available-for-sale, $36.3 million in interest-bearing deposits in other banks, $8.0 million of bank-owned life insurance, (comprised of $4.0 million of general account life insurance and $4.0 million of hybrid account life insurance), $5.3 million in overnight investments and $1.6 million in loans held for sale. Interest-earning assets at December 31, 2010 totaled $603.3 million and consisted of $399.8 million in gross loans, $140.6 million in investment securities available-for-sale, $57.9 million in overnight investments and $5.0 million in interest-bearing deposits in other banks.
Shareholders’ equity equaled $174.6 million at September 30, 2011 compared to $177.1 million at December 31, 2010. This decrease of $2.5 million was a result of the year-to-date loss of $7.4 million, offset by a $3.5 million increase, net of taxes, in accumulated other comprehensive income relating to unrealized gains on investments available-for-sale and swaps and $1.4 million of additional paid in capital relating to the share-based compensation expense.
The following table reflects selected ratios for the Company for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010:
Selected Ratios

	Nine months ended
	September 30,		For the year
	(annualized and unaudited)		ended December 31,
	2011	2010	2010*
Return on Average Assets	-1.60%	-0.88%	-2.81%

Return on Average Equity	-5.61%	-6.39%	-9.75%

Period End Equity to Total Assets	29.98%	29.06%	28.75%

*	Derived from audited financial statements.
Investments and Other Interest-earning Assets
The Company’s investment portfolio consists of U.S. government agency securities, residential mortgage-backed securities, municipal securities and other debt instruments. All of the residential mortgage-backed securities held by the Company are backed by an agency of the U.S. government. All of the Company’s investment securities are categorized as available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Investment securities were $130.7 million at September 30, 2011. This was a $9.9 million decrease from the $140.6 million balance at December 31, 2010 and is a result of the net maturities and sales of $16.0 million of securities available for sale and a $6.1 million improvement in the fair market value of the portfolio.
At the end of the third quarter of 2011, the Company’s portfolio had a net unrealized gain of $4.1 million compared to a $2.0 million net unrealized loss at December 31, 2010. The Company had no securities with an unrealized loss deemed to be other than temporary at September 30, 2011 or December 31, 2010.
At September 30, 2011, the Company had $5.3 million in Federal funds sold, and $36.3 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $57.9 million in Federal funds and $5.0 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2010.
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
The Company’s loan underwriting policy contains loan-to-value (“LTV’) limits that are at or below levels required under regulatory guidance, when such guidance is available, including limitations for non-real estate collateral, such as accounts receivable, inventory and marketable securities. When applicable, the Company compares LTV with loan-to-cost guidelines and ultimately limits loan amounts to the lower of the two ratios. The Company also considers FICO scores and strives to uphold a high standard when extending loans to individuals. LTV limits have been selectively reduced in response to the recent economic cycle. In particular, loans collateralized with 1-4 family properties have seen a reduction in their maximum LTV. The Company has not underwritten any subprime, hybrid, no-documentation or low-documentation products.
All acquisition, construction and development loans, commercial and consumer, are subject to the Company’s policy, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time a construction and development loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Project status is reported to senior management on an ongoing basis via the Company’s monthly C&D and watch meetings. Reports generated regarding acquisition, construction and development loans include status of the project, summary of customer correspondence, site visit update when performed, review of risk grade and impairment analysis, if applicable. As of September 30, 2011, approximately 43% of the Company’s acquisition, construction and development loan portfolio, commercial and consumer, falls under the watch list.
The Company’s second mortgage exposure is primarily attributable to its HELOC portfolio, which totals approximately $57 million as of September 30, 2011, of which approximately 60% is secured by second mortgages and approximately 40% is secured by first mortgages. For HELOCs in North Carolina, which comprise the majority of the portfolio, the Company records a “Request for Copy of Notice of Sale” with the county in which the property is located. All loans are assigned an internal risk grade by the loan officer and monitored by the credit administration function in the same fashion as commercial loans. Aside from loan committee, loan review and watch list meetings, loans are also monitored for delinquency through bi-weekly past due meetings. As of September 30, 2011, there were no accruing delinquent HELOCs in the Company’s portfolio.
At September 30, 2011, total loans were $367.7 million compared to $399.9 million at December 31, 2010. This decrease included a $40.6 million reduction in the construction and development portfolio, consistent with the Company’s general intention and actions over the past year to reduce residential construction and development exposure in its portfolio.

The following table presents a summary of the loan portfolio at September 30, 2011 and at December 31, 2010, 2009, 2008, 2007 and 2006 (dollars in thousands).
Summary of Loans By Segment and Class

	September 30,		December 31,
	2011	%	2010	%	2009	%	2008	%	2007	%	2006*	%
Commercial:
Commercial and industrial	$44,939	12%	$48,401	12%	$41,980	11%	$37,266	10%	$23,011	10%	$5,044	12%
Commercial real estate - owner occupied	66,979	18%	55,089	14%	50,693	13%	29,734	8%	7,181	3%	48	0%
Commercial real estate - investor income producing	108,558	30%	110,407	28%	112,508	28%	90,172	24%	55,759	25%	11,403	27%
Acquisition, construction and development	51,522	14%	87,846	22%	100,668	25%	123,759	33%	88,666	39%	17,887	42%
Other commercial	7,763	2%	3,225	1%	1,115	0%	257	0%	6,189	3%	—	0%

Total commercial loans	279,761	76%	304,968	77%	306,964	77%	281,188	75%	180,806	80%	34,382	81%

Consumer:
Residential mortgage	19,816	5%	21,716	5%	20,577	5%	13,916	4%	2,490	1%	522	1%
Home equity lines of credit	56,787	16%	56,968	14%	52,026	13%	48,625	13%	25,829	11%	6,800	16%
Residential construction	4,787	1%	9,051	2%	11,639	3%	19,873	6%	9,816	4%	575	1%
Other loans to individuals	6,530	2%	7,245	2%	6,471	2%	7,888	2%	7,809	4%	392	1%

Total consumer loans	87,920	24%	94,980	23%	90,713	23%	90,302	25%	45,944	20%	8,289	19%

Total loans	367,681	100%	399,948	100%	397,677	100%	371,490	100%	226,750	100%	42,671	100%

Deferred fees	(269)	0%	(119)	0%	(113)	0%	(218)	0%	(209)	0%	(24)	0%

Total loans, net of deferred fees	$367,412	100%	$399,829	100%	$397,564	100%	$371,272	100%	$226,541	100%	$42,647	100%

*	Park Sterling Bank commenced operations on October 25, 2006.
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
The Company’s loan loss allowance methodology consists of a comprehensive qualitative component, which evaluates six environmental factors, including portfolio trends, portfolio concentrations, general economic and market trends, changes in lending practices, regulatory environment and other factors. Further details about this component of the Company’s loan loss allowance are outlined below. These factors are intended to help management recognize expected losses that may not be identified through the quantitative analysis of the Company’s historical loss experience. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This discounted cash flow analysis is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for the risk inherent in the Company’s loan portfolio. The determination of the allowance for loan losses involves a high degree of judgment and complexity.
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
2) Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. Given the limited operating history of the Company, this component of the allowance for loan losses is currently based on the historical loss experience of comparable institutions. This comparable institution loss experience was obtained by surveying peer group institutions, which include North Carolina-based community banks that management believes originate similar types of loans to those originated by the Company, as supplemented by discussions with peers and industry professionals. The estimated historical loss rates are grouped into loans with similar risk characteristics by utilizing the Company’s internal risk grades applied on a consistent basis across all loan types. Management is in the process of collecting and evaluating internal loan loss data for the purpose of validating and/or modifying the current quantitative reserve calculation and expects to have completed and implemented revised methodology by the end of 2011.

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
Before 2010, the Company did not include qualitative factors in its allowance model. During the first quarter of 2010, the Company introduced its first qualitative factor by including an estimate of $477,792, reflecting management’s judgment that, given the uncertain economic outlook, historical peer group data did not appropriately recognize loss content in the portfolio, despite an improvement in net charge-offs from the previous quarter. This estimate for environmental factors was reduced to $100,000 in the second quarter of 2010, reflecting management’s assessment that asset quality had stabilized, given two quarters of improvement in net charge-offs, and that the general economic outlook was expected to stabilize or improve over the second half of 2010.
During the third quarter of 2010, the Company introduced refinements to the qualitative components of its allowance model. The aggregate qualitative factor, which was previously $100,000, was increased to 0.475% of nonimpaired loans, or $1.8 million. The following is a breakdown of the ranking of each factor and its contribution to the aggregate qualitative component of the allowance:
•	Portfolio Trends — High (0.100%, or $0.4 million).
•	Portfolio Concentrations — High (0.100%, or $0.4 million).
•	Economic and Market Trends — High (0.100%, or $0.4 million).
•	Changes in Lending Practices — Low (0.025%, or $0.1 million).
•	Regulatory Environment — High (0.075%, or $0.3 million).
•	Other Factors — Moderate (0.075%, or $0.3 million).

During the fourth quarter of 2010, management increased the aggregate estimate for environmental factors to 0.525% of nonimpaired loans, or $1.9 million. This change was driven by a 0.050% increase in the Portfolio Trends factor from a rating of High (0.100%) to a rating of Very High (0.150%). This increase reflected a rise in classified loans from 7.09% to 11.56% of total loans and a concurrent five-fold increase in nonperforming loans to 10.23% of total loans following a detailed portfolio review of all loans except the Company’s HELOC exposures. Uncertainty around the HELOC exposures was the key driver for increasing the Portfolio Trend qualitative factor. All other factors remained unchanged from the prior period. There were no further changes in the Company’s environmental factors during the first nine months of 2011.
Qualitative reserves represented 0.500% of outstanding performing loans as of September 30, 2011, accounting for $1.7 million, or 18%, of the Company’s allowance for loan losses. There was no provision expense related to this component of allowance for the first nine months of 2011 given that outstanding performing loans declined during the period. Qualitative reserves represented 0.525% of outstanding performing loans as of December 31, 2010, accounting for $1.9 million, or 15%, of the Company’s allowance for loan losses.
The Company’s policy regarding past due loans normally requires a loan be placed on nonaccrual status when there is probable loss or when there is a reasonable doubt that all principal will be collected, or when it is over 90 days past due. Charge-off to the allowance for loan losses may ensue following timely collection efforts and a thorough review of payment sources. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally secured by collateral, which is considered in the determination of the allowance for loan losses, through the impaired loan process.
The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance for loan losses as a percentage of total loans decreased to 2.68% at September 30, 2011 from 3.31% at September 30, 2010. The decrease in the allowance is a result of both improvement in portfolio trends and the recognition of loss on loans. The allowance for loan losses as a percentage of total loans decreased from 3.11% at December 31, 2010, due to improvement in portfolio trends and the recognition of loss on loans. The Company had net charge-offs of $10.9 million in the first nine months of 2011 compared to $1.1 million in the same period of 2010 and $12.0 million for the year ended December 31, 2010.
While management believes that it uses the best information available to determine the allowance for loan losses, and that its allowance for loan losses is maintained at a level appropriate in light of the risk inherent in the Company’s loan portfolio based on an assessment of various factors affecting the loan portfolio, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. The allowance for loan losses to total loans may increase if the Company’s loan portfolio deteriorates due to economic conditions or other factors.

The following table presents a summary of changes in the allowance for loan losses and includes information regarding charge-offs, and selected coverage ratios for the nine-month period ended September 30, 2011 and the years ended December 31, 2010, 2009, 2008, 2007 and 2006 (dollars in thousands):
Allowance for Loan Losses

	September 30,	December 31,
	2011	2010	2009	2008	2007	2006*
Balance, beginning of period	$12,424	$7,402	$5,568	$3,398	$640	$—
Provision for loan losses	8,275	17,005	3,272	2,544	2,758	640

Charge-offs:
Commercial:
Commercial and industrial	$(724)	$(1,338)	$(8)	$—	$—	$—
Commercial real estate — owner-occupied	(194)	(105)	—	—	—	—
Commercial real estate — investor income producing	(87)	(840)	—	—	—	—
Acquisition, construction and development	(6,760)	(7,752)	(631)	(374)	—	—
Other commercial	(2,129)	—	—	—	—	—
Consumer:
Residential mortgage	(571)	(154)	(720)	—	—	—
Home equity lines of credit	(1,102)	(1,496)	(33)	—	—	—
Residential construction	(222)	(347)	—	—	—	—
Other loans to individuals	—	(10)	(46)	—	—	—

Total Charge-offs	(11,789)	(12,042)	(1,438)	(374)	—	—

Recoveries:
Commercial:
Commercial and industrial	$240	$2	$—	$—	$—	$—
Commercial real estate — owner-occupied	3	16	—	—	—	—
Commercial real estate — investor income producing	178	1	—	—	—	—
Acquisition, construction and development	474	35	—	—	—	—
Other commercial	—	—	—	—	—	—
Consumer:
Residential mortgage	5	4	—	—	—	—
Home equity lines of credit	4	1	—	—	—	—
Residential construction	—	—	—	—	—	—
Other loans to individuals	19	—	—	—	—	—

Total Recoveries	923	59	—	—	—	—

Net charge-offs	(10,866)	(11,983)	(1,438)	(374)	—	—

Balance, end of period	$9,833	$12,424	$7,402	$5,568	$3,398	$640

Net charge-offs to total loans	3.94%	3.00%	0.36%	0.10%	0.00%	0.00%

Allowance for loan losses to total loans	2.68%	3.11%	1.86%	1.50%	1.50%	1.50%

*	Park Sterling Bank commenced operations on October 25, 2006

Allocation of the Allowance for Loan Losses

	September 30,		December 31,
	2011	%	2010	%	2009	%	2008	%	2007	%	2006	%
Commercial:
Commercial and industrial	$687	12%	$896	12%	$529	11%	$—	10%	$—	10%	$—	12%
Commercial real estate — owner-occupied	1,453	18%	1,061	14%	627	13%	—	8%	—	3%	—	0%
Commercial real estate — investor income producing	2,572	30%	2,105	28%	1,496	28%	—	24%	—	25%	—	27%
Acquisition, construction and development	1,314	14%	4,695	22%	3,149	25%	—	33%	—	39%	—	42%
Other commercial	87	2%	408	1%	—	0%	—	0%	—	3%	—	0%

Consumer:
Residential mortgage	327	5%	320	5%	547	5%	—	4%	—	1%	—	1%
Home equity lines of credit	1,477	16%	871	14%	835	13%	—	13%	—	11%	—	16%
Residential construction	90	1%	98	2%	144	3%	—	6%	—	4%	—	1%
Other loans to individuals	86	2%	86	2%	75	2%	—	2%	—	4%	—	1%
Unallocated	1,740	0%	1,884	0%	—	0%	5,568	0%	3,398	0%	640	0%

	$9,833	100%	$12,424	100%	$7,402	100%	$5,568	100%	$3,398	100%	$640	100%

*	Park Sterling Bank commenced operations on October 25, 2006
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
All loans graded 6 or worse are included on the Company’s list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the loan and risk committee of the board of directors on a monthly basis. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem in the future. Due to unfavorable economic conditions, the Company currently includes a special review of all grade 5 loans greater than $250,000 in its watch list committee. Impairment analysis has been performed on all loans graded “substandard” (risk grade of 7 or worse) and selected other loans as deemed appropriate. At September 30, 2011, the Company maintained “watch loans” totaling $77.9 million, including $24.3 million of grade 5 loans, compared to $102.9 million at December 31, 2010, including $33.6 million of grade 5 loans. Currently all loans on the Company’s watch list carry a risk grade of 5 or worse. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served. It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal will be collected.

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
With respect to nonaccruing commercial and consumer acquisition, construction and development loans, the Company typically utilizes an “as-is,” or “discounted,” value to determine an appropriate fair value. When appraising projects with an expected cash flow to be received over a period of time, such as acquisition and development/land development loans, fair value is determined using a discounted cash flow methodology. When appropriate, the Company also requests that the appraiser include a three- or six-month liquidation value in order to examine quick sale scenario proceeds. The Company also accounts for expected selling cost when determining an appropriate property value.
Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $20.7 million, or 49.1%, to $21.4 million, or 5.84% of total loans at September 30, 2011, compared to $42.1 million, or 10.53%, of total loans at December 31, 2010. Nonperforming assets, which consist of nonperforming loans, OREO and loans held for sale decreased $14.7 million, or 33.9%, to $28.7 million at September 30, 2011 from $43.4 million at December 31, 2010. There were no loans past due 90 days or more and still accruing interest at September 30, 2011 or December 31, 2010.
Nonaccrual loans were $19.4 million at September 30, 2011, a decrease of $21.5 million, or 52.6%, from nonaccrual loans of $40.9 million at December 31, 2010. These nonaccrual loans consisted primarily of loans involving commercial and consumer acquisition, construction and development activity, which totaled $16.5 million, or 84.6%, of total nonaccrual loans at September 30, 2011 compared to $35.0 million, or 85.5%, of total nonaccrual loans at December 31, 2010. Nonaccruing TDRs are included in the nonaccrual loan amounts noted. At September 30, 2011, nonaccruing TDR loans were $8.0 million and had no recorded allowance. At December 31, 2010, nonaccruing TDR loans were $24.9 million and had a recorded allowance of $2.4 million. Accruing TDRs totaled $2.0 million at September 30, 2011, and $1.2 million at December 31, 2010.
Prior to being discontinued in the second half of 2010, the Company’s underwriting policy permitted interest reserves to be partially or fully funded by loan proceeds as a means to support acquisition, construction and development loans. As of September 30, 2011, there were no acquisition, construction and development loans kept current with bank-funded reserves.
At September 30, 2011, OREO totaled $5.7 million all of which is recorded at values based on the Company’s most recent appraisals. At December 31, 2010, OREO was $1.2 million. All OREO properties have been written down to their respective fair values.

The following table summarizes nonperforming assets at September 30, 2011 and December 31, 2010, 2009, 2008, 2007 and 2006 (dollars in thousands):
Nonperforming Assets

	September 30,	December 31,
	2011	2010	2009	2008	2007	2006*

Nonaccrual loans	$19,448	$40,911	$2,688	$—	$—	$—
Past due 90 days or more and accruing	—	—	—	—	—	—
Troubled debt restructuring	2,001	1,198	—	—	—	—

Total nonperforming loans	21,449	42,109	2,688	—	—	—
Other real estate owned	5,691	1,246	1,550	1,431	—	—
Loans held for sale	1,559	—	—	—	—	—

Total nonperforming assets	$28,699	$43,355	$4,238	$1,431	$—	$—

Nonperforming loans to total loans	5.84%	10.53%	0.68%	0.00%	0.00%	0.00%

Nonperforming assets to total assets	4.93%	7.04%	0.89%	0.33%	0.00%	0.00%

Allowance for loan losses to nonperforming assets	34.26%	28.66%	175.00%	389.00%	0.00%	0.00%

*	Park Sterling Bank commenced operations on October 25, 2006
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
Total deposits decreased by $32.8 million, or 8.0%, from December 31, 2010 to September 30, 2011. Core deposits (excluding brokered time deposits) decreased $12.5 million, or 4.1%, while brokered time deposits decreased by $20.3 million, or 19.2%. The decrease in core deposits resulted from a shift in pricing to reduce interest expense.
Borrowed funds totaled $28.0 million at September 30, 2011, compared to $27.8 million at December 31, 2010.

Results of Operations
The following table summarizes components of income and expense and the changes in those components for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):
Condensed Consolidated Statements of Loss

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	Change		2011	2010	Change
	(Unaudited)		$	%	(Unaudited)		$	%

Gross interest income	$5,211	$5,559	$(348)	-6.3%	$16,224	$16,848	$(624)	-3.7%
Gross interest expense	1,357	1,929	(572)	-29.7%	4,642	5,711	(1,069)	-18.7%

Net interest income	3,854	3,630	224	6.2%	11,582	11,137	445	4.0%

Provision for loan losses	568	6,143	(5,575)	-90.8%	8,275	8,768	(493)	-5.6%

Noninterest income	111	26	85	326.9%	227	88	139	158.0%
Noninterest expense	5,216	2,990	2,226	74.4%	14,924	7,510	7,414	98.7%

Net loss before taxes	(1,819)	(5,477)	3,658	-66.8%	(11,390)	(5,053)	(6,337)	125.4%

Income tax benefit	(443)	(1,809)	1,366	-75.5%	(4,013)	(1,714)	(2,299)	134.1%

Net loss	$(1,376)	$(3,668)	$2,292	-62.5%	$(7,377)	$(3,339)	$(4,038)	120.9%

Net Income (Loss). The net loss for the three months ended September 30, 2011 was $1.4 million compared to net loss of $3.7 million for the same period in 2010. This decrease in net loss of $2.3 million resulted primarily from a $5.6 million decrease in provision for loan losses partially offset by an increase in noninterest expense of $2.2 million and a decrease in tax benefit of $1.4 million. The net loss for the nine months ended September 30, 2011 was $7.4 million compared to net loss of $3.3 million for the same period in 2010. This increase of $4.1 million resulted primarily from a $7.4 million increase in noninterest expense offset by a $2.2 million increase in tax benefits.
Annualized return on average assets decreased during the nine-month period ended September 30, 2011 to (1.60)% from (.88)% for the same period in 2010. Annualized return on average equity increased from (6.39)% for the nine-month period ended September 30, 2010 to (5.61)% for the same period in 2011.
Net Interest Income. The Company’s largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management’s responses to changes in interest rates through asset/liability management. Net interest income increased modestly to $3.9 million for the three-month periods ended September 30, 2011 from $3.6 million for the same period in 2010. During the nine-month period ended September 30, 2011, net interest income was $11.6 million as compared to $11.1 million for the same period in 2010, an increase of $0.5 million, or 4.0%.
Total average interest-earning assets increased by $29.0 million, or 5.4%, to $568.7 million for the three months ended September 30, 2011 from $539.7 million for the same period in the previous year. The Company experienced significant movement in average balances of interest-earning assets. Average Federal funds sold decreased by $33.9 million driven by lower of levels of deposits. Average loans declined by $32.5 million, a function of maturities, normal amortization and charge-offs, net of production. The declines were offset by $69.9 million increase in investment securities due to the investment of the net proceeds from the Public Offering and a $25.5 million increase in interest-earning balance at banks in preparation for cash needs related to the Community Capital merger.

Average balances of total interest-bearing liabilities decreased by $24.8 million in the third quarter of 2011, with average total interest-bearing deposit balances decreasing by $24.6 million, or 6.5%, to $354.9 million from $379.5 million for the same period in 2010. Average brokered deposits declined by $31.1 million from the previous year as management reduced the Company’s wholesale funding. This decline in brokered deposits was partially offset by an increase in other average deposits of $19.8 million in the third quarter of 2011 as compared to the same period in 2010. This increase in other average deposits included an increase in average noninterest-bearing deposits of $13.3 million, or 43.1%, to $44.1 million at September 30, 2011 and an increase in average savings and money market deposits of $54.9 million, or 105.4%, to $107.1 million at September 30, 2011.
The Company’s net interest margin increased from 2.67% in the three-month period ended September 30, 2010 to 2.69% in the same period in 2011 as a result of lower yields on interest-bearing liabilities declining more than lower yields on interest-earning assets. Interest paid on funding sources for the three months ended September 30, 2011 totaled $1.4 million, reflecting a 1.40% cost of interest-bearing liabilities. For the same period in 2010, interest of $1.9 million was paid at a cost of interest-bearing liabilities of 1.88%.
Total average interest-earning assets increased by $94.3 million, or 19.4%, to $580.4 million for the nine months ended September 30, 2011 from $486.1 million for the same period in the previous year. The Company experienced growth in the average balances of interest-earning assets, specifically investment securities available-for-sale and Federal funds sold due to the investment of the net proceeds from the Public Offering. The average balance of investment securities available-for-sale increased by $84.8 million along with a $14.1 million increase in the average balance of Federal funds sold.
Average balances of total interest-bearing liabilities decreased for the nine months ended September 30, 2011, with average total interest-bearing deposit balances decreasing by $6.8 million, or 1.8%, to $365.1 million in 2011 from $371.9 million for the same period in 2010. Average brokered deposits declined by $31.8 million from the previous year as management reduced the Company’s wholesale funding. This decline in brokered deposits was more than offset by an increase in other average deposits of $36.7 million in the first nine months of 2011 as compared to the same period in 2010. This increase in other average deposits includes an increase in average noninterest-bearing deposits of $11.8 million, or 41.1%, to $40.3 million at September 30, 2011 and an increase in average savings and money market deposits of $44.9 million, or 97.5%, to $90.9 million at September 30, 2011.
The Company’s net interest margin decreased from 3.06% in the nine-month period ended September 30, 2010 to 2.67% in the same period in 2011 as a result of lower yields on investments and the loss of income on nonaccrual loans. Interest paid on funding sources for the nine months ended September 30, 2011 totaled $4.6 million, reflecting a 1.58% cost of interest-bearing liabilities. For the same period in 2010, interest of $5.7 million was paid at a cost of interest-bearing liabilities of 1.89%.

The following tables summarize net interest income and average yields and rates paid for the periods indicated (dollars in thousands):
Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)	$367,096	$4,283	4.63%	$399,580	$4,963	4.93%
Federal funds sold	36,505	22	0.24%	70,388	42	0.24%
Taxable investment securities	118,445	681	2.30%	50,216	370	2.95%
Tax-exempt investment securities	16,201	181	4.47%	14,570	161	4.42%
Other interest-earning assets	30,496	44	0.57%	4,971	23	1.84%

Total interest-earning assets	568,743	5,211	3.64%	539,725	5,559	4.09%

Allowance for loan losses	(10,698)			(9,061)
Cash and due from banks	14,315			8,061
Premises and equipment	5,087			4,596
Other assets	29,607			12,339

Total assets	$607,054			$555,660

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$12,770	$3	0.09%	$9,695	$3	0.12%
Savings and money market	107,069	155	0.57%	52,138	101	0.77%
Time deposits — core	141,154	487	1.37%	192,666	909	1.87%
Time deposits — brokered	93,906	381	1.61%	125,007	581	1.84%

Total interest-bearing deposits	354,899	1,026	1.15%	379,506	1,594	1.67%
Federal Home Loan Bank advances	20,000	140	2.78%	20,000	144	2.86%
Other borrowings	8,418	191	9.00%	8,490	191	8.93%

Total borrowed funds	28,418	331	4.62%	28,490	335	4.67%

Total interest-bearing liabilities	383,317	1,357	1.40%	407,996	1,929	1.88%

Net interest rate spread		3,854	2.23%		3,630	2.21%

Noninterest-bearing demand deposits	44,130			30,833
Other liabilities	5,210			2,168
Shareholders’ equity	174,397			114,663

Total liabilities and shareholders’ equity	$607,054			$555,660

Net interest margin			2.69%			2.67%

(1)	Average loan balances include nonaccrual loans.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)	$383,242	$13,491	4.71%	$398,381	$15,275	5.13%
Federal funds sold	48,555	85	0.23%	34,358	60	0.23%
Taxable investment securities	119,084	2,046	2.29%	35,664	981	3.67%
Tax-exempt investment securities	15,634	533	4.55%	14,304	481	4.48%
Other interest-earning assets	13,877	69	0.66%	3,431	51	1.99%

Total interest-earning assets	580,392	16,224	3.74%	486,138	16,848	4.63%

Allowance for loan losses	(11,569)			(8,408)
Cash and due from banks	17,424			7,915
Premises and equipment	4,757			4,619
Other assets	22,674			12,847

Total assets	$613,678			$503,111

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$11,737	$11	0.13%	$9,440	$6	0.08%
Savings and money market	90,918	464	0.68%	46,039	270	0.78%
Time deposits — core	164,059	1,870	1.52%	186,272	2,718	1.95%
Time deposits — brokered	98,356	1,304	1.77%	130,114	1,716	1.76%

Total interest-bearing deposits	365,070	3,649	1.34%	371,865	4,710	1.69%
Federal Home Loan Bank advances	20,000	422	2.82%	22,820	423	2.48%
Other borrowings	8,276	571	9.22%	8,747	578	8.83%

Total borrowed funds	28,276	993	4.70%	31,567	1,001	4.24%

Total interest-bearing liabilities	393,346	4,642	1.58%	403,432	5,711	1.89%

Net interest rate spread		11,582	2.16%		11,137	2.74%

Noninterest-bearing demand deposits	40,322			28,571
Other liabilities	4,527			1,475
Shareholders’ equity	175,483			69,633

Total liabilities and shareholders’ equity	$613,678			$503,111

Net interest margin			2.67%			3.06%

(1)	Average loan balances include nonaccrual loans.

Provision for Loan Losses. The Company’s provision for loan losses decreased $5.6 million, or 90.7%, to $0.6 million during the three months ended September 30, 2011, from $6.1 million during the corresponding period in 2010 and $0.5 million, or 5.6%, to $8.3 million during the nine months ended September 30, 2011, from $8.7 million during the corresponding period in 2010. The decrease in the provision is a result of a reduction in outstanding loans and improvement in the quality of the Company’s loans. The Company had $2.0 million in net charge-offs during the three months ended September 30, 2011 compared to $0.5 million during the corresponding period in 2010. Year-to-date net charge-offs were $10.9 million compared to $1.1 million during the first nine months of 2010.
The ratio of the allowance for loan losses to total loans was 2.68% and 3.11% at September 30, 2011 and December 31, 2010, respectively. Management periodically evaluates its credit policies and procedures to confirm that they effectively manage risk and facilitate appropriate internal controls.
Noninterest Income. Noninterest income has not historically been a major component of the Company’s earnings, being primarily comprised of service charges and gains on sales of securities. During the third quarter, the Company purchased $8 million of bank-owned life insurance to offset the costs of employer provided benefit plans. Noninterest income increased from $26 thousand for the three months ended September 30, 2010 to $111 thousand for the same period in 2011. The growth in non-interest income was primarily related to the increase in the cash surrender value of bank-owned life insurance of $52 thousand and a $25 thousand annual dividend on the Company’s SBIC investment.
Noninterest income increased from $88 thousand for the nine months ended September 30, 2010 to $227 thousand for the same period in 2011. The growth in non-interest income was primarily related to the increase in the cash surrender value of bank-owned life insurance of $52 thousand for the nine months ended September 30, 2011.
Noninterest Expense. The level of noninterest expense substantially affects the Company’s profitability. Total noninterest expense was $5.2 million for the three months ended September 30, 2011 compared to $3.0 million for the same period in 2010. The increase of $2.2 million, or 74.4%, included an increase in salaries and benefits in the amount of $1.3 million as a result of an increase in full time equivalent employees (“FTEs”), reflecting the Company’s change in strategy and expansion into de novo markets. FTEs increased from 82 at June 30, 2011 to 83 at September 30, 2011, compared to an increase of 5 from 49 at June 30, 2010 to 54 at September 30, 2011. The increase in noninterest expense also included a $0.6 million increase in legal and professional fees of which approximately $0.5 million was merger-related.
Total noninterest expense was $14.9 million for the nine months ended September 30, 2011 compared to $7.5 million for the same period in 2010. The increase of $7.4 million, or 98.7%, included an increase in salaries and benefits in the amount of $4.2 million as a result of an increase in FTEs, reflecting the Company’s change in strategy and expansion into de novo markets. FTEs increased from 62 at December 31, 2010 to 83 September 30, 2011, compared to an increase of 11 from 43 at December 31, 2009 to 54 at September 30, 2010. Legal and professional fees also increased by $2.0 million primarily as a result of the Company becoming a public entity. Approximately $1.2 million of these fees was merger-related.

The following table presents components of noninterest expense for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):
Noninterest Expense

	Three months ended				Nine months ended
	September 30,				September 30,
	2011	2010	Change		2011	2010	Change
	(Unaudited)		$	%	(Unaudited)		$	%

Salaries and employee benefits	$3,051	$1,777	$1,274	71.7%	$8,533	$4,328	$4,205	97.2%
Occupancy and equipment	369	236	133	56.4%	926	666	260	39.0%
Advertising and promotion	115	84	31	36.9%	240	237	3	1.3%
Legal and professional fees	721	78	643	824.4%	2,233	237	1,996	842.2%
Deposit charges and FDIC insurance	134	184	(50)	-27.2%	617	543	74	13.6%
Data processing and outside service fees	142	109	33	30.3%	393	302	91	30.1%
Director fees	45	164	(119)	-72.6%	131	211	(80)	-37.9%
Net cost of operation of other real estate	101	120	(19)	-15.8%	429	395	34	8.6%
Loan and collection expense	180	82	98	119.5%	375	161	214	132.9%
Shareholder reporting expense	36	8	28	350.0%	194	24	170	708.3%
Other noninterest expense	322	148	174	117.6%	853	406	447	110.1%

Total noninterest expense	$5,216	$2,990	$2,226	74.4%	$14,924	$7,510	$7,414	98.7%

Income Taxes. The Company generates significant amounts of non-taxable income from tax-exempt investment securities. Accordingly, the level of such income in relation to income before taxes significantly affects the Company’s effective tax rate. For the three months ended September 30, 2011, the Company recognized an income tax benefit of $0.4 million compared to a benefit of $1.8 million for the same period in 2010. For the nine months ended September 30, 2011, the Company recognized an income tax benefit of $4.0 million compared to a benefit of $1.7 million for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was 35.22% compared to 33.92% for the same period in 2010.
Liquidity and Capital Resources
Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. Management strives to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window, and through an investment portfolio. In addition, the Company occasionally has short-term investments at its primary correspondent bank in the form of Federal funds sold. Liquidity is governed by an asset/liability policy approved by the board of directors and administered by an internal Senior Management Risk Committee (the “Committee”). The Committee reports on a monthly basis asset/liability related matters to the Loan and Risk Committee of the board of directors.

The Company’s internal liquidity ratio was 49.7% at September 30, 2011 compared to 50.5% at December 31, 2010. In addition, at September 30, 2011, the Company had an additional $36.5 million of credit available from the FHLB, $23.9 million from the Federal Reserve Discount Window and available lines of credit totaling $70.0 million from correspondent banks.
At September 30, 2011, the Company had $31.8 million of loan commitments outstanding, $69.1 million of pre-approved but unused lines of credit and $3.7 million of standby letters of credit and financial guarantees. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity. At December 31, 2010, the Company had $3.8 million of loan commitments outstanding, $69.6 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit and financial guarantees.
The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. Shareholders’ equity on September 30, 2011 was $174.6 million compared to the December 31, 2010 balance of $177.1 million. In August 2010, the Company completed its Public Offering of 23,100,000 shares of common stock at an initial purchase price of $6.50 per share for an aggregate offering price of approximately $150.2 million. As a result of the offering, the Company received net proceeds of approximately $140.2 million, after $9.0 million in underwriting fees, including the $3.0 million in contingent fees (described in Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), and approximately $0.9 million in related expenses. Remaining proceeds have been invested in accordance with the Company’s investment policies.
Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatory convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At September 30, 2011, the Company and the Bank satisfied the respective minimum regulatory capital requirements, and were “well capitalized” within the meaning of Federal regulatory requirements. The Company’s risk-weighted assets at September 30, 2011 and December 31, 2010 were $428.6 million and $431.3 million, respectively. Actual capital levels and minimum levels at September 30, 2011 and December 31, 2010 were (dollars in thousands):
Capital Ratios

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Park Sterling Corporation
September 30, 2011
Total Risk-Based Capital Ratio	$174,273	40.66%	$34,288	8.00%	$42,860	10.00%

Tier 1 Capital Ratio	161,965	37.79%	17,144	4.00%	25,716	6.00%

Tier 1 Leverage Ratio	161,965	27.13%	23,876	4.00%	29,846	5.00%

December 31, 2010*
Total Risk-Based Capital Ratio	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%

Tier 1 Capital Ratio	173,395	40.20%	17,017	4.00%	25,525	6.00%

Tier 1 Leverage Ratio	173,395	27.39%	22,227	4.00%	27,784	5.00%

Park Sterling Bank
September 30, 2011
Total Risk-Based Capital Ratio	$98,855	23.80%	$33,225	8.00%	$41,532	10.00%

Tier 1 Capital Ratio	86,711	20.88%	16,613	4.00%	24,919	6.00%

Tier 1 Leverage Ratio	86,711	16.67%	20,812	4.00%	26,015	5.00%

December 31, 2010
Total Risk-Based Capital Ratio	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%

Tier 1 Capital Ratio	173,395	40.20%	17,017	4.00%	25,525	6.00%

Tier 1 Leverage Ratio	173,395	27.39%	22,227	4.00%	27,784	5.00%

*	The consolidated capital ratios presented herein, as of December 31, 2010, are those of the Bank, prior to the effectiveness of the Reorganization on January 1, 2011.
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
Information about the Company’s off-balance sheet risk exposure is presented in Note K of the 2010 Audited Financial Statements. As part of ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPEs”), which are generally established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2011, the Company was not involved in any unconsolidated SPE transactions.

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
The Company’s current guidelines for risk management call for preventive measures if a 300 basis point shock or immediate increase or decrease in short term rates over the next 12 months would affect net interest income over the same period by more than 30.0%. The Company currently operates well within these guidelines. As of September 30, 2011, based on the results of the simulation model, the Company could expect net interest income to decrease by approximately 2.7% over 12 months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. If short-term interest rates increased by 300 basis points, net interest income could be expected to increase by approximately 6.3% over 12 months. At December 31, 2010, the simulation model results showed that the Company could expect net interest income to decrease by approximately 4.8% over 12 months if short-term interest rates decreased by 300 basis points, and if short-term interest rates increased by 300 basis points, net interest income could be expected to increase by approximately 6.6% over 12 months.

The Company uses multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. In May 2011, the Company’s interest rate swap that was accounted for as a cash flow hedge terminated. The swap had a notional amount of $40.0 million that was purchased on May 16, 2008 to protect the Company from falling rates. The Company received 6.22% fixed for a period of three years, and paid prime rate for the same period, currently at 3.25%. As a result of the termination, there was no income recorded in the three months ended September 30, 2011. During the three months ended September 2010, the Company recorded $0.5 million of income from this instrument. During the nine months ended September 30, 2011 and 2010, the Company recorded $0.3 million and $0.9 million of income, respectively, from this instrument.
The Company has entered into seven loan swaps, including one forward-starting swap, accounted for as fair value hedges. The fair value mark on the forward-starting swap will be offset when the associated loan closes and is marked to fair value in the fourth quarter of 2011. The total original notional amount of these swaps was $17.4 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(0.7) million at September 30, 2011. The Company recorded interest expense on these loan swaps of $0.2 million and $0.4 million in each of the three and nine months ended September 30, 2011, and $0.1 million and $0.3 million in each of the three and nine months ended September 30, 2010.
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
For fair value hedges, ASC Topic 815 requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value. The calculation of dollar offset is the change in clean fair value of hedging derivative, divided by the change in fair value of the hedged exposure attributable to changes in the LIBOR curve. To the extent that the cumulative change in fair value of the hedging derivative offsets from 80% to 125% of the cumulative change in fair value of the hedged exposure, the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings.
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
See Note L of the 2010 Audited Financial Statements and Note 9 of the Company’s unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for further discussion of the Company’s derivative financial instruments and hedging activities.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of the Company’s interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At September 30, 2011, the Company’s cumulative one-year gap was a positive, or asset sensitive, $121.8 million, or 20.9% of total assets. The Company’s cumulative one-year gap at December 31, 2010 was $42.9 million, or 7.0%, of total assets.
The following table reflects the Company’s rate sensitive assets and liabilities by maturity as of September 30, 2011 (dollars in thousands). Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
	Months	One Year	Years	Five Years	Total

At September 30, 2011:
Interest-earning assets:
Interest-bearing deposits	$36,311	$—	$—	$—	$36,311
Federal funds sold	5,295	—	—	—	5,295
Securities	6,185	17,280	60,117	47,085	130,667
Loan held for sale	—	—	—	1,559	1,559
Loans	207,724	53,348	105,766	574	367,412
Bank owned life insurance	8,052	—	—	—	8,052

Total interest-earning assets	263,567	70,628	165,883	49,218	549,296

Interest-bearing liabilities:
Demand deposits	3,106	—	7,100	5,328	15,534
MMDA and savings	104,483	—	—	—	104,483
Time deposits	29,516	91,046	91,523	—	212,085
Short term borrowings	1,083	—	—	—	1,083
Long term borrowings	—	—	20,000	6,895	26,895

Total interest-bearing liabilities	138,188	91,046	118,623	12,223	360,080

Derivatives	16,834	—	(13,238)	(3,596)	—

Interest sensitivity gap	$142,213	$(20,418)	$34,022	$33,399	$189,216
Cummulative interest sensitivity gap	$142,213	$121,795	$155,817	$189,216

Percentage of total assets		20.89%

At December 31, 2010:
Interest-earning assets:
Interest bearing deposits	$5,040	$—	$—	$—	$5,040
Federal funds sold	57,905	—	—	—	57,905
Securities	—	—	12,590	128,000	140,590
Loans	245,364	16,532	133,416	4,517	399,829
Other interest-earning assets	—	—	—	2,275	2,275

Total interest-earning assets	308,309	16,532	146,006	134,792	605,639

Interest-bearing liabilities:
Demand deposits	9,372	—	—	—	9,372
MMDA and savings	62,293	—	—	—	62,293
Time deposits	74,505	145,549	79,767	—	299,821
Short term borrowings	874	—	—	—	874
Long term borrowings	—	—	20,000	6,895	26,895

Total interest-bearing liabilities	147,044	145,549	99,767	6,895	399,255

Derivatives	(29,316)	40,000	(7,036)	(3,648)	—

Interest sensitivity gap	$131,949	$(89,017)	$39,203	$124,249	$206,384
Cummulative interest sensitivity gap	$131,949	$42,932	$82,135	$206,384

Percentage of total assets		6.97%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, the Company may be a party to various legal proceedings from time to time. There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.

Item 1A	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2011, the Company did not have any unregistered sales of equity securities or repurchases of its common stock.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements*

*	The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION
Date: November 14, 2011	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: November 14, 2011	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements*

*	The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934