Form 10-K
period 2011-12-31
Park Sterling Corp
filed 2012-03-14
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

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
___________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

As of June 30, 2011 the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $133,391,000 (based on the closing price of $4.96 per share on June 30, 2011). For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares of common stock of the registrant outstanding as of March 5, 2012 was 32,643,627.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders scheduled to be held on May 30, 2012 are incorporated by reference into Part III, Items 10-14.

PARK STERLING CORPORATION

EXPLANATORY NOTE

On January 1, 2011, Park Sterling Corporation (the “Company”) acquired all of the outstanding stock of Park Sterling Bank (the “Bank”) in a statutory reorganization effected under North Carolina law (the “Reorganization”). As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became shareholders of the Company. Prior to January 1, 2011, the Bank’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, filed quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). As of January 1, 2011, pursuant to Rule 12g-3 under the Exchange Act, the Company became the successor registrant to the Bank, the Company’s Common Stock was deemed to be registered under Section 12(b) of the Exchange Act, and the Company became subject to the information requirements of the Exchange Act and files reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, the consolidated financial statements, discussions of those financials statements, market data and all other information presented herein with respect to periods before January 1, 2011 are those of the Bank.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K, including information incorporated by reference in this document, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements made herein represent the Company’s current expectations, plans or forecasts of future events, results and condition, including financial and other estimates and expectations regarding the merger with Community Capital Corporation, the general business strategy of engaging in bank mergers, organic growth and anticipated asset size, additional branch and office openings, opportunities in new market areas, expansion of product capabilities, anticipated loan growth, refinement of the loan loss allowance methodology, recruiting of and retaining key leadership positions, decreases in construction and development loans and other changes in loan mix, changes in deposit mix, capital and liquidity levels, the resumption of interest payments on trust preferred and related securities, emerging regulatory expectations and measures, net interest income, noninterest income, noninterest expense, credit trends and conditions, including loan losses, allowance, charge-offs, delinquency trends and nonperforming loan and asset levels, residential sales activity, valuation of the deferred tax asset, estimates or assumptions regarding purchased credit-impaired loans, interest rate sensitivity, and other similar matters. These statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including Item 1A. “Risk Factors” in this report and  in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Community Capital merger within the expected time frame; increases in expected costs or difficulties related to integration of the Community Capital merger; inability to successfully open new branches or loan production offices, including the Company’s inability to attract and maintain customers; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to realize the benefits, and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the impact of deterioration of the United States credit standing; the effects of negative economic conditions, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of our allowance; deterioration in the credit quality of our loan portfolios or in the value of the collateral securing those loans or in the value of guarantor support for those loans, where applicable; deterioration in the value of securities held in the Company's investment securities portfolio; failure of assumptions underlying the utilization of the Company’s deferred tax asset; legal and regulatory developments; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; the Company’s ability to attract and retain new employees; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, fiduciary risk and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 1.   Business

General

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). At December 31, 2011, the Company’s primary operations and business were that of owning the Bank, its sole subsidiary with its main office in Charlotte, North Carolina. The Company’s main office is located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204 and its phone number is (704) 716-2134.

The Bank was incorporated on September 8, 2006 as a North Carolina-chartered commercial nonmember bank and is a wholly owned subsidiary of the Company. The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina. In August 2010, the Bank conducted an equity offering (the “Public Offering”), which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia.

On January 1, 2011, the Company acquired all of the outstanding Common Stock of the Bank in a statutory exchange transaction effected under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated October 22, 2010.  This agreement and the Reorganization were approved by the Bank’s stockholders at a special meeting of the Bank’s stockholders held on November 23, 2010.  Pursuant to the Reorganization, shares of the Bank’s common stock were exchanged for shares of the Company’s Common Stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became shareholders of the Company. Prior to January 1, 2011, the Company conducted no operations other than applying for regulatory approval of the Reorganization.

On November 1, 2011, the Company completed its acquisition of Community Capital Corporation (“Community Capital”), the bank holding company for CapitalBank, a South Carolina state-chartered Federal Reserve member bank with its main office in Greenwood, South Carolina, pursuant to which Community Capital merged with and into the Company with the Company as the surviving legal entity. The aggregate merger consideration consisted of 4,024,269 shares of the Company’s Common Stock and approximately $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Company’s Common Stock on October 31, 2011. As a result of the merger, CapitalBank, which operated 18 branches in the Upstate and Midlands areas of South Carolina, became a wholly owned subsidiary of the Company. On December 1, 2011, CapitalBank merged with and into the Bank, with the Bank as the surviving legal entity.  Community Capital contributed approximately $612.5 million in total assets, $388.4 million in total loans (including loans held for sale), $4.5 million in goodwill and intangibles, and $467.0 million in total deposits to the Company, after acquisition accounting fair market value adjustments.

The Company intends to become a regional-sized multi-state banking franchise through acquisitions and organic growth over the next several years. The Company expects that typically it would fund any such acquisitions through a combination of the issuance of stock and cash as payment of the consideration in such acquisition. Depending on the timing and magnitude of any particular future acquisition, the Company anticipates that in the future it likely will seek additional equity capital or issue indebtedness at some point to fund its growth strategy, although it currently has no plans with respect to any such issuance. As part of its operations, the Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. As a general rule, the Company expects to publicly announce material transactions when a definitive agreement has been reached.

Board Composition and Management

As part of the Bank’s change in strategy, immediately following the Public Offering, the Bank reduced the size of its board of directors from thirteen members to six members, maintaining two of the sitting directors, Larry W. Carroll and Thomas B. Henson, and adding four new directors, Walter C. Ayers, Leslie M. (Bud) Baker, Jr., James C. Cherry and Jeffrey S. Kane. Mr. Baker was named Chairman of the board of directors upon becoming a member.  In March 2011, the board of directors of the Company, which mirrors that of the Bank, approved expanding its membership to seven and appointed Jean E. Davis as a director. In November 2011, in connection with the Community Capital merger, the boards of directors of the Company and the Bank were expanded to eight members and Patricia C. Hartung (formerly the Chairperson of the board of directors of Community Capital) was appointed as a director.

The Bank also reorganized its management team following the Public Offering.  The new executive management team includes James C. Cherry, who became the Chief Executive Officer; Bryan F. Kennedy, III, who was the President and Chief Executive Officer and remains the President; David L. Gaines, who became the Chief Financial Officer; and Nancy J. Foster, who became the Chief Risk Officer.

Market Area

Our primary market areas are Charlotte, Wilmington and Raleigh, North Carolina, and Charleston and the Upstate and Midlands areas of South Carolina. We currently operate in North Carolina through two full-service branches in Mecklenburg County; one full-service branch in New Hanover County; and one full-service branch in Wake County.  We currently operate in South Carolina through two full-service branches and one drive-through facility in Abbeville County; four full-service branches in Anderson County; one full-service branch in Charleston County; three full-service branches in Greenwood County; one full-service branch in Laurens County; two full-service branches in Newberry County; one full-service branch in Pickens County; one full-service branch in Saluda County; one full-service branch in Spartanburg County; and one loan production office in Greenville County, for which regulatory approval has been received, and we intend to open as a full-service branch in 2012.

Through our branches and offices, we provide banking services to small and mid-sized businesses, owner-occupied and income-producing real estate owners, institutions, and professionals and consumers doing business or residing within our target markets. We provide a wide range of banking products, including personal, business and non-profit checking accounts, IOLTA accounts, individual retirement accounts, business and personal money market accounts, certificates of deposit, overdraft protection, safe deposit boxes and online banking. Our lending activities include a range of short-to medium-term commercial, real estate, residential mortgage and home equity and consumer loans, as well as long-term residential mortgages.  Our wealth management activities include investment management, custody services and brokerage services.  Our cash management activities include remote deposit capture, sweep accounts, ACH and wire payments. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. We strive to develop a personal relationship with our customers so that we are positioned to anticipate and address their financial needs.

Due to the diverse economic base of the markets in which we operate, we believe we are not dependent on any one or a few customers or types of commerce whose loss would have a material adverse effect on us.

Competition

Commercial banking and other financial activities in all of our market areas are highly competitive, and there are numerous branches of national, regional and local institutions in each of these markets. We compete for deposits in our banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing United States government securities, and all other organizations and institutions engaged in money market transactions. In our lending activities, we compete with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. In our wealth management activities, we compete with commercial and investment banking firms, investment advisory firms and brokerage firms.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our competitors have greater resources, broader geographic markets and higher lending limits than we do, and they can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than we can. To counter these competitive disadvantages, we depend on our reputation as a community bank in our local markets, our direct customer contact, our ability to make credit and other business decisions locally, our wide range of banking products and our personalized service.

In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, commercial banks operating in our market areas may be required to compete not only with other North Carolina and South Carolina-based financial institutions, but also with out-of-state financial institutions which may acquire North Carolina or South Carolina institutions, establish or acquire branch offices in North Carolina or South Carolina, or otherwise offer financial services across state lines, thereby adding to the competitive atmosphere of the industry in general.

Employees

As of March 5, 2012, we employed 270 people and had 263 full time equivalent employees. Each of these individuals is an employee of the Bank. There are no employees at the bank holding company level. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.

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

Financial Reform Legislation. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. The following items provide brief descriptions of certain provisions of the Dodd-Frank Act.

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

The Bureau of Consumer Financial Protection. The Dodd-Frank Act created the Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve System. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Bureau will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets will be subject to rules promulgated by the Bureau, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits,  revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated, increased the minimum designated reserve ratio of the DIF (subsequently set at 2% by the FDIC) from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminated payment of dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also permits depository institutions to now pay interest on demand deposits.

Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

Transactions with Insiders. Insider transaction limitations were expanded through strengthening restrictions on loans to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions were also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Enhanced Lending Limits. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to one borrower. Historically, banking law has limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Electronic Fund Transfer Act. The Dodd-Frank Act requires that the amount of any interchange fee charged for electronic debit transactions by debit card issuers having assets over $10 billion must be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board adopted final rules effective October 1, 2011 which limit the maximum permissible interchange fees that such issuers can receive for an electronic debit transaction. Although the restrictions on interchange fees do not apply to institutions with less than $10 billion in assets, the price controls could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

Corporate Governance. The Dodd-Frank Act addressed many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act, among other things: (i) granted shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (ii) enhanced independence requirements for compensation committee members; (iii) required companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (iv) provided the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements called for in the Dodd-Frank Act continue to be implemented, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

The Bank is a North Carolina-chartered commercial nonmember bank subject to regulation, supervision and examination by its chartering regulator, the North Carolina Commissioner of Banks (the “NC Commissioner”), and by the FDIC, as deposit insurer and primary federal regulator. As an insured depository institution, numerous federal and state laws, as well as regulations promulgated by the FDIC and the NC Commissioner, govern many aspects of the Bank’s operations. The NC Commissioner and the FDIC regulate and monitor compliance with these state and federal laws and regulations, as well as the Bank’s operations and activities including, but not limited to, loan and lease loss reserves, lending and mortgage operations, interest rates paid on deposits and received on loans, the payment of dividends to the Company, and the establishment of branches. The Bank is a member of the Federal Home Loan Bank of Atlanta, which is one of the 12 regional banks comprising the Federal Home Loan Bank (“FHLB”) system.

In addition to state and federal banking laws, regulations and regulatory agencies, the Company and the Bank are subject to various other laws, regulations and supervision and examination by other regulatory agencies, including with respect to the Company the SEC and the NASDAQ Global Market (“NASDAQ”).

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

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”) amended a number of federal banking laws affecting the Company and the Bank. In particular, the Gramm-Leach-Bliley Act permits a bank holding company to elect to become a “financial holding company,” provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. The Company remains a bank holding company, but may at some time in the future elect to become a financial holding company. If the Company were to do so, the Bank would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”), which is discussed below.

Interstate Banking and Branching.  Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of those acquisitions under state law, subject to certain exceptions. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, unless a state determined to “opt out” of coverage under this provision. Furthermore, the Interstate Banking and Branching Act provided that a bank may open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. North Carolina opted in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank could establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks to establish de novo branches in that state under substantially the same terms as allowed in North Carolina. Virginia also amended its laws to provide for de novo branching of out-of-state banks in Virginia on a reciprocal basis. South Carolina law was amended to permit interstate branching through acquisitions but not de novo branching by an out-of-state bank.

The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as North Carolina, South Carolina and Virginia. This law effectively permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The guidance, which covers senior executives and other employees who have the ability to expose an institution to material amounts of risk (either individually or as part of a group), is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The applicable federal regulator will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations,” based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. These supervisory findings will be included in reports of examination and will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. The applicable federal regulator can take enforcement action against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Capital Adequacy Guidelines. The various federal bank regulators, including the Federal Reserve Board and the FDIC, have adopted substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations, including bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum prescribed levels, whether because of its financial condition or actual or anticipated growth. The risk-based guidelines define a three-tier capital framework. Tier 1 capital is defined to include the sum of common shareholders’ equity, qualifying  noncumulative perpetual preferred stock (including any related surplus), a limited amount of trust preferred securities and qualifying minority interests in consolidated subsidiaries, minus goodwill, other intangible assets (other than certain servicing assets), certain credit-enhancing interest-only strips, deferred tax assets in excess of certain thresholds and certain other items. Tier 2 capital includes qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses. Tier 3 capital includes primarily qualifying unsecured subordinated debt. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries is equal to qualifying total capital. Under the risk-based guidelines, the Company and the Bank are required to maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and a minimum ratio of Total Capital to risk-weighted assets of 8%.

The Dodd-Frank Act includes certain provisions concerning the capital regulations of U.S. banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under these provisions, trust preferred securities issued before May 19, 2010 by a bank holding company with total consolidated assets of less than $15 billion and treated as regulatory capital, such as those acquired by us in our merger with Community Capital, are grandfathered, but any such securities issued later are not eligible for treatment as regulatory capital.

Each of the federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, also has established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. All other institutions must maintain a minimum leverage capital ratio of not less than 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. As a condition of its non-objection to our notice filed under the Change in Bank Control Act in connection with the Bank’s Public Offering, the FDIC has required that the Bank maintain a minimum leverage capital ratio of not less than 10% for three years following the completion of the Public Offering.

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

Under these guidelines, the Bank was considered “well capitalized” as of December 31, 2011.

Deposit Insurance and Assessments. The Bank’s deposits are insured by the DIF as administered by the FDIC, up to the applicable limits set by law, and are subject to the deposit insurance premium assessments of the DIF.  The DIF imposes a risk-based deposit insurance premium system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a small banking institution (an institution with assets of less than $10 billion), the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act amended the manner in which deposit insurance assessments are calculated. As opposed to a percentage of total deposits, the Dodd-Frank Act provides that assessments will be calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. In June 2009, the FDIC levied a special assessment on all insured depository institutions, and in November 2009, the FDIC adopted a ruling requiring all insured depository institutions to prepay three years worth of premiums to replenish the DIF. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

On January 12, 2010, the FDIC’s board of directors approved an Advance Notice of Proposed Rulemaking, or ANPR, titled “Incorporating Executive Compensation Criteria into the Risk Assessment System.” The ANPR requests comment on ways in which the FDIC can amend its risk-based deposit insurance assessment system to account for risks posed by certain employee compensation programs. The FDIC’s goals include providing an incentive for insured depository institutions to adopt compensation programs that align employee interest with the long-term interests of the institution and its stakeholders, including the FDIC. In order to accomplish this goal, the FDIC would adjust assessment rates in a manner commensurate with the risks presented by an institution’s compensation program. Examples of compensation program features that meet the FDIC’s goals include: (i) providing significant portions of performance-based compensation in the form of restricted, non-discounted company stock to those employees whose activities present a significant risk to the institution; (ii) vesting significant awards of company stock over multiple years and subject to some form of claw-back mechanism to account for the outcome of risks assumed in earlier periods; and (iii) administering the program through a board committee composed of independent directors with input from independent compensation professionals.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve Board.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  We are not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Dividends and Repurchase Limitations. The payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law. In addition, as a bank holding company, the Company must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its consolidated net worth during any twelve-month period unless the Company (i) both before and after the repurchase satisfies capital requirements for "well capitalized" bank holding companies; (ii) is well managed; and (iii) is not the subject of any unresolved supervisory issues.

The Company is a legal entity separate and apart from the Bank. The primary source of funds for distributions paid by the Company, as well as funds used to pay principal and interest on the Company’s indebtedness, is dividends from the Bank, and the Bank is subject to laws and regulations that limit the amount of dividends it can pay. North Carolina law provides that, subject to certain capital requirements, the Bank generally may declare a dividend out of undivided profits as the board of directors deems expedient.

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

Community Reinvestment Act. Under the CRA, any insured depository institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA neither establishes specific lending requirements or programs for institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain bank applications, including applications for additional branches and acquisitions. Failure to adequately meet the credit needs of the community it serves could impose additional requirements or limitations on a bank or delay action on an application to the FDIC. The Bank received a “satisfactory” rating in its most recent CRA examination, dated August 22, 2011.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank’s board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.

Anti-Money Laundering. Financial institutions must maintain anti-money-laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Bank holding companies and banks are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money-laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, which was enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease-and-desist orders and money penalty sanctions against institutions found to be violating these obligations.

Bank Secrecy Act. We are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act (the “BSA”). The BSA gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The BSA takes measures intended to encourage information sharing among institutions, bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on a broad range of financial institutions, including the Company. The following obligations are among those imposed by the BSA:

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

CRE and C&D Concentration Guidance. In 2006 and again in 2008, federal banking agencies, including the FDIC, issued guidance designed to emphasize risk management for institutions with significant commercial real estate (“CRE”) and construction and development (“C&D”) loan concentrations. The guidance reinforces and enhances the FDIC’s existing regulations and guidelines for real estate lending and loan portfolio management and emphasizes the importance of strong capital and loan loss allowance levels and robust credit risk-management practices for institutions with significant CRE and C&D exposure. While the defined thresholds past which a bank is deemed to have a concentration in CRE loans prompt enhanced risk management protocols, the guidance does not establish specific lending limits. Rather, the guidance seeks to promote sound risk management practices that will enable banks to continue to pursue CRE and C&D lending in a safe and sound manner. In addition, a bank should perform periodic market analyses for the various property types and geographic markets represented in its portfolio and perform portfolio level stress tests or sensitivity analyses to quantify the impact of changing economic conditions on asset quality, earnings and capital.

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

Anti-Tying Restrictions. Under amendments to the BHC Act and Federal Reserve Board regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property or services from or to the bank, its bank holding company or any subsidiary of the bank holding company or (ii) the customer may not obtain some other credit, property or services from a competitor of the bank, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) new certification responsibilities for the Chief Executive Officer and the Chief Financial Officer with respect to the Company’s financial statements; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the federal securities laws.

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

Our growth strategy contemplates the future expansion of our business and operations both organically and by acquisitions such as through the establishment or acquisition of banks and banking offices in our market areas and other markets in the Carolinas and Virginia. Implementing these aspects of our growth strategy depends, in part, on our ability to successfully identify acquisition opportunities and strategic partners that will complement our operating philosophy and to successfully integrate their operations with ours, as well as generate loans and deposits of acceptable risk and expense. To successfully acquire or establish banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, we may not be able to identify suitable opportunities for further growth and expansion or, if we do, we may not be able to successfully integrate these new operations into our business.

As consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We will compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

We can offer no assurance that we will have opportunities to acquire other financial institutions or acquire or establish any new branches or loan production offices, or that we will be able to negotiate, finance and complete any opportunities available to us.

If we are unable to effectively implement our growth strategies, our business, results of operations and stock price may be materially and adversely affected.

Future expansion involves risks.

The acquisition by us of other financial institutions or parts of those institutions, or the establishment of de novo branch offices and loan production offices, involves a number of risks, including the risk that:

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

•
our announcement of another transaction prior to completion of a merger could result in a delay in obtaining regulatory or shareholder approval for a merger, which could have the effect of limiting our ability to fully realize the expected financial benefits from the transaction;

•	we may not be able to obtain regulatory approval for an acquisition;

•	we may enter new markets where we lack local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

•	we may introduce new products and services we are not equipped to manage or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

•	we may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which results in adverse short-term effects on our results of operations;

•
we may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, financial condition and stock price; or

•	we may lose key employees and customers.

We cannot assure you that we will be able to successfully integrate any banking offices that we acquire into our operations or retain the customers of those offices. If any of these risks occur in connection with our expansion efforts, it may have a material and adverse effect on our results of operations and financial condition.

It may be difficult to integrate the business of Community Capital and we may fail to realize all of the anticipated benefits of the acquisition of Community Capital.

If our costs to integrate the business of Community Capital into our existing operations are greater than anticipated or we are not able to achieve the anticipated benefits of the merger, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, loss of customers, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. Integration efforts also may divert management attention and resources.

We may incur losses on loans, securities and other acquired assets of Community Capital that are materially greater than reflected in our preliminary fair value adjustments.

We accounted for the Community Capital merger under the acquisition method of accounting, recording the acquired assets and liabilities of Community Capital at fair value based on preliminary acquisition accounting adjustments. Under acquisition accounting, we have until one year after the merger date to finalize the fair value adjustments, meaning we may adjust the preliminary fair value estimates of Community Capital’s assets and liabilities based on new or updated information that provided a better estimate of the fair value at merger date.

We recorded at fair value all purchased credit-impaired ("PCI") loans acquired in the merger based on the present value of their expected cash flows. We estimated cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-merger carrying value of PCI loans and their expected cash flows – the “nonaccretable difference” – is available to absorb future charge-offs, we may be required to increase our allowance for loan losses and related provision expense because of subsequent additional credit deterioration in these loans.

For more information see, “Critical Accounting Policies and Estimates – Purchased Credit-Impaired Loans” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

We may not be able to maintain and manage our organic growth, which may adversely affect our results of operations and financial condition.

We have grown rapidly since we commenced operations in October 2006, and our modified business strategy contemplates continued growth, both organically and through acquisitions. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits or in introducing new products and services at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our historical or modified organic growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

New bank office facilities and other facilities may not be profitable.

We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up new bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase our noninterest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches or loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If we are not able to do so, our earnings and stock price may be negatively impacted.

Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition.

In connection with any acquisitions, as required by U.S. generally accepted accounting principles (“GAAP”), we will record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions may result in us recording intangible assets, including deposit intangibles and goodwill. We will perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two-step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance, may significantly affect the fair value of any goodwill and may trigger impairment losses, which could be materially adverse to our results of operations, financial condition and stock price.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

Our growth strategy contemplates that we will expand our business and operations to other markets in the Carolinas and Virginia. We intend to primarily target market areas that we believe possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which we may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, results of operations and stock price.

We may need additional access to capital, which we may be unable to obtain on attractive terms or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price negatively affected.

Risks Associated With Our Business

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

Although we remain well capitalized and have not suffered from liquidity issues, we are operating in an economic environment that remains challenging and uncertain. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers and guarantors as a result of the uncertain economic environment, including continued high levels of unemployment, could have an adverse affect on our borrowers and guarantors, or their clients, which could adversely affect our financial condition, results of operations and stock price. In addition, an extended deterioration in local economic conditions in our markets and target markets could drive losses beyond those that are or will be provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming loans and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position;

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power; and

•	decreases in our ability to raise additional capital on terms acceptable to us, or at all.

Until conditions improve, we expect our business, financial condition and results of operations to continue to be challenged, which could negatively impact our stock price.

Our estimated allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. At December 31, 2011, our allowance for loan losses totaled approximately $10.2 million, which represented 1.34% of total loans and 45.5% of total nonperforming loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, we may be required to increase the allowance due to the conditions of loans acquired as result of the merger with Community Capital. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. The risks inherent in our loan portfolio have been exacerbated by the negative developments in the financial markets and the economy in general, and additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. Our allowance for loan losses decreased as a percentage of total loans throughout 2011 as our asset quality continued to improve and as acquired loans, including associated acquisition accounting fair market value adjustments, were added to the portfolio in the fourth quarter. However, no assurance can be given that the allowance will be adequate to cover loan losses inherent in our loan portfolio, and we may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future. Any increase in our allowance for loan losses would have an adverse effect on our results of operations and financial condition, which could impact our stock price.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2011, our nonperforming assets totaled approximately $38.2 million, or 3.44% of total assets. Our nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or other real estate owned (“OREO”). We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well write-downs from time to time, as appropriate, of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings may be adversely affected, which could impact our stock price.

Our concentration in loans secured by real estate, particularly commercial real estate and construction and development, may increase our loan losses.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market areas. Consequently, declines in economic conditions in these market areas may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

At December 31, 2011, approximately 87% of our loans had real estate as a primary or secondary component of collateral and includes a significant portion of loans secured by commercial real estate and construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Over the past several years, real estate values in our market areas have declined and may continue to decline. Continued declines in real estate values expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans, particularly when there is a downturn in the business cycle. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions and a downturn in the local economy or in occupancy rates in the local economy where the property is located, each of which could increase the likelihood of default on the loan. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our results of operations and financial condition, which could negatively affect our stock price.

Banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on our results of operations, which in turn could negatively affect our stock price.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, which could adversely impact our results of operations and stock price.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: general or local economic conditions; environmental cleanup liability; neighborhood values; interest rates; real estate tax rates; operating expenses of the mortgaged properties; supply of and demand for rental units or properties; ability to obtain and maintain adequate occupancy of the properties; zoning laws; governmental rules, regulations and fiscal policies; and acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating income-producing real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

We maintain a number of large lending relationships, any of which could have a material adverse effect on our results of operations if our borrowers were not to perform according to the terms of these loans.

Our ten largest lending relationships (including aggregate exposure to guarantors) at December 31, 2011, range from $6.1 million to $8.2 million and averaged $7.2 million. None of these lending relationships was included in nonperforming loans at December 31, 2011. The deterioration of one or more additional large relationship loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our reliance on time deposits, including out-of-market and brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our results of operations.

We rely on deposits for funds to make loans and provide for our other liquidity needs. Our loan demand has exceeded the rate at which we have been able to build core deposits. As a result, our sources of funds include time deposits, including brokered certificates of deposit. Such deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to replace these deposits as they mature would adversely affect our liquidity. Additionally, we are regulated by the FDIC, which requires us to maintain certain capital levels to be considered well capitalized. If we fail to maintain these capital levels, we would lose our ability to obtain funding through brokered deposits, absent receipt of a waiver from the FDIC. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and results of operations.

Negative developments in the financial industry and the increased level of recent bank failures may lead to regulatory changes that may adversely affect our operations and results.

Negative developments in the credit markets and in the general economy in recent years have resulted in uncertainty in the financial markets in general with the expectation of the current economic downturn continuing through at least 2012. The competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years, and the high rate at which banks have been placed in federal receivership since 2008 is unprecedented. As a result, there is a potential for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

The FDIC deposit insurance assessments that we are required to pay may increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessments are required to maintain the level of the FDIC deposit insurance reserve ratio. The recent failures of many financial institutions have significantly increased the loss provisions of the DIF, resulting in a decline in the reserve ratio.

Pursuant to the Dodd-Frank Act, the minimum reserve ratio (previously 1.15% of insured deposits) must increase to a minimum of 1.35% of insured deposits (or the comparable percentage of the applicable assessment base) by 2020, with certain exceptions for small banks (those institutions with less than $10 billion in assets). In December 2010, the FDIC adopted a final rule setting the reserve ratio at 2.00%.

The FDIC also can, subject to certain limitations, change the assessment rates of insured institutions in order to maintain a strong funding position and restore the reserve ratio. In the second quarter of 2009, the FDIC levied a special assessment on insured depository institutions equal to 0.05% of the institution’s total assets less Tier 1 capital. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the DIF on December 31, 2009.

The Dodd-Frank Act and FDIC rules adopted thereunder changed the formula for calculating deposit insurance assessments. Effective April 1, 2011, assessments are calculated as a percentage of average total assets less average tangible equity during the assessment period, rather than as a percentage of total deposits, as previously provided. Furthermore, also effective April 1, 2011, the FDIC has changed the initial and total base assessment rates applicable to all insured depository institutions. In addition, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of insured institutions to the institution’s employee compensation programs. The exact requirements of such a rule are not yet known, but such a rule could increase the amount of premiums we must pay for FDIC insurance.

During the years ended December 31, 2011, 2010 and 2009, we incurred approximately $616 thousand, $648 thousand and $900 thousand, respectively, in deposit insurance expense. Due to the recent changes in the deposit base and in the assessment rates, as well as our growth strategy, we may be required to pay additional amounts to the DIF. If the deposit insurance premium assessment rate applicable to us increases, whether because of our risk classification, because of emergency assessments, or because of another uniform increase or prepayment requirements, our earnings could be further adversely impacted.

Recent legislation and administrative actions may not be effective to stabilize the financial markets and may have unintended consequences.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve Board, the U.S. Department of the Treasury (the “U.S. Treasury”), the FDIC, the SEC and others to address the challenges facing the financial services sector since the subprime mortgage crisis that commenced in 2007. There can be no assurance that the recent and any future legislative and regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives that have been and may be enacted will be sufficient to produce the desired results. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition and results of operations, and the trading prices of our securities. Moreover, the implementation of the Dodd-Frank Act will likely result in significant changes to the banking industry as a whole which, depending on how its provisions are implemented by the various regulatory agencies, could adversely affect our business.

The downgrade in the U.S. government’s sovereign credit rating and any further deterioration in that credit rating could result in an adverse impact on general economic conditions and on our business, financial condition and results of operations.

On August 2, 2011, Moody’s Investor Services affirmed the U.S. Government’s existing sovereign rating, but revised its rating outlook to negative. On August 5, 2011, Standard & Poor’s Ratings Services (“S&P”) downgraded the U.S. Government’s long-term sovereign credit rating to AA+ from AAA and stated that the outlook on the long-term rating is negative. On the same day, S&P affirmed it’s A-1+ short-term rating on the U.S. and removed it from CreditWatch negative. On November 28, 2011, Fitch Ratings, Inc. (“Fitch”) affirmed its AAA long-term rating on the U.S., but changed the outlook from stable to negative. On the same day, Fitch affirmed its F1+ short-term rating on the U.S. All three ratings agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the United States. There continues to be the perceived risk of a sovereign credit ratings downgrade of the U.S. Government, including the ratings of U.S. Treasury securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. Government could also be correspondingly affected by any such downgrade.

Instruments of this nature are key assets on the balance sheets of financial institutions, including us, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market. The downgrade of the U.S. sovereign credit ratings and perceived creditworthiness of U.S. government related obligations could impact the market value of such instruments as well as the ability to obtain funding that is collateralized by affected instruments and the pricing of that funding when available. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and us are unpredictable and may not be immediately apparent. However, those impacts could include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets, all of which could have a material adverse effect on the business, financial condition, liquidity and solvency of financial institutions, including us.

Uncertainty about the financial stability of several countries in the European Union ("EU"), the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets, the Euro and the EU could have a significant adverse effect on general economic conditions in the U.S. and therefore result in an adverse impact on our business, financial condition and results of operations.

In 2011, the financial crisis in Europe continued, triggered by high sovereign budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU countries to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in credit ratings downgrades for, and high and volatile bond yields on, the sovereign debt of many EU countries. Certain European countries continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile.  Despite assistance packages to certain of these countries, the creation of a joint EU-IMF European Financial Stability Facility and additional expanded financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances and the stability of the Euro and the EU persist.

Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions, and international financial institutions with exposure to the region. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain  governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere.  To the extent uncertainty regarding the European economic recovery continues to negatively impact consumer confidence and consumer credit factors, or should the EU enter a deep recession, both the U.S. economy and our business and results of operations could be significantly and adversely affected.

Our net interest income could be negatively affected by further interest rate adjustments by the Federal Reserve Board.

As a financial institution, our earnings are dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve Board’s policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of our assets and liabilities. As a result, an increase or decrease in market interest rates could have a material adverse effect on our net interest margin and results of operations. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand, business and results of operations.

In response to the deterioration of the subprime, mortgage, credit and liquidity markets, in a series of actions of the past several years, the Federal Reserve Board has reduced interest rates to almost zero and the slope of the yield curve has generally flattened, which has negatively impacted our net interest margin, notwithstanding decreases in nonperforming loans and improvements in deposit mix. Any reduction in net interest income will negatively affect our business, financial condition, liquidity, results of operations, cash flows and/or the price of our securities.

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent correspondent bank. As of December 31, 2011, the Company is considered to be in a slight liability-sensitive position, meaning income and capital are generally expected to increase with a decrease in short-term interest rates and, conversely, to decrease with an increase in short-term interest rates. However, based on the results of this simulation model, if short-term interest rates immediately decreased by 300 basis points, we could expect net income and capital to decrease by approximately $1.7 million over a 12-month period. This result is primarily due to the current low interest rate environment, under which interest rates on the Company’s average interest-bearing liabilities cannot benefit fully from a 300 basis point rate reduction, without turning negative, while yields on our average interest-earning assets could decline by 300 basis points. As expected when in a liability-sensitive position, this simulation models indicates that if short-term interest rates immediately increased by 300 basis points, we could expect net income and capital to decrease by approximately $3.3 million over a 12-month period.  We believe it is unlikely, based on current Federal Reserve Board indications of interest rate movements, that short-term interest rates will immediately increase or decrease by 300 basis points.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and currently are subject to examination, supervision and comprehensive regulation by the NC Commissioner, the FDIC and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, locations of offices, and the ability to accept brokered deposits. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, deposit funding strategy and results of operations would be materially and adversely affected. Our failure to remain well capitalized and well managed for regulatory purposes could affect customer confidence, the ability to execute our business strategies, the ability to grow our assets or establish new branches, the ability to obtain or renew brokered deposits, our cost of funds and FDIC insurance, the ability to pay dividends on our Common Stock and the ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits and make loans. Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance could adversely affect our ability to operate profitably.

Our success depends significantly on economic conditions in our market areas.

Unlike larger organizations that are more geographically diversified, our banking offices are currently concentrated in North Carolina and South Carolina. Even if our growth strategy is successful, we expect that our banking offices will remain primarily concentrated in North Carolina, South Carolina and Virginia. As a result of this geographic concentration, our financial results will depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate further, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. Prolonged continuation of the current economic downturn caused by inflation, recession, unemployment, government action or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business.

In addition, some portions of our target market are in coastal areas, which are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties, decrease the value of real estate collateral for our loans and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

Current levels of market volatility are unprecedented.

The capital and credit markets have in recent years been experiencing volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We rely heavily on the services of key executives and directors, a number of which are new additions to our management team following the Bank’s Public Offering.

Following our Public Offering, we changed our management team and reduced the size of and reconstituted our board of directors. Our growth strategy contemplates continued services and expertise of these persons in the different markets in which it seeks to expand. The loss of the services of any of these persons could have an adverse impact on our ability to execute our growth strategy or on our business, operations and financial condition.

To be profitable, we must compete successfully with other financial institutions that have greater resources and capabilities than we do.

The banking business in our target markets is highly competitive. Many of our existing and potential competitors are larger and have greater resources than we do and have been in existence a longer period of time. We compete with these institutions both in attracting deposits and originating loans. We may not be able to attract customers away from our competition. We compete for loans and deposits with other commercial banks; savings banks; thrifts; trust companies; credit unions; securities brokerage firms; mortgage brokers; insurance companies; mutual funds; and industrial loan companies.

Competitors that are not depository institutions are generally not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Other competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, greater advertising and marketing budgets or other factors.

Our legal lending limit is determined by law and is calculated as a percentage of our capital and unimpaired surplus. The size of the loans that we are able to offer to our customers is less than the size of the loans that larger competitors are able to offer. This limit may affect our success in establishing relationships with the larger businesses in our market. We may not be able to successfully compete with the larger banks in our target markets.

Our liquidity needs could adversely affect our results of operations and financial condition.

Our primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We depend on the accuracy and completeness of information about customers and counterparties, which, if incorrect or incomplete, could harm our earnings.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers, counterparties or other third parties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on information provided to us, such as financial statements that do not comply with GAAP and may be materially misleading.

Negative public opinion could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our operations. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action and adversely impact our results of operations. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present given the nature of our business.

We are subject to security and operational risks including risks relating to our use of technology that, if not managed properly, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Any such failure also could have a material adverse effect on our business, financial condition and results of operations.

To conduct our business, we rely heavily on technology-driven products and services and on communications and information systems. Our future success will depend, in part, on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. We have taken measures to implement backup systems and other safeguards with respect to the physical infrastructure and systems that support our operations, but our ability to conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

Information security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers and other external parties. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. We rely on our digital technologies, computer and email systems, software, and networks to conduct our operations, as well as on the honesty and integrity of our employees with access to those elements. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Our technologies, systems, networks, and our customers’ devices may be subject to, or the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

We also face the risk of unauthorized activity, fraud or theft by our employees that could result in disclosure or misuse of our customers’ confidential, proprietary or other information. In addition, we face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including financial intermediaries that we use to facilitate transactions. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our customers, manage our exposure to risk or expand our business and could have a significant adverse impact on our liquidity, financial condition and results of operations.

There can be no assurance that we will not experience material losses related to cyber attacks or other information security breaches.  Cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us and we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Risks Related to our Common Stock

We may issue additional shares of stock or equity derivative securities, including awards to current and future executive officers, directors and employees, which could result in the dilution of shareholders’ investment.

Our authorized capital includes 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. As of December 31, 2011, we had 32,643,627 shares of Common Stock outstanding, including 568,260 shares which have voting rights but no economic interest related to unvested, performance-based restricted stock issued pursuant to our Long Term Incentive Plan (“LTIP”), and had reserved or otherwise set aside for issuance 2,145,189 shares underlying outstanding options and 626,583 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of Common Stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the Common Stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

In addition, the issuance of shares under the equity compensation plans will result in dilution of our shareholders’ ownership of our Common Stock. The exercise price of stock options could also adversely affect the terms on which we can obtain additional capital. Option holders are most likely to exercise their options when the exercise price is less than the market price for our Common Stock. They may profit from any increase in the stock price without assuming the risks of ownership of the underlying shares of Common Stock by exercising their options and selling the stock immediately.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and nontraditional competitors, news reports of trends and concerns and other issues related to the financial services industry. Fluctuations in our stock price may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our Common Stock, and the current market price may not be indicative of future market prices.

Stock price volatility may make it more difficult for you to resell our Common Stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of fluctuation in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business, which could result in losses to investors.

Future sales of our Common Stock by shareholders or the perception that those sales could occur may cause our Common Stock price to decline.

Although our Common Stock is listed for trading on NASDAQ, the trading volume in the Common Stock may be lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the potential for lower relative trading volume in the Common Stock, significant sales of the Common Stock in the public market, or the perception that those sales may occur, could cause the trading price of our Common Stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

State laws and provisions in our articles of incorporation or bylaws could make it more difficult for another company to purchase us, even though such a purchase may increase shareholder value.

In many cases, shareholders may receive a premium for their shares if we were purchased by another company. State law and our articles of incorporation and bylaws could make it difficult for anyone to purchase us without approval of our board of directors. For example, our articles of incorporation divide our board of directors into three classes of directors serving staggered three-year terms with approximately one-third of the board of directors elected at each annual meeting of shareholders. This classification of directors makes it difficult for shareholders to change the composition of our board of directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of directors, whether or not a change in the board of directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable.

We do not currently intend to pay dividends and may be unable to pay dividends in the future.

We do not intend to pay dividends in the foreseeable future. If we determine to pay dividends in the future, holders of our Common Stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Our ability to pay dividends also is limited by regulatory restrictions and the need to maintain sufficient capital. If these regulatory requirements are not satisfied, we would be unable to pay dividends on our Common Stock. In 2010, Community Capital announced that it would defer interest payments on its subordinated debentures and related trust preferred securities issued through a specially formed trust, which it was permitted to do for up to 20 consecutive quarters. Under the terms of such securities, Community Capital and its affiliates were prohibited, among other things, from paying any dividends on their capital stock during such deferral period. As a result of our assumption of the subordinated indentures in connection with the merger with Community Capital, we are subject to such restrictions. Although we currently intend to reinstate interest payments on the subordinated debentures and trust preferred securities in the first quarter of 2012, if we do not do so, we would be unable to pay dividends on our Common Stock even if our board of directors otherwise determined to do so.

Moreover, we are a bank holding company that is a separate and distinct legal entity from the Bank. As a result, our ability to make dividend payments, if any, on our Common Stock would depend primarily upon the receipt of dividends and other distributions received from the Bank. Various federal and state regulations limit the amount of dividends that the Bank may pay to us.

In addition, our right to participate in any distribution of assets of the Bank or any other subsidiary we may have from time to time upon the subsidiary’s liquidation or otherwise, and thus the ability of our shareholders to benefit indirectly from such distribution, will be subject to the prior claims of creditors of the subsidiary, except to the extent any of our claims as a creditor of the subsidiary may be recognized. As a result, our Common Stock effectively will be subordinated to all existing and future liabilities and obligations of the Bank and any other subsidiaries we may have.

Your right to receive liquidation and dividend payments on our Common Stock is junior to our existing and future indebtedness and to any other senior securities we may issue in the future.

Shares of our Common Stock are equity interests in the Company and do not constitute indebtedness. This means that shares of the Common Stock will rank junior to all of our indebtedness and to other nonequity claims against us and our assets available to satisfy claims against us, including in our liquidation. As of December 31, 2011, we had outstanding approximately $17.2 million aggregate principal amount of subordinated debt which, in addition to our other liabilities, would be senior in right of payment to our Common Stock. We may incur additional indebtedness from time to time without the approval of the holders of our Common Stock.

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

At December 31, 2011, the Bank operated 20 full service branches, one loan production offices and one drive through facility. These branches and offices are located in Charlotte, Wilmington and Raleigh in North Carolina and in the Upstate, Midlands and Charleston areas of South Carolina. The Bank owns 18 of these branches and offices. The remaining properties are leased. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. Additional information relating to premise, equipment and lease commitments is set forth in Note 7 – Premises and Equipment or Leases to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” in this report.

Item 3.   Legal Proceedings

There are no pending material legal proceedings to which the Company is a party or of which any of its property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or financial condition.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock of the Company.

The Company’s Common Stock is traded publicly on NASDAQ under the symbol “PSTB.” Prior to the Public Offering, shares of the Bank’s common stock were traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “PSTB.OB.” For 2011, the following table reflects the high and low sales price per share for our Common Stock as reported on NASDAQ. For 2010, the following table sets forth: (i) since August 13, 2010, the date that trading began on NASDAQ, the high and low sales prices for the Company's Common Stock (Bank common stock prior to the Reorganization), as reported on NASDAQ, and (ii) prior to August 13, 2010, the high and low bid information for the Bank's common stock, as reported on the OTCBB, in each case for the calendar quarters or shorter period indicated. The OTCBB bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There may have been other transactions in the Bank’s common stock during such periods referenced of which we are not aware.

Year	Quarter	High	Low
2011	Fourth	$4.14	$3.15
	Third	5.19	3.35
	Second	5.34	4.43
	First	6.30	4.52

2010	Fourth	$6.40	$5.03
	Third (August 13, 2010 through September 30, 2010)	6.45	5.56
	Third (through August 12, 2010)	8.91	6.35
	Second	8.95	6.24
	First	6.50	5.80

The closing price of our Common Stock as reported by NASDAQ on March 5, 2012 was $4.55 per share. As of March 5, 2012, there were 32,643,627 shares of our Common Stock outstanding held by approximately 1,610 shareholders of record.

Dividend Policy

To date, no cash dividends have been paid with respect to our Common Stock. The current policy of our board of directors is to retain any earnings to provide for the growth of the Company, and therefore we do not anticipate paying cash dividends in the foreseeable future. At such time as the Board of Directors contemplates a change in the dividend policy, the Company’s ability to pay dividends will be subject to the restrictions of North Carolina law, various statutory limitations and its organizational documents, and may be dependent on the receipt of dividends from the Bank, payment of which is subject to regulatory restrictions. The Company is also prohibited from paying dividends during any period in which interest payments on its subordinated debentures and related trust preferred securities acquired in the merger with Community Capital are deferred. Management expects to resume payment of interest on these trust preferred securities in the first quarter of 2012.

Unregistered sales of equity securities

We did not sell any of our equity securities during fiscal year 2011 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Repurchase of equity securities

We did not engage in any repurchases of our equity securities during 2011.

Securities authorized for issuance under equity compensation plans

The information required by Item 201(d) of Regulation S-X is set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this report.

Performance Graph

The following graph compares the cumulative total shareholder return (“CTSR”) of our Common Stock during the previous five years with the CTSR over the same measurement period of the S&P 500 Index and the Keefe Bruyette & Woods (“KBW”) Bank Index. Each trend line assumes that $100 was invested on December 31, 2006. Data for the S&P 500 Index and KBW Bank Index assume reinvestment of dividends.

The foregoing performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.   Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2011 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein. Year-to-year financial information comparability is affected by the transaction expenses and the accounting treatment of our merger with Community Capital in November 2011. See Note 3 - Business Combination to the Consolidated Financial Statements.

	At or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Income Statement Data
Total interest income	$25,564	$22,642	$21,668	$20,102	$10,988
Total interest expense	6,169	7,607	9,290	10,471	4,837
Net interest income	19,395	15,035	12,378	9,631	6,151
Provision for loan losses	9,385	17,005	3,272	2,544	2,758
Net interest income (loss) after provision	10,010	(1,970)	9,106	7,087	3,393
Noninterest income (loss)	1,647	126	(293)	26	13
Noninterest expense	24,960	11,053	7,997	7,099	5,278
Income (loss) before taxes	(13,303)	(12,897)	816	14	(1,872)
Income tax expense (benefit)	(4,944)	(5,038)	239	(1,532)	-
Net income (loss)	$(8,359)	$(7,859)	$577	$1,546	$(1,872)

Per Share Data (1)
Basic earnings (loss) per common share	$(0.29)	$(0.58)	$0.12	$0.31	$(0.38)
Diluted earnings (loss) per common share	$(0.29)	$(0.58)	$0.12	$0.31	$(0.38)
Weighted-average common shares outstanding:
Basic	28,723,647	13,558,221	4,951,098	4,951,098	4,950,355
Diluted	28,723,647	13,558,221	4,951,098	5,000,933	4,950,355

Balance Sheet Data
Cash and cash equivalents	$28,541	$65,378	$23,238	$16,511	$1,423
Investment securities	210,146	140,590	42,567	31,588	14,883
Loans	759,047	399,829	397,564	371,272	226,541
Allowance for loan losses	(10,154)	(12,424)	(7,402)	(5,568)	(3,398)
Total assets	1,113,222	616,108	473,855	428,073	246,667
Deposits	846,637	407,820	392,633	351,327	185,602
Borrowings	49,765	20,874	26,989	27,962	16,804
Subordinated debt	12,296	6,895	6,895	-	-
Shareholders’ equity	$190,054	$177,101	$46,095	$45,697	$42,421

Profitability Ratios
Return on average total assets	-1.20%	-1.46%	0.13%	0.46%	-1.27%
Return on average stockholders’ equity	-4.69%	-8.00%	1.26%	3.59%	-4.43%
Net interest margin (2)	3.06%	2.95%	2.76%	2.88%	4.22%
Efficiency ratio (3)	119.76%	71.39%	64.19%	73.51%	85.62%

Asset Quality Ratios
Net charge-offs to total loans	1.53%	3.00%	0.36%	0.09%	0.00%
Allowance for loan losses to total loans	1.34%	3.11%	3.11%	1.86%	1.50%
Nonperforming assets to total loans and OREO	2.61%	10.53%	0.68%	0.00%	0.00%
Nonperforming assets to total assets	3.25%	7.04%	0.89%	0.33%	0.00%

Liquidity Ratios
Net loans to total deposits	88.46%	94.99%	99.37%	104.09%	120.23%
Liquidity ratio (4)	28.80%	50.50%	15.81%	13.69%	8.79%
Equity to total assets	17.07%	28.75%	9.73%	10.67%	17.20%

Capital Ratios
Tangible common equity to tangible assets (5)	16.74%	28.75%	9.73%	10.67%	17.20%
Tier 1 leverage	17.77%	27.39%	9.40%	10.71%	19.67%
Tier 1 risk-based capital	19.53%	40.20%	10.66%	10.92%	16.84%
Total risk-based capital	21.61%	43.06%	13.55%	12.71%	18.09%
(1)	Per share data has been adjusted for the effects of an eleven-for-ten stock split in the third quarter of 2008.
(2)	Net interest margin is presented on a tax equivalent basis.
(3)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income. Gains and losses on sales of securities and OREO are excluded from the calculation.
(4)	Calculated by dividing total liquid assets by net deposits and short-term liabilities.
(5)
See " Results of Operations — Summary" in Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" in this report for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth in Part I, Item 1A. “Risk Factors” and the Company’s consolidated financial statements as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011, 2010 and 2009 and the notes thereto (the “Consolidated Financial Statements”) contained in Item 8. “Financial Statements and Supplementary Data,” of this report.

Executive Overview

The year ended December 31, 2011 was one of positive transition for the Company. On the asset quality front, we began the year facing significant economic headwinds, including high levels of unemployment and distressed real estate markets, particularly related to residential real estate, in our operating areas. Our banking officers and risk management personnel worked diligently throughout the year to address the elevated level of problem loans resulting from this challenging environment. Their successful effort is evidenced by the $21.9 million, or 52%, decline in nonperforming loans and $17.0 million, or 39%, decline in nonperforming assets from December 31, 2010 to December 31, 2011, excluding merger-related items.

On the strategic front, the Company opened de novo offices in Charleston, South Carolina, Greenville, South Carolina and Raleigh, North Carolina during the year.  We expect these metropolitan areas, each of which we believe offers potential opportunities across a wide array of products and services, to play an important role in our organic growth initiatives. The Company also established a new asset-based lending capability during the year, in furtherance of our effort to expand our commercial lending activities. In addition, we instituted new sales management practices, strengthened our supporting infrastructure and enhanced our governance practices, all in an effort to support the Company’s long-term objectives of delivering sound and profitable growth to our shareholders, and superior products and services to our customers.

In November 2011, we completed our merger with Community Capital and, in December 2011, we merged CapitalBank with and into the Bank to create a unified operating platform for our customers. The merger significantly advances our objective of building a regional banking franchise in the Carolinas and Virginia.  It also provides an attractive base of core deposits, with branches well positioned to support our organic growth initiatives in South Carolina. In addition, the merger significantly expands the Company’s product capabilities, including retail banking, residential mortgage origination, retail brokerage, asset management, custody services, and additional cash management services.

Net Income (Loss) For the twelve months ended December 31, 2011, we reported a net loss of $8.4 million, or ($0.29) per share, compared to a net loss of $7.9 million, or ($0.58) per share, for 2010.  Net interest income increased 29% to $19.4 million compared to $15.0 million the prior year, reflecting both the inclusion of Community Capital results and higher average earning asset balances from investing net proceeds from the Public Offering. Provision expense decreased 45%, to $9.4 million compared to $17.0 million the prior year, reflecting improved asset quality.  Noninterest income increased to $1.6 million from $126 thousand, primarily due to the Community Capital merger. Noninterest expense increased to $25.0 million from $11.1 million, including $3.3 million in merger-related expenses. This increase resulted both from the merger with Community Capital and from increased personnel and professional expenses related to the Company’s change in business plan.

Asset Quality. Asset quality improved significantly during the year. Nonperforming loans decreased by $21.9 million, or 52%, from $42.1 million at December 31, 2010 to $20.2 million at December 31, 2011.  These totals include $1.2 million and $4.0 million of performing troubled debt restructurings ("TDRs"), respectively. Nonperforming loans represented 2.61% of total loans and OREO at year-end 2011 compared to 10.53% of total loans and OREO at year-end 2010.

Nonperforming assets decreased by $7.2 million, or 16%, from $43.4 million at December 31, 2010 to $36.2 million at December 31, 2011.  The December 31, 2011 total includes a $1.6 million nonperforming loan held for sale, which moved to OREO in January 2012 and is currently under contract for sale, and $9.8 million of OREO from the merger with Community Capital (of which $7.8 million existed at the date of merger).  Excluding the acquired OREO, nonperforming assets would have decreased by $17.0 million, or 39%, over the twelve months.

Net charge-offs decreased $328 thousand, or 3%, to $11.7 million for the twelve months ended December 31, 2011, representing 1.53% of total loans, compared to $12.0 million, or 3.00% of total loans in 2010.  The allowance for loan losses was $10.2 million, or 1.34% of total loans, at December 31, 2011, compared to $12.4 million, or 3.11% of total loans, at December 31, 2010. The decrease in total allowance resulted from improving asset quality and the inclusion of acquired loans in the ratio, for which no allowance was estimated at year-end given management’s judgment that net acquisition accounting adjustments adequately address estimated loss in acquired loans. Excluding acquired loans, the allowance at December 31, 2011 represented 2.57% of total loans.

The Company introduced certain enhancements to the quantitative component of its allowance methodology during the fourth quarter of 2011. The methodology currently segregates loans by product type in addition to the previous segregation by internal risk grade. The methodology also now utilizes actual, internal historical loss rates (backward-looking) for its primary quantitative factor in estimating inherent losses in the Company's performing loans, and maintains its traditional risk grade factors (forward-looking) as a secondary quantitative factor. Management believes these enhancements both strengthen the granularity of our allowance methodology and broaden its perspective. The enhanced methodology did not have a material impact on the estimated allowance at December 31, 2011, compared to estimates that would have been produced under the previous methodology.

Balance Sheet and Capital. Total assets increased $497.1 million, or 81%, to $1.1 billion at December 31, 2011, compared to $616.1 million at December 31, 2010, primarily due to the merger with Community Capital. Net loans increased $361.5 million, or 93%; investment securities increased $69.6 million, or 49%; premises and equipment increased $20.0 million, or 448%; deferred tax assets increased $23.7 million, or 319%; and the Company added $26.2 million in bank-owned life insurance during the year, including $18.1 million from the merger. The merger also resulted in the recognition of a $4.0 million core deposit intangible and $428 thousand of goodwill at December 31, 2011.

Loan mix improved materially over the last twelve months, due in part to the merger and based on current estimates of acquisition accounting adjustments. The combination of commercial and industrial loans and owner-occupied commercial real estate loans represented 33% of total loans at December 31, 2011, compared to 26% at December 31, 2010.  Non-owner-occupied commercial real estate loans represented 26% of total loans, compared to 28% the prior year.  Construction and development loans represented 15% of total loans compared to 24% at December 31, 2010. HELOCs represented 12% of total loans at December 31, 2011, compared to 14% the prior year. Finally, 1-4 family loans represented 10% of total loans at December 31, 2011, compared to 5% the prior year.

Total deposits increased $438.8 million, or 108%, to $846.6 million at December 31, 2011, compared to $407.8 million at December 31, 2010, primarily due to the merger with Community Capital. Demand deposits increased $106.3 million, or 293%, and represented 17% of total deposits at December 31, 2011, compared to 9% at December 31, 2010. Money market, NOW and savings deposits increased $262.3 million, or 366%, and represented 39% of total deposits at December 31, 2011, compared to 18% the prior year. Time deposits increased $70.2 million, or 23%, and represented 44% of total deposits at December 31, 2011, compared to 74% the prior year. Core deposits improved to 85% of total deposits at December 31, 2011, compared to 74% at December 31, 2010.

Total borrowings increased $34.3 million, or 123%, compared to the prior year, due primarily to the merger. Borrowings at December 31, 2011 include $5.4 million of Tier 1 eligible subordinated debt from Community Capital, after acquisition accounting fair market value adjustments, and $6.9 million of Tier 2 eligible subordinated debt.

Shareholders’ equity increased $13.0 million, or 7%, to $190.1 million at December 31, 2011 compared to $177.1 million at December 31, 2010. The increase resulted primarily from the issuance of 4,024,269 shares as consideration in the Community Capital merger, which represented $15.5 million of equity capital at the $3.85 per share closing price for the Company’s Common Stock at October 31, 2011. Tangible common equity as a percentage of tangible assets remained very strong at 16.74%, even though it decreased from 28.75% the prior year primarily due to the merger.  Tier 1 leverage ratio also remained very strong at 17.77%, even though it decreased from 27.39% the prior year.

Non-GAAP Financial Measures. Asset quality measures excluding Community Capital and tangible common equity described above are non-GAAP financial measures. For a reconciliation to the most comparable GAAP measure, see "Results of Operations - Summary - Reconciliation of non-GAAP Financial Measures" below.

Business Overview

The Company, a North Carolina corporation, was formed in October 2010 to serve as the holding company for the Bank and is a bank holding company registered with the Federal Reserve Board. The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank. On January 1, 2011, the Company acquired all of the outstanding common stock of the Bank, on a one-for-one basis, in a statutory share exchange transaction effected under North Carolina law.  Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the reorganization. The consolidated financial statements of the Company and the notes thereto, the discussions of those financial statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as market data and all other operating information presented herein for periods prior to January 1, 2011, are those of the Bank on a stand-alone basis.

In August 2010, the Bank conducted the Public Offering, which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia. As part of the Bank’s change in strategy, immediately following the Public Offering, the Bank reduced the size of its board of directors from thirteen members to six members, maintaining two of the sitting directors, and adding four new directors. The Bank also reorganized its management team following the Public Offering, adding three new executive officers.

Consistent with our growth strategy, the Bank opened a full-service branch in Charleston, South Carolina and loan production offices in Raleigh, North Carolina and Greenville, South Carolina, and received regulatory approval to open full-service branches in Greenville, South Carolina and Raleigh, North Carolina during 2011. The Raleigh, North Carolina branch opened in January 2012, and the Greenville branch is expected to open in March 2012. The Bank currently anticipates that it will open additional branch offices and/or loan production offices in its target markets in the future. Also as part of our growth strategy, Community Capital was merged with and into the Company in November 2011. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011.

The Company provides a full array of retail and commercial banking services, including wealth management, through four offices in North Carolina and nineteen offices in South Carolina. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. We strive to develop a personal relationship with our customers so that we are positioned to anticipate and address their financial needs.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. While all of these policies are important to understanding the Consolidated Financial Statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Purchased Credit-Impaired Loans. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. PCI loans represent loans acquired from Community Capital that were deemed to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. We estimated the cash flows expected to be collected at acquisition using our internal credit risk, interest rate risk, prepayment risk assumptions and a third-party valuation model, which incorporate our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.

Under the accounting guidance for PCI loans, the excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows to be collected. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

In addition, subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Given the current economic environment, we must apply judgment to develop our estimates of cash flows for PCI loans given the impact of home price and property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part by the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

PCI loans that were classified as nonperforming loans by Community Capital are no longer classified as nonperforming because, at acquisition, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Allowance for Loan Losses. The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans to the Consolidated Financial Statements.

Income Taxes. Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of deferred tax assets (“DTAs”) and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, we record a DTA when the event giving rise to the tax benefit has been recognized in the Consolidated Financial Statements.

As of December 31, 2011 and 2010, we had a net DTA in the amount of approximately $31.1 million and $7.4 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we consider it appropriate not to establish a DTA valuation allowance at either December 31, 2011 or 2010.

Further information regarding our income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 11 —Income Taxes to the Consolidated Financial Statements.

Results of Operations

Summary. The Company recorded a net loss of $8.4 million, or $(0.29) per diluted share, for the year ended December 31, 2011, compared to a net loss of $7.9 million, or $(0.58) per diluted share, for the year ended December 31, 2010 and net income of $577 thousand, or $0.12 per diluted share, for the year ended December 31, 2009.

As a result of the merger with Community Capital in November 2011 and the Public Offering in August 2010, diluted weighted average shares increased from 4,951,098 in 2009 to 13,558,221 in 2010 to 28,723,647 in 2011.

The following table presents selected ratios for the Company for the years ended December 31:

	Year ended December 31,
	2011	2010	2009
Return on Average Assets	-1.20%	-1.46%	0.13%

Return on Average Equity	-4.69%	-8.00%	1.26%

Period End Equity to Total Assets	17.07%	28.75%	9.73%

In addition to traditional capital measures, management uses tangible assets, tangible common equity, tangible book value, earnings (loss) excluding merger-related expenses, asset quality measures excluding acquisitions, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses tangible assets, tangible common equity and tangible book value and related ratios to evaluate the adequacy of shareholders’ equity and to facilitate comparisons with peers. Management uses asset quality measures excluding acquisitions to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers. Management uses earnings (loss) excluding merger-related expenses and related per-share measures to evaluate core earnings (loss).

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s Consolidated Financial Statements at December 31:

Reconciliation of Non-GAAP Financial Measures

	2011	2010	2009
Tangible assets:	(Dollars in thousands, except share and per share data)
Total assets	$1,113,222	$616,108	$473,855
Less: intangible assets	4,450	-	-
Tangible assets	$1,108,772	$616,108	$473,855

Tangible common equity:
Total common equity	$190,054	$177,101	$46,095
Less: intangible assets	4,450	-	-
Tangible common equity	$185,604	$177,101	$46,095

Tangible common equity to tangible assets:
Tangible common equity	$185,604	$177,101	$46,095
Divided by: tangible assets	1,108,772	616,108	473,855
Tangible common equity to tangible assets	16.74%	28.75%	9.73%

Tangible book value per share:
Tangible common equity	$185,604	$177,101	$46,095
Divided by: dilutive common shares outstanding (1)	32,075,367	28,051,098	4,951,098
Tangible common book value per share	$5.79	$6.31	$9.31

Earnings per share (excluding merger-related expenses):
Net income (loss)	$(8,359)	$(7,859)	$577
Plus: merger-related expenses	3,812	-	-
Less: related income tax expense	(1,375)	-	-
Net income (loss) (excluding merger-related expenses)	$(5,922)	$(7,859)	$577

Divided by: dilutive common shares outstanding (1)	32,075,367	28,051,098	4,951,098
Earnings per share (excluding merger-related expenses)	$(0.18)	$(0.28)	$0.12

Asset quality measures excluding acquisition:
Total loans	$759,047	$399,829	$397,564
Less: loans acquired with Community Capital	(363,539)	-	-
Loans excluding acquired loans (originated loans)	$395,508	$399,829	$397,564

Total nonperforming assets	$36,191	$43,355	$4,238
Less: nonperforming assets from merger with Community Capital	(9,762)	-	-
Nonperforming assets excluding acquisition	$26,429	$43,355	$4,238

Nonperforming loans	$20,228	$42,109	$2,688
Divided by: originated loans	395,508	399,829	397,564
Nonperforming loans to originated loans	5.11%	10.53%	0.68%

Allowance for loan losses	$10,154	$12,424	$7,402
Divided by: originated loans	395,508	399,829	397,564
Allowance for loan losses to originated loans	2.57%	3.11%	1.86%

Average loans	$443,629	$399,965	$389,036
Less: average loans related to Community Capital	(251,233)	-	-
Average loans excluding acquisition	$192,396	$399,965	$389,036

Net charge-offs	$11,655	$11,983	$1,438
Divided by: average loans excluding acquisition	192,396	399,965	389,036
Net charge-offs to average loans excluding acquisition	6.06%	3.00%	0.37%
(1) As contemplated during the Public Offering, the Company awarded certain performance-based restricted shares to officers and directors following the Reorganization.  These 568,260 shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40).  These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share or tangible book value per share calculations until they vest (and thereby have economic rights).

Net Income (Loss). The following table summarizes components of net income (loss) and the changes in those components for the years ended December 31:

	Components of Net Income (Loss)

	2011	2010	2009	Change 2011 vs. 2010		Change 2010 vs. 2009
	(Dollars in thousands)
Interest income	$25,564	$22,642	$21,668	$2,922	12.9%	$974	4.5%
Interest expense	6,169	7,607	9,290	(1,438)	-18.9%	(1,683)	-18.1%
Net interest income	19,395	15,035	12,378	4,360	29.0%	2,657	21.5%

Provision for loan losses	9,385	17,005	3,272	(7,620)	-44.8%	13,733	419.7%

Noninterest income	1,647	126	(293)	1,521	1207.1%	419	-143.0%
Noninterest expense	24,960	11,053	7,997	13,907	125.8%	3,056	38.2%
Net income (loss) before taxes	(13,303)	(12,897)	816	(406)	3.1%	(13,713)	-1680.5%

Income tax expense (benefit)	(4,944)	(5,038)	239	94	-1.9%	(5,277)	-2207.9%

Net income (loss)	$(8,359)	$(7,859)	$577	$(500)	6.4%	$(8,436)	-1462.0%

The Company incurred a net loss of $8.4 million for the year ended December 31, 2011, compared to a net loss of $7.9 million for the year ended December 31, 2010. The current year includes two months of financial results from Community Capital. The change in our results of operations in 2011 includes an increase of $4.4 million in net interest income, a decrease of $7.6 million in the provision for loan losses and a $1.5 million increase in noninterest income, offset by an increase of $13.9 million in noninterest expense. The increase in noninterest expense is primarily comprised of salaries and employee benefits and professional fees incurred in connection with becoming a public company, expanding the management team and adding other personnel, undertaking due diligence of various financial institutions in furtherance of our business strategy and completing the merger with Community Capital. The Company also recorded a $4.9 million tax benefit as a result of the loss for the year.

For the year ended December 31, 2010, the Company recorded a net loss of $7.9 million compared to net income of $577 thousand for the year ended December 31, 2009. The change in our results of operations in 2010 included an increase of $2.7 million in net interest income, offset primarily by increases of $13.7 million in the provision for loan losses, $1.7 million in salary and benefit costs and other noninterest expenses such as legal and due diligence expenses incurred in connection with becoming a public company and undertaking due diligence of various financial institutions in furtherance of our business strategy, less a $5.0 million tax benefit recorded as a result of the loss for the year.

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

Net interest income increased $4.4 million, or 29%, to $19.4 million in 2011 compared to $15.0 million in 2010. Earning assets increased during the year, driven by the Company’s growth initiatives, including the merger with Community Capital. In addition, net interest margin improved as a reduction in the cost of interest-bearing liabilities more than offset a decline in the yield on average earning assets.  Net interest income increased $2.7 million, or 21%, to $15.0 million in 2010 from $12.4 million in 2009. The increase in 2010 was attributable to a reduction in interest expense due to a decrease in the cost of funds for time deposits along with an increase in average earning assets as a result of investing the proceeds received from the Public Offering.

The following table summarizes the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the years ended December 31:

Net Interest Margin
	2011			2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(Dollars in thousands)
Interest-earning assets:
Loans with fees (1)(3)	$443,629	$21,776	4.91%	$399,965	$20,260	5.07%	$389,036	$19,710	5.07%
Federal funds sold	38,667	90	0.23%	45,794	107	0.23%	19,274	41	0.21%
Investment securities - taxable	129,136	2,883	2.23%	57,877	1,567	2.71%	26,153	1,365	5.22%
Investment securities - tax-exempt (2)(3)	15,974	1,165	7.29%	14,378	1,045	7.27%	11,264	867	7.70%
Other interest-earning assets	21,012	99	0.47%	6,341	66	1.04%	3,314	19	0.57%

Total interest-earning assets	648,418	26,013	4.01%	524,355	23,045	4.39%	449,041	22,002	4.90%

Allowance for loan losses	(10,979)			(9,556)			(6,307)
Cash and due from banks	17,293			7,340			4,695
Premises and equipment	8,157			4,602			4,788
Other assets	32,581			10,496			7,462

Total assets	$695,470			$537,237			$459,679

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$23,423	$36	0.15%	$9,831	$10	0.10%	$8,205	$6	0.07%
Savings and money market	119,620	707	0.59%	50,954	398	0.78%	42,249	347	0.82%
Time deposits - core	175,929	2,352	1.34%	189,841	3,615	1.90%	146,109	4,086	2.80%
Time deposits - brokered	97,894	1,659	1.69%	125,123	2,254	1.80%	161,331	3,882	2.41%
Total interest-bearing deposits	416,866	4,754	1.14%	375,749	6,277	1.67%	357,894	8,321	2.32%
Federal Home Loan Bank advances	26,128	557	2.13%	22,110	563	2.55%	25,000	565	2.26%
Subordinated debt and other borrowings	9,292	858	9.23%	8,755	767	8.76%	6,124	404	6.60%
Total borrowed funds	35,420	1,415	3.99%	30,865	1,330	4.31%	31,124	969	3.11%

Total interest-bearing liabilities	452,286	6,169	1.36%	406,614	7,607	1.87%	389,018	9,290	2.39%

Net interest rate spread		19,844	2.65%		15,438	2.52%		12,712	2.51%

Noninterest-bearing demand deposits	58,664			30,462			22,039
Other liabilities	6,454			1,735			2,685
Shareholders' equity	178,066			98,426			45,937

Total liabilities and shareholders' equity	$695,470			$537,237			$459,679

Net interest margin			3.06%			2.94%			2.83%

(1) Nonaccrual loans are included in the average loan balances.
(2) Interest income and yields are presented on a fully tax-equivalent basis.
(3) Fully tax-equivalent basis at 38.55% tax rate for nontaxable securities and loans.

The following table details the calculation of fully tax-equivalent net interest income for the years ended December 31:

Tax Equivalent Adjustments

	2011	2010	2009
	(Dollars in thousands)
Net interest income, as reported	$19,395	$15,035	$12,378
Tax equivalent adjustments	449	403	334
Fully tax equivalent net interest income	$19,844	$15,438	$12,712

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities:

Volume and Rate Variance Analysis

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in thousands)
Loans with fees (1)	$2,178	$(662)	$1,516	$554	$(4)	$550
Federal funds sold	(17)	(0)	(17)	59	7	66
Investment securities - taxable	1,760	(444)	1,316	1,257	(1,055)	202
Investment securities - tax-exempt	116	4	120	233	(56)	177
Other interest-earning assets	111	(78)	33	25	23	48
Total earning assets	4,148	(1,180)	2,968	2,128	(1,085)	1,043

Interest-bearing liabilities:
Interest bearing demand	17	9	26	1	3	4
Savings and money market	471	(162)	309	70	(19)	51
Time deposits - core	(225)	(1,038)	(1,263)	1,028	(1,499)	(471)
Time deposits - brokered	(476)	(119)	(595)	(762)	(866)	(1,628)
Total interest bearing deposits	(213)	(1,310)	(1,523)	337	(2,381)	(2,044)

Federal Home Loan Bank advances	94	(100)	(6)	(69)	67	(2)
Other borrowings	48	43	91	202	161	363
Total borrowed funds	142	(57)	85	133	228	361

Total interest-bearing liabilities	(71)	(1,367)	(1,438)	470	(2,153)	(1,683)

Increase in net interest income	$4,219	$187	$4,406	$1,658	$1,068	$2,726

(1) Nonaccrual loans are included in the average loan balances.

Net interest income on a tax-equivalent basis totaled $19.8 million in 2011 as compared to $15.4 million in 2010. The interest rate spread, which represents the rate earned on interest-earning assets less the rate paid on interest-bearing liabilities, was 2.65% in 2011 and represented a 13 basis point increase from the 2010 net interest spread of 2.52%. The net interest margin increased 12 basis points in 2011 to 3.06% from 2.94% in 2010.

Tax-equivalent interest income increased $3.0 million, or 12.9%, to $26.0 million in 2011 compared to $23.0 million in 2010, as higher average interest-earning assets offset a decrease in yield on interest-earning assets. Average interest-earning assets increased $124.1 million, or 24%, to $648.4 million for the year. Average loans increased $43.7 million, or 11%, as the inclusion of two months of results from Community Capital, which contributed $64.3 million in average loans for the year, offset managed declines in the Company’s originated loan portfolio.  Average investments increased $72.9 million, or 101%, reflecting the inclusion of a full year of results from investing proceeds from the Public Offering, which contributed $65.3 million in average investments for the year. The yield on interest-earning assets decreased to 4.01% in 2011 from 4.39% in 2010. This decrease included a 16 basis point decline in loan yields from 5.07% to 4.91%, resulting from the full year inclusion of nonperforming loans, a lower interest rate environment and increased competitive pressure on loan pricing. The decrease also included a 48 basis point decline in taxable investment yields from 2.71% to 2.23% as a result of investing Public Offering proceeds in a low rate environment.

Interest expense decreased $1.4 million, or 19%, to $6.2 million in 2011 compared to $7.6 million in 2010, primarily due to a decrease in the average rate paid on interest-bearing liabilities, which declined 51 basis points to 1.36% from 1.87% in 2010. This decrease resulted from a lower interest rate environment, management re-pricing actions and improved funding mix from the Community Capital merger. The average 2011 rate paid declined 19 basis points, to 0.59%, on savings and money market deposits; 56 basis points, to 1.34%, on core time deposits; and 11 basis points, to 1.69%, on brokered time deposits. In addition, management restructured our FHLB advances, which extended the term and contributed to a 42 basis point reduction in the average rate to 2.13% in 2011 from 2.55% in 2010. Average interest-bearing liabilities increased $45.7 million, or 11%, to $52.3 million in 2011 from $406.6 million in 2010, primarily as a result of the merger with Community Capital.

In 2010, net interest income on a tax-equivalent basis increased $2.7 million, or 21%, to $15.4 million from $12.7 million in 2009. The net interest rate spread was 2.52% in 2010 and remained relatively unchanged from the net interest rate spread in 2009 of 2.51%. The net interest margin in 2010 increased to 2.94% from the 2009 net in interest margin of 2.83%.

The Company’s hedging policies permit the use of various derivative financial instruments to manage exposure to changes in interest rates. Details of derivatives and hedging activities are set forth in Note 15 – Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements. Information regarding the impact of fluctuations in interest rates on the Company’s derivative financial instruments is set forth below in the section entitled “Interest Rate Sensitivity”.

Provision for Loan Losses. The provision for loan losses was $9.4 million, $17.0 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in the 2011 provision compared to the 2010 provision resulted from improved asset quality. The increase in the 2010 provision compared to 2009 resulted from the negative impact on our loan portfolio of the continued economic uncertainty that persists across our markets and a 2010 refinement to our allowance for loan loss methodology which introduced a more comprehensive qualitative component. We had $11.7 million in net charge-offs during 2011, compared to $12.0 million and $1.4 million during 2010 and 2009, respectively.

The ratio of the allowance for loan losses to total loans was 1.34% and 3.11% at December 31, 2011 and 2010, respectively. The decrease resulted from improved asset quality and the merger with Community Capital.  In accordance with GAAP, loans acquired from Community Capital were adjusted to reflect estimated fair market value at consummation and the associated allowance for loan losses was eliminated. The ratio of the allowance for loan losses to originated loans, which exclude acquired loans, was 2.57% at December 31, 2011. See “–Financial Condition –Allowance for Loan Losses” below for a more complete discussion of our policy for addressing potential loan losses.

Noninterest Income. Noninterest income has not historically been a major component of our earnings. However as a result of the merger with Community Capital, noninterest income increased $1.5 million in 2011, including (i) a $249 thousand increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; (ii) $418 thousand in income from fiduciary activities associated with new asset management, investment brokerage and trust services; and (iii) $297 thousand in gain on sale of loans associated with new mortgage brokerage activities. Also in 2011, we purchased $8 million of bank-owned life insurance to partially fund the cost of employer-provided benefits. We acquired an additional $12.9 million of bank-owned life insurance through the merger with Community Capital. Income from bank-owned life insurance was $248 thousand in 2011. In 2010, noninterest income of $126 thousand consisted primarily of sales and calls of available-for-sale securities. In 2009, noninterest income of $(293) thousand included impairment charges on an investment in a large correspondent bank totaling $698 thousand, which offset income of $405 thousand, consisting primarily of sales and calls of available-for-sale securities.

The following table summarizes components of noninterest income for the years ended December 31:

Noninterest Income

	2011	2010	2009	Change 2011 vs. 2010		Change 2010 vs. 2009
	(Dollars in thousands)
Service charges on deposit accounts	$315	$66	$38	$249	377%	$28	74%
Income from fiduciary activities	418	-	-	418	100%	-	0%
Commissions from sales of mutual funds	29	-	-	29	100%	-	0%
Gain on sale of securities available-for-sale	20	19	349	1	5%	(330)	-95%
Mortgage banking income	297	-	-	297	100%	-	0%
Income from bank owned life insurance	248	-	-	248	100%	-	0%
Other than temporary securities impairment loss	-	-	(698)	-	100%	698	-100%
Other noninterest income	320	41	18	279	680%	23	128%
Total noninterest income	$1,647	$126	$(293)	$1,521	1207%	$419	-143%

Noninterest Expense. The level of noninterest expense substantially affects the Company’s profitability. Total noninterest expense was $25.0 million for 2011, an increase of 126% from 2010, primarily due to expenses associated with the Company’s change in business plan and the inclusion of two months of results from Community Capital. Noninterest expense was $11.1 million for 2010, an increase of 38% from $8.0 million in 2009, primarily due to expenses associated with the Company’s change in business plan. The most significant changes in noninterest expense are described below. The following table summarizes components of noninterest expense for the years ended December 31:

Noninterest Expense

	2011	2010	2009	Change 2011 vs. 2010		Change 2010 vs. 2009
	(Dollars in thousands)
Salaries and employee benefits	$14,778	$6,442	$4,723	$8,336	129%	$1,719	36%
Occupancy and equipment	1,588	916	820	672	73%	96	12%
Advertising and promotion	372	287	236	85	30%	51	22%
Legal and professional fees	2,738	445	212	2,293	515%	233	110%
Deposit charges and FDIC insurance	733	728	965	5	1%	(237)	-25%
Data processing and outside service fees	794	411	395	383	93%	16	4%
Director fees	225	392	-	(167)	-43%	392	0%
Intangible amortization	68	-	-	68	0%	-	0%
Net cost of operation of OREO	829	411	161	418	102%	250	155%
Loan and collection expense	630	224	59	406	181%	165	280%
Postage and supplies	423	145	107	278	192%	38	36%
Other tax expenses	303	95	84	208	219%	11	13%
Other noninterest expense	1,479	557	235	922	166%	322	137%
Total noninterest expense	$24,960	$11,053	$7,997	$13,907	126%	$3,056	38%

Salaries and employee benefits expenses increased $8.3 million, or 129%, in 2011 to $14.8 million, compared to $6.4 million in 2010, following a $1.7 million, or 36%, increase in 2010 compared to 2009. The increase in salaries and employee benefits in both 2011 and 2010 is primarily due to an increase in compensation and related benefits for additional employees as we expanded our management team and added other personnel to pursue our business plan following the Public Offering. Additionally, in 2011, we incurred $2.1 million of merger-related salary and employee benefit expenses primarily associated with certain contractual payments to executives of Community Capital. Compensation expense for share-based compensation plans was $1.9 million, $0.8 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Occupancy and equipment expenses increased $672 thousand, or 73%, to $1.6 million in 2011, compared to $916 thousand in 2010, following an increase of $96 thousand, or 12%, in 2010 over 2009. The increase in 2011 was primarily due to the opening of three de novo offices during the year in support of the Company’s organic growth initiatives, as well as the inclusion of two months of results from Community Capital.  The increase in 2010 was primarily due to an increase in expenses associated with opening an additional corporate office.

Legal and professional fees increased $2.3 million, or 515%, to $2.7 million in 2011, compared to $445 thousand in 2010, following an increase of $233 thousand, or 110% in 2010 over 2009.  Included in the 2011 increase are $1.5 million in merger-related fees associated with the merger with Community Capital. The primary driver of the remainder of this increase, as well as the increase in 2010, is legal and professional fees associated with implementing the Company’s change in business plan, including fees associated with becoming a publicly-held company.

Deposit charges and FDIC insurance were essentially unchanged in 2011, at $733 thousand, following a decrease of $237 thousand, or 25%, in 2010 compared to 2009, primarily as a result of a special assessment levied by the FDIC in the second quarter of 2009 in an effort to rebuild the DIF.  We were required to prepay $2.3 million for the fourth quarter of 2009 and for the years of 2010, 2011 and 2012. This prepayment is being expensed based upon our regular quarterly assessments.

Directors’ fees decreased $167 thousand, or 43%, to $225 thousand in 2010, compared to $392 thousand in 2010.  Directors were paid for the first time in 2010, including ongoing payments of directors’ fees to current directors of $67 thousand subsequent to the Public Offering and payments of  directors’ fees of $325 thousand to directors prior to the Public Offering.

Net cost of operation of OREO increased $418 thousand, or 102%, to $829 thousand in 2011, compared to $411 thousand in 2010, following an increase of $250 thousand, or 155% in 2010 over 2009.  Loan and collection expense increased $406 thousand, or 181%, to $630 thousand in 2011, compared to $224 thousand in 2010, following an increase of $165 thousand, or 280%, in 2010 over 2009.  The increase in both expense categories resulted from the negative effect of the current economic downturn on the Company’s asset quality. The cost of OREO in 2011 also includes $339 thousand in write-downs associated with OREO acquired with Community Capital.

Other noninterest expense increased $922 thousand, or 322%, to $1.5 million in 2010, compared to $557 thousand in 2010, following an increase of $322 thousand, or 137%, in 2010 over 2009. The 2011 increase was primarily a result of $236 thousand in postage and supplies associated with the Community Capital merger, $225 thousand in operational charge-offs, $68 thousand in intangible amortization, $48 thousand in director fees for legacy–Community Capital directors, and other variances associated with the merger. The 2010 increase was primarily a result of $169 thousand in due diligence expenses incurred in connection with potential acquisitions, increased costs for directors’ and officers’ insurance, a State of North Carolina assessment fee and expenses associated with being a public company.

Income Taxes. The Company generates non-taxable income from tax-exempt investment securities and loans. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. The Company recognized an income tax benefit for 2011 and 2010 of $4.9 million and $5.0 million, respectively. Income tax expense for 2009 was $239 thousand. Continued high levels of provision expense, resulting from the impact of the current economic downturn on the Company’s asset quality, and the increase in noninterest expenses, as described above, resulted in the pretax loss and the related income tax benefit in 2011 and 2010.   The effective tax rate for the year ended December 31, 2011 was (37.2)% compared to (39.1)% for the same period of 2010.

The Company reported net DTAs of $31.1 million and $7.4 million at December 31, 2011 and 2010, respectively. The increase is primarily the result of the fair market value adjustments related to the merger with Community Capital and $9.2 million in DTA acquired through the merger. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, we also consider projected asset quality, liquidity, our strong capital position, which could be leveraged to increase earning assets and generate taxable income, our growth plans and other relevant factors.   In addition, we also considered that our previous twelve quarters of financial results create a cumulative loss position, which is considered evidence under ASC 740 of the potential need for a valuation allowance. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we determined that as of December 31, 2011 and December 31, 2010 that it is more likely than not that we will be able to fully realize the existing DTA and therefore consider it appropriate not to establish a DTA valuation allowance at either December 31, 2011 or December 31, 2010. See Note 11 – Income Taxes to the Consolidated Financial Statements.

Financial Condition

Summary. Total assets at December 31, 2011 were $1.1 billion, an increase of $497 million, or 81%, over total assets of $616.1 million at December 31, 2010. This increase is primarily a result of the merger with Community Capital. During the year, cash and interest bearing balances increased $21.1 million, or 282%; investment securities available-for-sale increased $69.6 million, or 49%; net loans increased $361.5 million, or 93%; premises and equipment increased $20.0 million, or 448%; OREO increased $13.2 million; bank-owned life insurance increased $26.2 million; and our DTA increased $23.7 million.  The merger also led to $4.4 million of new goodwill and intangible assets. These asset increases were partially offset by a $57.9 million decrease in Federal funds sold during 2011.

Total liabilities at December 31, 2011 were $923.2 million, an increase of $484.2 million, or 110%, over total liabilities of $439.0 million at December 31, 2010.  This increase is, again, primarily a result of the merger with Community Capital. During the year, total deposits increased $438.8 million, or 108%; total borrowings increased $35.6 million, or 127%; and other liabilities increased $9.8 million, or 313%.  Total borrowings included $6.9 million in Tier 2 eligible subordinated debt at December 31, 2011 and 2010, and $5.4 million of Tier 1 eligible subordinated debt at December 31, 2011.

Total shareholders’ equity increased $13.0 million, or 7%, during the year to $190.1 million at December 31, 2011. This increase resulted from the issuance of 4,024,269 shares of Common Stock in connection with the merger with Community Capital and a $1.9 million increase in accumulated other comprehensive income from unrealized securities gains, net of $8.4 million in losses for the year. The closing price of the Common Stock on the day immediately prior to the closing date of the Community Capital merger was $3.85 per share, which led to approximately $15.5 million of equity being issued in conjunction with the merger.

Investment Securities and Other Interest-earning Assets. The Company’s investment portfolio consists of U.S. government agency securities, residential agency mortgage-backed securities, municipal securities and other debt instruments. All of the residential agency mortgage-backed securities held by the Company are backed by an agency of the U.S. government. All of the Company’s investment securities are categorized as available-for-sale. Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. At December 31, 2011, the market value of securities totaled $210.1 million, compared to $140.6 million at December 31, 2010. The increase in investment securities during 2011 is primarily due to the acquisition of the Community Capital investment portfolio.

The following table presents a summary of the fair value of investment securities available-for-sale at December 31:

Fair Value of Investment Portfolio

		%		%		%
	2011	of Total	2010	of Total	2009	of Total
	(Dollars in thousands)
U.S. Government agencies	$591	0%	$13,160	9%	$5,759	13%
Residential agency mortgage-backed securities (RMBS)	138,193	66%	52,399	37%	16,773	39%
Collateralized agency mortgage obligations (CMO)	53,440	26%	58,719	42%	3,221	8%
Municipal securities	17,517	8%	13,808	10%	13,884	33%
Corporate and other securities	405	0%	2,504	2%	2,930	7%
Total investment securities	$210,146	100%	$140,590	100%	$42,567	100%

The following table summarizes the maturity distribution schedule of the amortized cost of securities available-for-sale with corresponding weighted-average yields at December 31, 2011. Weighted-average yields for securities exempt from both Federal and state income taxes and Federal income taxes only have been computed on a fully taxable-equivalent basis using a statutory tax rate of 38.55%. The amount of tax-equivalent adjustment is $449 thousand and relates exclusively to municipal securities for the periods presented. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities for a variety of reasons, including the ability of issuers to call or prepay obligations and the ability of borrowers to prepay underlying mortgage collateral.

Contractual Maturities of Investment Portfolio - Amortized Cost

	Less than 1 year		1-5 years		5-10 years		Over 10 years		Total
December 31, 2011	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
U.S. Government agencies	$-	-	$523	4.05%	$-	-	$-	-	$523	4.05%
RMBS	-	-	-	-	6,194	2.00%	129,701	2.59%	135,895	2.56%
CMO	-	-	-	-	-		52,352	2.49%	52,352	2.49%
Municipal securities	137	1.96%	543	4.26%	-	-	15,505	6.94%	16,185	6.81%
Corporate and other securities	-	-	-	-	500	9.14%	-	-	500	9.14%
Total investment securities	$137	1.96%	$1,066	4.16%	$6,694	2.53%	$197,558	2.90%	$205,455	2.89%

At December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s total shareholders’ equity.

At December 31, 2011, the Company had $10.1 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $57.9 million in Federal funds and $5.0 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2010.

Loans. We consider asset quality to be of primary importance, and we employ a formal internal loan review process to ensure adherence to lending policies as approved by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with a total exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan’s structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, LTV, risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total exposure. Prior to December 31, 2010, we employed an approval system consisting of individual signature authorities, dual-signature authorities and a management-level loan committee. We revised the approval structure in early 2011 to rely more heavily on approvals from a management-level loan committee, which is responsible for approving all credits with $500 thousand or greater in cumulative related exposure.

Our loan underwriting policy contains LTV limits that are at or below levels required under regulatory guidance, when such guidance is available, including limitations for non-real estate collateral, such as accounts receivable, inventory and marketable securities. When applicable, we compare LTV with loan-to-cost guidelines and ultimately limit loan amounts to the lower of the two ratios. We also consider FICO scores and strive to uphold a high standard when extending loans to individuals. We have selectively reduced LTV limits in response to the current economic cycle. In particular, loans collateralized with 1-4 family properties have seen a reduction in their maximum LTV. We have not underwritten any subprime, hybrid, no-documentation or low-documentation products.

All acquisition, construction and development loans (commercial and consumer) are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time a construction and development loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Project status is reported regularly to senior management. Following the Public Offering, management significantly reduced the Company’s lending activities related to residential construction and development. Following the merger with Community Capital, management established common credit practices throughout the Company.

Our second mortgage exposure is primarily attributable to our HELOC portfolio, which totals approximately $93.0 million as of December 31, 2011, of which approximately 60% is secured by second mortgages and approximately 40% is secured by first mortgages. For HELOCs in North Carolina, which comprise the majority of the portfolio, we record a “Request for Copy of Notice of Sale” with the county in which the property is located. All loans are assigned an internal risk grade by the loan officer and monitored by the credit administration function in the same fashion as commercial loans. Aside from loan committee, loan review and watch list meetings, loans are also monitored for delinquency through bi-weekly past due meetings. As of December 31, 2011, there were no accruing delinquent HELOCs in our portfolio.

At December 31, 2011, total loans, net of deferred fees, increased $359.2 million, or 90%, to $759.0 million, compared to $399.8 million at December 31, 2010. The merger with Community Capital contributed approximately $388.4 million in loans at acquisition date, net of fair market value adjustments. The composition of the portfolio remained materially unchanged with the exception of owner-occupied commercial real estate loans which comprised 22% of the portfolio at December 31, 2011 compared to 14% at December 31, 2010; acquisition, construction and development loans which comprised 12% of the portfolio at December 31, 2011 compared to 22% at December 31, 2010; and residential mortgage loans which comprised 10% of the portfolio at December 31, 2011 compared to 5% at December 31, 2010.

The following table presents a summary of the loan portfolio at December 31:

Summary of Loans By Segment and Class

	December 31,
	2011	%	2010	%	2009	%	2008	%	2007	%
Commercial:
Commercial and industrial	$80,746	11%	$48,401	12%	$41,980	11%	$37,266	10%	$23,011	10%
Commercial real estate (CRE) -owner occupied	169,663	22%	55,089	14%	50,693	13%	29,734	8%	7,181	3%
CRE - investor income producing	194,460	26%	110,407	28%	112,508	28%	90,172	24%	55,759	25%
Acquisition, construction and development (AC&D)	92,349	12%	87,846	22%	100,668	25%	123,759	33%	88,666	39%
Other commercial	15,658	2%	3,225	1%	1,115	0%	257	0%	6,189	3%
Total commercial loans	552,876	73%	304,968	77%	306,964	77%	281,188	75%	180,806	80%

Consumer:
Residential mortgage	79,512	10%	21,716	5%	20,577	5%	13,916	4%	2,490	1%
Home equity lines of credit	90,408	12%	56,968	14%	52,026	13%	48,625	13%	25,829	11%
Residential construction	25,126	3%	9,051	2%	11,639	3%	19,873	6%	9,816	4%
Other loans to individuals	11,496	2%	7,245	2%	6,471	2%	7,888	2%	7,809	4%
Total consumer loans	206,542	27%	94,980	23%	90,713	23%	90,302	25%	45,944	20%
Total loans	759,418	100%	399,948	100%	397,677	100%	371,490	100%	226,750	100%
Deferred fees	(371)	0%	(119)	0%	(113)	0%	(218)	0%	(209)	0%
Total loans, net of deferred fees	$759,047	100%	$399,829	100%	$397,564	100%	$371,272	100%	$226,541	100%

The following table details loan maturities by loan class and interest rate type at December 31, 2011:

Loan Portfolio Maturities by Loan Class and Rate Type

December 31, 2011	Within One Year	One Year to Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$42,763	$36,718	$1,265	$80,746
CRE - owner-occupied	43,999	98,403	27,261	169,663
CRE - investor income producing	58,901	122,426	13,133	194,460
AC&D	53,424	30,668	8,257	92,349
Other commercial	3,505	9,701	2,452	15,658
Residential mortgages	18,986	23,301	37,225	79,512
Home equity lines of credit	624	27,643	62,141	90,408
Residential construction	14,623	9,602	901	25,126
Other loans to individuals	7,211	3,137	1,148	11,496
Total loans	$244,036	$361,599	$153,783	$759,418

Fixed interest rate	$141,094	$256,240	$36,056	$433,390
Variable interest rate	102,942	105,359	117,727	326,028
Total loans	$244,036	$361,599	$153,783	$759,418

Variable interest rate loans include commercial and business lines of credit, construction and development, HELOCs and some term loans. We had a total of $326.0 million in variable rate loans as of December 31, 2011, of which $183.8 million included an interest rate floor. Variable rate loans are indexed to a several indices, including (i) the prime rate as published in the Wall Street Journal; (ii) the London InterBank Offered Rate (“LIBOR”); (iii) the 1-year Treasury rate; and (iv) our internal Main Street Prime rate. In response to the declining interest rate environment, we began including interest rate floors to maintain a minimum level of return on an otherwise variable rate loan. During the underwriting process, analysts perform their analysis at the fully-indexed rate as well as a “stressed” rate to identify payment capacity in a rising rate environment.

Allowance for Loan Losses. The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. Due to the current economic downturn, the U.S. banking industry has experienced significant financial challenges over the last three years, including high loan losses, particularly on loans associated with residential real estate. The Company’s senior management works closely with our risk management group to ensure that adequate resources are in place to proactively manage through the current slowdown in the real estate market and overall economy. This includes a commitment to identifying problem loans, assessing the situation and moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project and the borrower’s commitment to working with the Company to achieve an acceptable resolution of the credit.

 The Company’s Allowance for Loan and Lease Losses Committee (the “Allowance Committee”) is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and Audit Committee in developing and achieving the Company’s allowance methodology and practices. The Company introduced certain enhancements to the quantitative component of our allowance methodology during the fourth quarter of 2011. The full allowance methodology, which includes three components, is described below:

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

2)           Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. Given the limited operating history of the Company, prior to the fourth quarter of 2011, this component of the allowance for loan losses was based on the historical loss experience of comparable institutions. This comparable institution loss experience was obtained by surveying peer group institutions, which include North Carolina-based community banks that management believes originate similar types of loans to those originated by the Company, as supplemented by discussions with peers and industry professionals. The estimated historical loss rates were grouped into loans with similar risk characteristics by utilizing the Company’s internal risk grades applied on a consistent basis across all loan types.

During the fourth quarter of 2011, the Company introduced two enhancements to this component of the allowance. First, management completed its previously disclosed project to collect and evaluate internal loan loss data and now incorporates our own historical loss experience in this component. Management anticipates updating that historical loss experience in each future reporting period. Second, the new methodology now segregates loans by product type in addition to the previous segregation by internal risk grade. The Company utilizes average historical losses over the prior eight quarters in evaluating this component for all loan types other than HELOC, for which a four-quarter horizon is utilized to capture a higher average loss rate and thereby better represent management’s estimate of losses inherent in that portfolio.

3)           Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. The Company introduced the first qualitative factor in its allowance methodology during the first quarter of 2010, reflecting management’s judgment that historical peer group data did not appropriately recognize loss content in the portfolio given an uncertain economic outlook. During the third quarter of 2010, the Company enhanced its qualitative component by specifying six environmental factors for inclusion in its allowance methodology, as follow:

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

Each of these six factors was ranked as being “Low,” “Moderate,” “High,” or “Very High” on a scale ranging from 0.05% to 0.15% of outstanding performing loans for the first three factors, and from 0.025% to 0.10% of outstanding performing loans on the last three factors. The reserve percentages for each of the six factors were derived from available industry information combined with management judgment, considering both trends and absolute levels of such factors, if applicable. At December 31, 2010, management’s aggregate estimate for environmental factors was 0.525% of performing loans, or $1.9 million.

During the fourth quarter of 2011, the Company enhanced its methodology for the qualitative component. The methodology now considers each of the six environmental factors by loan product type, rather than at the aggregate loan portfolio level. The methodology also considers the risk grade-based loss experience of comparable institutions, as described above, to provide an alternative forward-looking perspective. At December 31, 2011, this qualitative component of the allowance was $964 thousand, or 0.25% of outstanding performing loans (excluding acquired performing loans). The following is a breakdown of the qualitative component, by loan product type, and its contribution to the aggregate qualitative component of the allowance.

	Qualitative Allocation
	Amount	% of Non-impaired Loans

Commercial:
Commercial and industrial	$(276)	-0.49%
CRE - owner-occupied	632	0.93%
CRE - investor income producing	1,168	0.93%
AC&D	(756)	-1.87%
Other commercial	17	1.28%
Consumer:
Residential mortgage	127	0.68%
Home equity lines of credit	-	0.00%
Residential construction	-	0.00%
Other loans to individuals	45	0.63%
Loan fees	7	1.30%
	$964	0.25%

Management believes these enhancements both strengthen the granularity of our allowance methodology and broaden its perspective. The enhanced methodology did not have a material impact on the estimated allowance at December 31, 2011 compared to estimates that would have been produced under the previous methodology.

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

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance for loan losses as a percentage of total loans decreased to 1.34% at December 31, 2011 from 3.11% at December 31, 2010. The decrease in the allowance is a result of both improvement in portfolio trends and the merger with Community Capital. In accordance with GAAP, loans acquired from Community Capital were adjusted to reflect estimated fair market value on the date of merger and the associated allowance for loan losses was eliminated. The Company had net charge-offs of $11.7 million in 2011 compared to $12.0 million in 2010.

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

The following table presents a summary of changes in the allowance for loan losses and includes information regarding charge-offs, and selected coverage ratios for the years ended December 31:

Allowance for Loan Losses

	December 31,
	2011	2010	2009	2008	2007

Balance, beginning of period	$12,424	$7,402	$5,568	$3,398	$640
Provision for loan losses	9,385	17,005	3,272	2,544	2,758

Charge-offs:
Commercial:
Commercial and industrial	$(778)	$(1,338)	$(8)	$-	$-
CRE - owner-occupied	(194)	(105)	-	-	-
CRE - investor income producing	(136)	(840)	-	-	-
AC&D	(7,254)	(7,752)	(631)	(374)	-
Other commercial	(2,168)	-	-	-	-
Consumer:
Residential mortgage	(571)	(154)	(720)	-	-
Home equity lines of credit	(1,762)	(1,496)	(33)	-	-
Residential construction	(222)	(347)	-	-	-
Other loans to individuals	-	(10)	(46)	-	-

Total Charge-offs	(13,085)	(12,042)	(1,438)	(374)	-

Recoveries:
Commercial:
Commercial and industrial	$265	$2	$-	$-	$-
CRE - owner-occupied	3	16	-	-	-
CRE - investor income producing	178	1	-	-	-
AC&D	936	35	-	-	-
Other commercial	-	-	-	-	-
Consumer:
Residential mortgage	4	4	-	-	-
Home equity lines of credit	4	1	-	-	-
Residential construction	-	-	-	-	-
Other loans to individuals	40	-	-	-	-
Total Recoveries	1,430	59	-	-	-

Net charge-offs	(11,655)	(11,983)	(1,438)	(374)	-

Balance, end of period	$10,154	$12,424	$7,402	$5,568	$3,398

Net charge-offs to total loans	1.53%	3.00%	0.36%	0.10%	0.00%

Allowance for loan losses to total loans	1.34%	3.11%	1.86%	1.50%	1.50%

The following table presents the allocation of the allowance for loan losses by category for the years ended December 31:

Allocation of the Allowance for Loan Losses

	December 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial:
Commercial and industrial	$703	11%	$896	12%	$529	11%	$-	10%	$-	10%
CRE - owner-occupied	2,106	22%	1,061	14%	627	13%	-	8%	-	3%
CRE - investor income producing	740	26%	2,105	28%	1,496	28%	-	24%	-	25%
AC&D	3,882	12%	4,695	22%	3,149	25%	-	33%	-	39%
Other commercial	17	2%	408	1%	-	0%	-	0%	-	3%

Consumer:
Residential mortgage	310	10%	320	5%	547	5%	-	4%	-	1%
Home equity lines of credit	1,898	12%	871	14%	835	13%	-	13%	-	11%
Residential construction	455	3%	98	2%	144	3%	-	6%	-	4%
Other loans to individuals	43	2%	86	2%	75	2%	-	2%	-	4%
Unallocated	-	0%	1,884	0%	-	0%	5,568	0%	3,398	0%
	$10,154	100%	$12,424	100%	$7,402	100%	$5,568	100%	$3,398	100%

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. These estimated credit losses were not material at December 31, 2011 and 2010.

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, accruing TDRs, accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, totaled $36.2 million at December 31, 2011 compared to $43.3 million and $4.2 million at December 31, 2010 and 2009, respectively. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $21.9 million, or 52.0%, to $20.2 million, or 2.61% of total loans and OREO at December 31, 2011, compared to $42.1 million, or 10.53% of total loans and OREO, at December 31, 2010.

Nonaccrual loans decreased $21.9 million, or 52.0%, in 2011 compared to prior years as a result of the implementation of programs to specifically address borrower capacity and willingness to pay and efficiently move properties to OREO. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At December 31, 2011, nonaccrual TDR loans were $6.9 million and had no recorded allowance. At December 31, 2010, nonaccrual TDR loans were $24.9 million and had a recorded allowance of $2.4 million. Accruing TDRs totaled $4.0 million at December 31, 2011, and $1.2 million at December 31, 2010.

We grade loans with a risk grade scale of 1 through 9, with grades 1 through 5 representing “pass” loans, and grades 6, 7, 8, and 9 representing “special mention,” “substandard,” “doubtful,” and “loss” credit grades, respectively. Loans are reviewed on a regular basis internally, and at least annually by an external loan review group, to ensure loans are graded appropriately. Credits are reviewed for past due trends, declining cash flows, significant decline in collateral value, weakened guarantor financial strength, management concerns, market conditions and other factors that could jeopardize the repayment performance of the loan. Documentation deficiencies including collateral perfection and outdated or inadequate financial information are also considered in grading loans.

All loans graded 6 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the loan and risk committee of the board of directors monthly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Due to unfavorable economic conditions, we currently include a special review of all grade 5 loans greater than $250 thousand in our watch list committee. Impairment analyses are performed on all loans graded “substandard” (risk grade of 7 or worse) and selected other loans as deemed appropriate. At December 31, 2011, we maintained “watch loans” totaling $176.6 million, compared to $73.3 million and $36.0 million at December 31, 2010 and 2009, respectively. Approximately $104.0 million of the watch loans at December 31, 2011 are acquired loans. Currently all loans on our watch list carry a risk grade of 5 or worse. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served. It is our general policy to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected.

Interest that would have been recorded on nonaccrual loans for the years ended December 31, 2011, 2010 and 2009, had they performed in accordance with their original terms, totaled $1.2 million, $275 thousand and $70 thousand, respectively. Interest income collected on loans that went to nonaccrual included in the results of operations for 2011, 2010 and 2009 which were still accruing prior to that time totaled $311 thousand, $1.5 million and $95 thousand, respectively.

We employ one of three potential methods to determine the fair value of impaired loans.

1) Fair value of collateral method. This is the most common method and is used when the loan is collateral dependent. In most cases, we will obtain an “as is” appraisal from a third-party appraisal group. The fair value from that appraisal may be adjusted downward for liquidation discounts for foreclosure or quick sale scenarios, as well as any applicable selling costs.

2) Cash flow method. This method is used when the loan is not collateral dependent and involves the calculation of the net present value of the expected future cash flow from the loan, discounted at the original interest rate of the loan.

3) Loan market value method. This is the method used least often by us. Fair value is based on the offering price from a note buyer, in either the local community or a national loan sale advisor.

With respect to nonaccrual commercial and consumer acquisition, construction and development loans, we typically utilize an “as-is,” or “discounted,” value to determine an appropriate fair value. When appraising projects with an expected cash flow to be received over a period of time, such as acquisition and development/land development loans, fair value is determined using a discounted cash flow methodology. We also account for expected selling cost when determining an appropriate property value.

Prior to being discontinued in the second half of 2010, our underwriting policy permitted interest reserves to be partially or fully funded by loan proceeds as a means to support acquisition, construction and development loans. As of December 31, 2011, there were no acquisition, construction and development loans kept current with bank-funded reserves.

At December 31, 2011, OREO totaled $14.4 million all of which is recorded at values based on our most recent appraisals. At December 31, 2010, OREO was $1.2 million. The increase in OREO from 2010 is due to nonperforming loans migrating to OREO and $9.8 million in OREO acquired from Community Capital (of which $7.8 million existed at the date of merger).

The following table summarizes nonperforming assets at December 31:

Nonperforming Assets

	December 31,
	2011	2010	2009	2008	2007

Nonaccrual loans	$16,256	$40,911	$2,688	$-	$-
Past due 90 days or more and accruing	-	-	-	-	-
Troubled debt restructuring	3,972	1,198	-	-	-
Total nonperforming loans	20,228	42,109	2,688	-	-
OREO	14,403	1,246	1,550	1,431	-
Loans held for sale	1,560	-	-	-	-
Total nonperforming assets	$36,191	$43,355	$4,238	$1,431	$-

PCI loans:
Outstanding customer balance	$106,688	$-	$-	$-	$-
Carrying amount	63,818	-	-	-	-

Nonperforming loans to total loans and OREO	2.61%	10.53%	0.68%	0.00%	0.00%

Nonperforming assets to total assets	3.25%	7.04%	0.89%	0.33%	0.00%

Allowance for loan losses to nonperforming assets	28.06%	28.66%	175.00%	389.00%	0.00%

Deposits. We offer a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts and certificates of deposit at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We regularly evaluate the internal cost of funds, surveys rates offered by competing institutions, review our cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.

Total deposits at December 31, 2011 were $846.6 million, an increase of $438.8 million, or 107.6%, from December 31, 2010. Average deposits for 2011 were $475.5 million, an increase of $69.3 million, or 17.1%, from 2010. The merger with Community Capital in  November 2011 contributed $79.1 million of the increase, offset by declines in the time deposit portfolio as a result of a focus on reducing brokered deposits and the competitive rate environment for core time deposits. Brokered deposits remain attractive, however, given their relatively lower interest costs and will continue to be selectively utilized by us.

The following table sets forth our average balance of deposit accounts for the years ended December 31 and the average cost for each category of deposit:

Average Deposits and Costs

	2011			2010			2009
	Average Balance	% of Total	Average Cost	Average Balance	% of Total	Average Cost	Average Balance	% of Total	Average Cost
	(Dollars in thousands)
Demand deposits	$82,087	17%	0.04%	$40,293	10%	0.02%	$30,244	8%	0.02%
Savings and money market	119,620	25%	0.59%	50,954	12%	0.78%	42,249	11%	0.82%
Time deposits - core	175,929	37%	1.34%	189,841	47%	1.90%	146,109	38%	2.80%
Time deposits - brokered	97,894	21%	1.69%	125,123	31%	1.80%	161,331	43%	2.41%
Total deposits	$475,530	100%	1.00%	$406,211	100%	1.55%	$379,933	100%	2.19%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2011
:
Maturities of Time Deposits

December 31, 2011	Within 3 Months	3-6 Months	6-12 Months	1-5 Years	>5 Years	Total
	(Dollars in thousands)
Time deposits of $100,000 or more	$44,619	$35,501	$72,458	$85,909	$-	$238,487
Other time deposits	39,263	33,961	43,022	15,260	24	131,530
Total time deposits	$83,882	$69,462	$115,480	$101,169	$24	$370,017

Borrowings. Borrowings totaled $62.1 million at December 31, 2011 compared to $27.8 million at December 31, 2010 and $33.9  million at December 31, 2009. During 2011, as a result of the merger with Community Capital, we acquired $5.4 million of subordinated debt ($10.3 million before fair value adjustments). We borrowed an additional $20 million from the FHLB to purchase available-for-sale investment securities during 2011. During 2009, the Bank raised $6.9 million through a subordinated debt offering.

The following table details short and long-term borrowings at December 31:

Schedule of Borrowed Funds

	2011	% Change From Prior Year	2010	% Change From Prior Year	2009
Short-term:	(Dollars in thousands)
Repurchase agreements	$1,295	48.2%	$874	-56.1%	$1,989
Federal funds purchased	8,470	100.0%	-	-	-
Federal Home Loan Bank advances	-	-	-	-100.0%	5,000
Total short-term	9,765	1017.3%	874	-87.5%	6,989

Long-term:
Federal Home Loan Bank advances	40,000	100.0%	20,000	0.0%	20,000
Subordinated debt	12,296	78.3%	6,895	0.0%	6,895
Total long-term	52,296	94.4%	26,895	0.0%	26,895

Total borrowed funds	$62,061	123.5%	$27,769	-18.0%	$33,884

The following table details balances outstanding related to short-term borrowings at December 31 and annual information for the years presented:

Short-Term Borrowings

	Balance at Year end	Weighted Average Interest Rate at Year End	Maximum Amount Outstanding During Year	Average Daily Balance Outstanding During Year	Average Annual Interest Rate Paid
2011	(Dollars in thousands)
Repurchase agreements	$1,295	0.15%	$2,670	$1,316	0.15%
Federal funds purchased	8,470	0.09%	8,910	102	0.82%
Total	$9,765	0.24%

2010
Repurchase agreements	$874	0.15%	$4,722	$2,351	0.12%
Federal funds purchased	-	-	26	1	0.09%
Federal Home Loan Bank	-	-	5,000	2,110	0.31%
Total	$874	0.15%

2009
Repurchase agreements	$1,989	0.15%	$5,883	$2,614	0.15%
Federal funds purchased	-	-	2,503	16	0.69%
Federal Home Loan Bank	5,000	0.25%	5,000	5,000	0.43%
Total	$6,989	0.40%

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. Management strives to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of Federal funds sold. Liquidity is governed by an asset/liability policy approved by the board of directors and administered by an internal Senior Management Risk Committee (the “Committee”). The Committee reports monthly asset/liability related matters to the Loan and Risk Committee of the board of directors.

Our internal liquidity ratio (total liquid assets divided by net deposits and short-term liabilities) at December 31, 2011 was 28.8% compared to 50.5% at December 31, 2010. Both ratios exceeded our minimum internal target of 10%. In addition, at December 31, 2011, we had an additional $61.1 million of credit available from the FHLB, $33.2 million from the Federal Reserve Discount Window, and available lines totaling $76.5 million from correspondent banks.

At December 31, 2011, we had $115.0 million of pre-approved but unused lines of credit and $4.8 million of standby letters of credit and financial guarantees. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on December 31, 2011 was $190.1 million, compared to $177.1 million at December 31, 2010. The $13.0 million increase was primarily the result of the issuance of 4,024,269 shares of Common Stock in connection with the merger with Community Capital based on the $3.85 per share closing price on October 31, 2011, in addition to an increase in share-based compensation of $1.1 million and a $500 thousand increased net loss offset by an improved unrealized holding gain on availible-for-sale securities of $5.3 million.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk weighted assets. The risk based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1 capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At December 31, 2011, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of federal regulatory requirements.

 Actual and required capital levels at December 31 for each of the past 3 years are presented below:
				Regulatory Minimums
	December 31			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions
	2011	2010*	2009*	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$160,122	$173,395	$44,876
Tier 2 capital	17,049	12,373	12,184

Total capital	$177,171	$185,768	$57,060

Risk-adjusted average assets	$819,762	$431,324	$421,018

Average assets	$901,067	$633,007	$477,426

Risk-based capital ratios
Tier 1 capital	19.53%	40.20%	10.66%	4.00%	6.00%
Total capital	21.61%	43.07%	13.55%	8.00%	10.00%
Tier 1 leverage ratio	17.77%	27.39%	9.40%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$100,147	$173,395	$44,876
Tier 2 capital	16,998	12,373	12,184

Total capital	$117,145	$185,768	$57,060

Risk-adjusted average assets	$808,163	$431,324	$421,018

Average assets	$646,846	$633,007	$477,426

Risk-based capital ratios
Tier 1 capital	12.39%	40.20%	10.66%	4.00%	6.00%
Total capital	14.50%	43.07%	13.55%	8.00%	10.00%
Tier 1 leverage ratio	15.48%	27.39%	9.40%	4.00%	5.00%

* The consolidated capital ratios presented herein, as of December 31, 2010 and 2009, are those of the Bank, prior to the effectiveness of the Reorganization on January 1, 2011.

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

The following table summarizes our significant fixed and determinable contractual obligations at December 31, 2011:

Contractual Obligations

December 31, 2011	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Time deposits	$268,824	$100,671	$498	$24	$370,017
Deposits without a stated maturity	476,620	-	-	-	476,620
Repurchase agreements	1,295	-	-	-	1,295
FHLB advances	-	20,000	20,000	-	40,000
Subordinated debt	-	-	-	12,296	12,296
Operating lease obligations	876	1,818	1,523	461	4,678
Total	$747,615	$122,489	$22,021	$12,781	$904,906

Information about our off-balance sheet risk exposure is presented in Note 14 – Off-Balance Sheet Risk to the Consolidated Financial Statements. At December 31, 2011, we had $115.0 million of pre-approved but unused lines of credit and $4.8 million of standby letters of credit and financial guarantees. As part of ongoing business, we currently do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In connection with our Public Offering, the Bank issued 23,100,000 shares of common stock at $6.50 per share, for a gross aggregate offering price of $150.2 million. We incurred underwriting fees of $6.0 million and related expenses of $0.9 million resulting in net proceeds of $143.2 million being received by the Bank. Additional underwriting fees equal to $3.0 million will be payable in the future if the common stock price closes at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. A liability for the contingent underwriting fees of $3.0 million has been accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2011 and 2010.

Impact of Inflation and Changing Prices

As a financial institution, we have an asset and liability make-up that is distinctly different from that of an entity with substantial investments in plant and inventory because the major portions of a commercial bank’s assets are monetary in nature. As a result, our performance may be significantly influenced by changes in interest rates. Although we and the banking industry are more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Interest Rate Sensitivity

The Committee actively evaluates and manages interest rate risk using a process developed by the Company. The Committee is also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.

The primary measures that management uses to evaluate short-term interest rate risk include (i) cumulative gap summary, which measures potential changes in cash flows should interest rates rise or fall; (ii) net interest income at risk, which projects the impact of different interest rate scenarios on net interest income over one-year and two-year time horizons; (iii) net income at risk, which projects the impact of different interest rate scenarios on net income over one-year and two-year time horizons; and (iv) economic value of equity at risk, which measures potential long-term risk in the balance sheet by valuing our assets and liabilities at “market” under different interest rate scenarios.

These measures have historically been calculated under a simulation model prepared by an independent correspondent bank assuming incremental 100 basis point shocks (or immediate shifts) in interest rates up to a total increase or decrease of 300 basis points. These simulations estimate the impact that various changes in the overall level of interest rates over a one- and two-year time horizon have on net interest income. The results help us develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. Management believes that the assumptions are reasonable, both individually and in the aggregate. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure. The overall interest rate risk management process is subject to annual review by an outside professional services firm to ascertain its effectiveness as required by Federal regulations.

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 30.0% over the next twelve months. We currently operate well within these guidelines. However, the current interest rate environment creates an unusual scenario; specifically, our earnings may be negatively impacted by either a significant increase or decrease in short-term interest rates. As of December 31, 2011, based on the results of this simulation model, we could expect net interest income to decrease by approximately 4.4% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. This decrease results from our cost of interest-bearing liabilities, which was 1.36% for the twelve months ended December 31, 2011, being unable to fully benefit from a 300 basis point decline in rates, while our yield on interest-earning assets, which was 4.01% for the period, could suffer from the full decline. Concurrently, if short term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 8.5% over twelve months given that the Company is currently in a slight liability sensitive position. As of December 31, 2010, we expected net interest income to decrease by approximately 4.8% over twelve months if short-term rates immediately decreased 300 basis points which was unlikely based on the rate levels at that time. Conversely, if short-term interset rates increased 300 basis points, net interest income was expected to increase by approximately 6.6% over twelve months.

We use multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. In May 2011, our interest rate swap that was accounted for as a cash flow hedge terminated. The swap had a notional amount of $40 million that was purchased on May 16, 2008 to protect us from falling rates. We received a fixed rate of 6.22% for a period of three years, and paid the prime rate for the same period. At December 31, 2010, the unrealized gain on this instrument was $282 thousand. During the years ended December 31, 2011, 2010 and 2009, we recorded $441 thousand, $1.2 million and $1.2 million of income from this instrument.

We have entered into seven loan swaps accounted for as fair value hedges, as of December 31, 2011. The total original notional amount of these swaps was $17.4 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(645) thousand and $(560) thousand at December 2011 and 2010, respectively. We recorded interest expense on these loan swaps of $372 thousand, $342 thousand and $354 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition, income from a swap that was terminated in early 2008 of $353 thousand and $852 thousand was recorded during the years ended December 2010 and 2009, respectively.

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

See Note 15 – Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for further discussion on our derivative financial instruments and hedging activities.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At December 31, 2011, our cumulative one year gap was $(20.0) million, or -3.2% of total assets, indicating a net liability-sensitive position that is well within the policy guideline set by our asset-liability committee of 35%.

The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2011. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

At December 31, 2011	Within Three Months	Three Months to One Year	One Year to Five Years	After Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$10,115	$-	$-	$-	$10,115
Federal funds sold	-	-	-	-	-
Securities	9,168	29,032	98,812	73,134	210,146
Loans	347,007	167,849	234,756	9,435	759,047
Total interest-earning assets	366,290	196,881	333,568	82,569	979,308

Interest-bearing liabilities:
Demand deposits	3,846	-	8,789	5,904	18,539
MMDA and savings	315,429	-	-	-	315,429
Time deposits	80,425	185,114	104,454	24	370,017
Short term borrowings	9,765	-	-	-	9,765
Long term borrowings	-	5,401	40,000	6,895	52,296
Total interest-bearing liabilities	409,465	190,515	153,243	12,823	766,046

Derivatives	16,834	-	(13,238)	(3,596)	-

Interest sensitivity gap	$(26,341)	$6,366	$167,087	$66,150	$213,262
Cumulative interest sensitivity gap	$(26,341)	$(19,975)	$147,112	$213,262

Percentage of total assets		-3.24%

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Park Sterling Corporation
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Park Sterling Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Sterling Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
March 14, 2012

PARK STERLING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS

Cash and due from banks	$18,426	$2,433
Interest-earning balances at banks	10,115	5,040
Federal funds sold	-	57,905
Investment securities available-for-sale, at fair value	210,146	140,590
Nonmarketable equity securities	8,510	1,757
Loans held for sale	6,254	-
Loans	759,047	399,829
Allowance for loan losses	(10,154)	(12,424)
Net loans	748,893	387,405

Premises and equipment, net	24,515	4,477
Accrued interest receivable	3,216	1,640
Other real estate owned	14,403	1,246
Bank-owned life insurance	26,223	-
Goodwill	428	-
Core deposit intangible	4,022	-
Deferred tax asset	31,131	7,437
Other assets	6,940	6,178

Total assets	$1,113,222	$616,108

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$142,652	$36,333
Money market, NOW and savings deposits	333,968	71,666
Time deposits of less than $100,000	131,530	78,242
Time deposits of $100,000 through $250,000	81,976	79,020
Time deposits of more than $250,000	156,511	142,559
Total deposits	846,637	407,820

Short-term borrowings	9,765	874
FHLB advances	40,000	20,000
Subordinated debt	12,296	6,895
Accrued interest payable	1,561	290
Accrued expenses and other liabilities	12,909	3,128
Total liabilities	923,168	439,007

Commitments (Notes 13 and 14)

Shareholders' equity:
Preferred stock, no par value 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common stock, $1.00 par value 200,000,000 shares authorized at December 31, 2011 and 2010; 32,643,627 and 28,051,098 shares issued and outstanding at December 31, 2011 and 2010, respectively	32,644	28,051
Additional paid-in capital	172,390	159,489
Accumulated deficit	(17,860)	(9,501)
Accumulated other comprehensive income (loss)	2,880	(938)
Total shareholders' equity	190,054	177,101

Total liabilities and shareholders' equity	$1,113,222	$616,108

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$21,776	$20,260	$19,710
Federal funds sold	90	107	41
Taxable investment securities	2,883	1,567	1,365
Tax-exempt investment securities	716	642	533
Interest on deposits at banks	99	66	19
Total interest income	25,564	22,642	21,668

Interest expense
Money market, NOW and savings deposits	743	408	353
Time deposits	4,011	5,869	7,968
Short-term borrowings	3	9	25
FHLB Advances	557	563	565
Subordinated debt	855	758	379
Total interest expense	6,169	7,607	9,290
Net interest income	19,395	15,035	12,378

Provision for loan losses	9,385	17,005	3,272
Net interest income (loss) after provision for loan losses	10,010	(1,970)	9,106

Noninterest income
Service charges on deposit accounts	315	66	38
Income from fiduciary activities	418	-	-
Commissions from sales of mutual funds	29	-	-
Gain on sale of securities available-for-sale	20	19	349
Mortgage banking income	297	-	-
Income from bank-owned life insurance	248	-	-
Other than temporary securities impairment loss	-	-	(698)
Other noninterest income	320	41	18
Total noninterest income (loss)	1,647	126	(293)

Noninterest expense
Salaries and employee benefits	14,778	6,442	4,723
Occupancy and equipment	1,588	916	820
Advertising and promotion	372	287	236
Legal and professional fees	2,738	445	212
Deposit charges and FDIC insurance	733	728	965
Data processing and outside service fees	794	411	395
Director fees	225	392	-
Core deposit intangible amortization	68	-	-
Net cost of operation of other real estate owned	829	411	161
Loan and collection expense	630	224	59
Postage and supplies	423	145	107
Other tax expenses	303	95	84
Other noninterest expense	1,479	557	235
Total noninterest expense	24,960	11,053	7,997

Income (loss) before income taxes	(13,303)	(12,897)	816

Income tax (benefit) expense	(4,944)	(5,038)	239

Net income (loss)	$(8,359)	$(7,859)	$577

Basic earnings (loss) per common share	$(0.29)	$(0.58)	$0.12

Diluted earnings (loss) per common share	$(0.29)	$(0.58)	$0.12

Weighted-average common shares outstanding
Basic	28,723,647	13,558,221	4,951,098
Diluted	28,723,647	13,558,221	4,951,098

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
December 31, 2011, 2010 and 2009

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
	(Dollars in thousands, except share amounts)
Balance at December 31, 2008	4,951,098	$4,951	$40,926	$(2,219)	$2,039	$45,697

Share-based compensation expense	-	-	642	-	-	642

Comprehensive loss:
Net income	-	-	-	577	-	577
Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	261	261
Unrealized holding losses on interest rate swaps, net of taxes	-	-	-	-	(1,082)	(1,082)

Total comprehensive loss	-	-	-	-	-	(244)

Balance at December 31, 2009	4,951,098	4,951	41,568	(1,642)	1,218	46,095

Issuance of common stock, net of costs	23,100,000	23,100	117,111	-	-	140,211

Share-based compensation expense	-	-	810	-	-	810

Comprehensive loss:
Net loss	-	-	-	(7,859)	-	(7,859)
Unrealized holding losses on available-for-sale securities, net of taxes	-	-	-	-	(1,515)	(1,515)
Unrealized holding losses on interest rate swaps, net of taxes	-	-	-	-	(641)	(641)

Total comprehensive loss	-	-	-	-	-	(10,015)

Balance at December 31, 2010	28,051,098	28,051	159,489	(9,501)	(938)	177,101

Issuance of restricted stock grants	568,260	568	(568)	-	-	-

Share-based compensation expense	-	-	1,930	-	-	1,930

Shares issued for Community Capital Corporation merger	4,024,269	4,025	11,539	-	-	15,564

Comprehensive income (loss):
Net loss	-	-	-	(8,359)	-	(8,359)
Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	3,818	3,818

Total comprehensive loss	-	-	-	-	-	(4,541)

Balance at December 31, 2011	32,643,627	$32,644	$172,390	$(17,860)	$2,880	$190,054

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(8,359)	$(7,859)	$577
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,920	1,008	563
Provision for loan losses	9,385	17,005	3,272
Stock option expense	1,930	810	643
Income on termination of swap	-	(353)	(852)
Deferred income taxes	(4,944)	(3,190)	(574)
Net gains on sales of investment securities available-for-sale	(20)	(19)	(349)
Net loss on sales of fixed assets	69	-	-
Net (gains) losses on sales of other real estate owned	(181)	343	15
Writedowns of other real estate owned	713	-	-
Income from bank owned life insurance	(248)	-	-
Other than temporary securities impairment loss	-	-	698
Proceeds of loans held for sale	9,705	-	-
Disbursements for loans held for sale	(9,255)	-	-
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	167	(26)	(296)
(Increase) decrease in other assets	602	(2,363)	(3,632)
Decrease in accrued interest payable	(611)	(146)	(1,163)
Increase (decrease) in accrued expenses and other liabilities	970	3,086	(169)
Net cash provided by (used for) operating activities	1,843	8,296	(1,267)

Cash flows from investing activities
Net increase in loans	(503)	(17,118)	(28,764)
Purchases of premises and equipment	(1,478)	(217)	(100)
Proceeds from disposals of premises and equipment	25	51	-
Purchases of investment securities available-for-sale	(87,864)	(117,000)	(26,026)
Proceeds from sales of investment securities available-for-sale	24,326	2,155	11,490
Proceeds from maturities and call of investment securities available-for-sale	44,347	13,727	3,761
Improvements to other real estate owned	-	(93)	(432)
Proceeds from sale of other real estate owned	5,122	2,918	1,227
Net redemptions (purchases) of nonmarketable equity securities	1,800	139	(327)
Purchase of bank owned life insurance	(8,000)	-	-
Acquisition of Community Capital, net of cash paid	83,896	-	-
Purchase of other assets	-	-	(65)
Net cash provided by (used for) investing activities	61,671	(115,438)	(39,236)

Cash flows from financing activities
Net increase (decrease) in deposits	(28,208)	15,187	41,306
Net increase (decrease) in short-term borrowings	8,891	(6,115)	(972)
Repayments of long-term borrowings	(81,034)	-	-
Proceeds from issuance of subordinated debt	-	-	6,895
Proceeds from issuance of common stock, net of costs	-	140,211	-
Net cash provided by (used for) financing activities	(100,351)	149,283	47,229

Net increase in cash and cash equivalents	(36,837)	42,141	6,726

Cash and cash equivalents, beginning	65,378	23,237	16,511

Cash and cash equivalents, ending	$28,541	$65,378	$23,237

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,898	$7,753	$10,453
Cash paid for income taxes	-	950	2,105

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$3,818	$(1,515)	$261
Change in unrealized loss on interest rate swaps, net of tax	-	(641)	(1,082)
Loans transferred to other real estate owned	11,059	2,864	982

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 1 – ORGANIZATION AND OPERATIONS

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act. On January 1, 2011, the Company acquired all of the outstanding stock of the Bank in a statutory exchange transaction (the “Reorganization”). Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. The information in the consolidated financial statements and accompanying notes for all periods prior to January 1, 2011 is that of the Bank on a stand-alone basis.

The Bank was incorporated on September 8, 2006, as a North Carolina-chartered commercial bank and began operations in October 2006. The Bank’s primary focus is to provide banking services to small and mid-sized businesses, owner-occupied and income producing real estate owners, institutions, professionals and other customers doing business or residing within its target markets. The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”) and the State of North Carolina Office of the Commissioner of Banks (the “NC Commissioner”). The Bank undergoes periodic examinations by those regulatory authorities.

 On August 18, 2010, the Bank consummated the issuance and sale of 23,100,000 shares of common stock at $6.50 per share, for a gross aggregate offering price of $150.2 million (the “Public Offering”). The Bank incurred underwriting fees of $6.0 million and related expenses of $0.9 million, resulting in net proceeds of $143.2 million being received by the Bank, of which $140.2 was recorded in shareholders’ equity. Additional underwriting fees equal to $3.0 million will be payable in the future if the Bank’s common stock price closes at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. A liability for the $3.0 million contingent underwriting fees has been accrued and is included in other liabilities in the accompanying consolidated balance sheets at December 31, 2011 and 2010.

 On November 1, 2011, Community Capital Corporation (“Community Capital”) was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of March 30, 2011. Under the terms of the merger agreement, Community Capital shareholders received either $3.30 in cash or 0.6667 of a share of the Company’s Common Stock, par value $1.00 per share (“Common Stock”), for each share of Community Capital common stock they owned immediately prior to the merger, subject to the limitation that the total consideration would consist of 40.0% in cash and 60.0% in Common Stock. The merger was structured to be tax-free to Community Capital shareholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles ("GAAP") and prevailing practices within the banking industry. The consolidated financial statements include the accounts of the Bank and the Company, although as the Company had no operations prior to January 1, 2011, information presented for periods prior to that date is that of the Bank on a stand-alone basis.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, realization of deferred tax assets and the fair value of financial instruments and other accounts.

Reclassifications - Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2011 presentation. The reclassification had no effect on net income (loss), comprehensive income (loss) or shareholders’ equity as previously reported.

Business Combination – A business combination occurs when the Company acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities.  Business combinations are affected through the transfer of consideration of cash and common stock.  The assets and liabilities of the acquired entity are recorded at their respective fair values as of the closing date of the merger.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair values becomes available.  The results of operations of an acquired entity are included in our consolidated results from the closing date of the merger, and prior periods are not restated.  Business combinations are accounted for using the acquisition method.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Cash and Cash Equivalents - For the purpose of presentation in the statement of cash flows, cash and cash equivalents include cash and due from banks, interest-earning balances at banks and Federal funds sold. Generally, Federal funds sold are repurchased the following day.

Investment Securities - Investment securities available-for-sale are reported at fair value and consist of debt instruments that are not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses, net of applicable taxes, on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method and are recorded on a trade date basis. Declines in the fair value of individual available-for-sale securities below their amortized cost that are other than temporary impairments would result in write-downs of the individual securities to their fair value and would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Nonmarketable Equity Securities – Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”).  As a condition of membership, the Bank is required to hold stock in FHLB. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. The Bank carries these nonmarketable equity securities at cost and periodically evaluates them for impairment. Management considers these nonmarketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. The primary factor supporting the carrying value of these securities is the commitment of the FHLB to perform its obligations, which includes providing credit and other services to the Bank.  Upon request, the stock may be sold back to the FHLB, at cost.

The Company has invested in the stock of several unrelated financial institutions.  The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable.  Included in nonmarketable equity securities is the investment in Community Capital Corporation Statutory Trust I. See Note 10 – Borrowings.

Loans Held for Sale – Loans intended for sale are carried at the lower of cost or estimated fair value in the aggregate. This includes, but may not be limited to, loans originated through the Company’s mortgage activities. Residential mortgage loans originated and intended for sale are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments.  Application and origination fees collected by the Company are recognized as income upon sale to the investor.

Loans –Loans originated by the Company and which management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balances adjusted for any direct principal charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest on originated loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees are capitalized and recognized as an adjustment of the yield of the related loan. See Note 5 – Loans.

Purchased Credit-Impaired (“PCI”) Loans - Purchased loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses, which include loans purchased in the Community Capital acquisition. PCI loans are accounted for under the “Receivables” topic of the ASC when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due and nonaccrual status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Purchased Performing Loans – The Company accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans in the Community Capital acquisition. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the merger.

Nonperforming Loans – For all classes of loans, except PCI loans, loans are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment), when terms are renegotiated below market levels in response to a financially distressed borrower or guarantor, or where substantial doubt about full repayment of principal or interest is evident.

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

Impaired Loans – For all classes of loans, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring ("TDR"). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the interest rate implicit in the original agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans Modified in a Troubled Debt Restructuring - Loans are considered to be a TDR if, for economic or legal reasons related to the borrower's financial condition, the Company makes certain concessions to the original contract terms related to amount, interest rate, amortization or maturity that it would not otherwise consider. Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of at least six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

Allowance for Loan Losses – The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 5 – Loans.

Other Real Estate Owned - Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and further write-downs are made based on these valuations. Revenue and expenses from operations are included in other expense.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

 Premises and Equipment - Company premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are 39.5 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are depreciated over the lesser of the term of the respective lease or the estimated useful lives of the improvements. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Securities Sold Under Agreements to Repurchase – The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remains in the asset accounts.

Advertising Costs - Advertising costs are expensed as incurred.

Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

Per Share Results - Basic and diluted earnings (loss) per share are computed based on the weighted-average number of shares outstanding during each period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if all dilutive stock options were exercised.

In August 2010, the Bank issued 23,100,000 shares of common stock in connection with its Public Offering. During 2011, the Company issued 568,260 restricted stock awards to certain officers and directors as contemplated in connection with the Bank’s Public Offering. Also in 2011, the Company issued 4,024,269 shares of Common Stock in connection with the merger with Community Capital.

Basic and diluted earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

	2011	2010	2009

Weighted-average number of common shares outstanding	28,723,647	13,558,221	4,951,098

Effect of dilutive stock options	-	-	-

Weighted-average number of common shares and dilutive potential common shares outstanding	28,723,647	13,558,221	4,951,098

All outstanding options and unvested restricted shares were antidilutive for the years ended December 31, 2011, 2010 and 2009 due to the Company’s net loss position. See Note 17 – Employee and Director Benefit Plans for more information.

Share-Based Compensation - The Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other instruments. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards, subject to share price performance vesting requirements, is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The compensation expense for share-based compensation plans was $1.9 million, $810 thousand and $642 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive Income - The components of comprehensive income (loss) for the years ended December 31 are as follows:

	2011	2010	2009
Net income (loss)	$(8,359)	$(7,859)	$577
Unrealized holding gains (losses) on available-for-sale securities	5,550	(2,447)	774
Income tax effect	(1,719)	944	(299)
Reclassification of gains recognized in net income	(20)	(19)	(349)
Income tax effect	7	7	135
Net-of-tax amount	3,818	(1,515)	261
Unrealized holding gains (loss) on swaps	-	(1,043)	(1,760)
Income tax effect	-	402	678
Net-of-tax amount	-	(641)	(1,082)
Total comprehensive income (loss)	$(4,541)	$(10,015)	$(244)

Derivative Financial Instruments and Hedging Activities - The Company utilizes interest rate swap agreements, considered to be cash flow hedges, as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of interest bearing liabilities. Under the guidelines of ASC 815-10, “Derivatives and Hedging,” all derivative instruments are required to be carried at fair value on the balance sheet.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the cash flow hedge. If it is determined that a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

Fair value hedges are accounted for under ASC Topic 815 which requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value. The calculation of dollar offset is the change in clean fair value of hedging derivative, divided by the change in fair value of the hedged exposure attributable to changes in the LIBOR curve. To the extent that the cumulative change in fair value of the hedging derivative offsets from 80% to 125% of the cumulative change in fair value of the hedged exposure, the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings.

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

Accounting Standards Update (“ASU”) 2010-06: Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This Update requires additional fair value measurement disclosures including the amount of and reasons for transfers in and out of Level 1 and Level 2 fair value measurements and changes the requirement to disclose purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements to a gross basis rather than a net basis. In addition, the Update clarifies that the level of disaggregation required for existing fair value disclosures should be provided for each class of assets and liabilities. Disclosures about inputs and valuation techniques should be disclosed for Level 2 and Level 3 fair value measurements. The requirements of this Update are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in the Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. Required disclosures are included in these consolidated financial statements.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

ASU 2010-29: Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations– a consensus of the EITF. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Required disclosures are included in these consolidated financial statements.

ASU 2011-02: Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt. This Update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. Note that this Update also addresses the deferral of the disclosures required by ASU 2010-20 relating to troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Required disclosures are included in these consolidated financial statements and adoption had no material impact on the Company’s financial condition or results of operations.

ASU 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board ("FASB") does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The Update also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. Non-public entities will be exempt from a number of the new disclosure requirements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011. Management is evaluating the impact of this ASU on the Company’s consolidated financial statements.

ASU 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Management is evaluating the impact of this ASU on the Company’s consolidated financial statements.

ASU 2011-08: Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this Update allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely that not that the fair value of a reporting unit is less than its carrying amount. If, after assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, it must perform the first step of the two-step impairment test. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This Update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Management is evaluating the impact of this ASU on the Company’s consolidated financial statements.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 3 – BUSINESS COMBINATION

On November 1, 2011, Community Capital Corporation was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of March 30, 2011. Under the terms of the merger agreement, Community Capital shareholders received either $3.30 in cash or 0.6667 of a share of Common Stock, for each share of Community Capital common stock they owned immediately prior to the merger, subject to the limitation that the total consideration would consist of 40.0% in cash and 60.0% in Common Stock. The merger was structured to be tax-free to Community Capital shareholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The fair value of the shares of Common Stock issued as part of the consideration paid for Community Capital was determined on the basis of the closing price of the Common Stock on October 31, 2011. On that date the closing stock price was $3.85 per share, resulting in a final transaction value of approximately $28.8 million.

Community Capital operated 17 full service branches and one drive through facility in South Carolina at the date of acquisition. The acquisition of Community Capital was part of the Company’s business plan seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia.

The assets and liabilities assumed from Community Capital were recorded at their fair value as of the closing date of the merger.  Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair values becomes available.  Goodwill of $428 thousand was generated from the acquisition, all of which is expected to be deductible for income tax purposes.  The following table summarizes the consideration paid by the Company in the merger with Community Capital and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

	As Recorded by Community Capital	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$13,282
Common shares issued (4,024,269 shares)			15,564

Fair Value of Total Consideration Transferred			$28,846

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivelents	$97,178	$-	$97,178
Securities	45,055	-	45,055
Nonmarketable equity securities	8,451	-	8,451
Loans held for sale	6,704	-	6,704
Loans, net of allowance	413,016	(31,275)	381,741
Premises and equipment	14,841	4,377	19,218
Core deposit intangibles	942	3,148	4,090
Other real estate owned	8,420	(668)	7,752
Bank owned life insurance	17,975	-	17,975
Deferred tax asset	8,046	10,905	18,951
Other assets	6,677	(1,220)	5,457

Total assets acquired	$627,305	$(14,733)	$612,572

Deposits	$466,398	$627	$467,025
Federal Home Loan Bank advances	95,400	5,634	101,034
Junior Subordinated Debt	10,310	(4,976)	5,334
Other liabilities	8,228	2,533	10,761

Total liabilities assumed	$580,336	$3,818	$584,154

Total identifiable assets	$46,969	$(18,551)	$28,418

Goodwill resulting from acquisition			$428

The following table discloses the impact of the merger with Community Capital (excluding the impact of merger-related expenses) since the acquisition on November 1, 2011 through December 31, 2011.  The table also presents certain pro forma information as if Community Capital had been acquired on January 1, 2010.  These results combine the historical results of Community Capital in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2010.  Acquisition-related costs of $3.8 million are included in the Company’s consolidated statements of income for the year ended December 31, 2011 and are not included in the pro forma statements below.  In particular, no adjustments have been made to eliminate the amount of Community Capital’s provision for loan losses of $2.4 million in 2011 and $18.4 million in 2010 or the impact of OREO write-downs recognized by Community Capital of $5.8 million in 2011 that may not have been necessary had the acquired loans and OREO been recorded at fair value as of the beginning of 2010. Furthermore, expenses related to systems conversions and other costs of integration are expected to be recorded during 2012.  Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

	Actual Since
	Acquisition	Pro Forma
	Through	Year Ended
(in thousands)	December 31, 2011	December 31, 2011	December 31, 2010

Total revenues (net interest income plus other income)	$4,763	$31,997	$28,968
Net income (loss)	$909	$(8,140)	$(13,344)

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 4 – INVESTMENTS

The amortized cost and fair value of investment securities available-for-sale, with gross unrealized gains and losses, at December 31 follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2011
Securities available-for-sale:
U.S. Government agencies	$523	$68	$-	$591
Residential agency mortgage-backed securities	135,894	2,313	(14)	138,193
Collateralized agency mortgage obligations	52,354	1,086	-	53,440
Municipal securities	16,184	1,333	-	17,517
Corporate and other securities	500	-	(95)	405
Total investment securities	$205,455	$4,800	$(109)	$210,146

2010
Securities available-for-sale:
U.S. Government agencies	$13,075	$181	$(96)	$13,160
Residential agency mortgage-backed securities	52,342	495	(438)	52,399
Collateralized agency mortgage obligations	60,711	111	(2,103)	58,719
Municipal securities	13,771	183	(146)	13,808
Corporate and other securities	2,675	5	(176)	2,504
Total investment securities	$142,574	$975	$(2,959)	$140,590

At December 31, 2011 and 2010, investment securities with a fair market value of $38.0 million and $4.2 million, respectively, were pledged to secure repurchase agreements, to secure public and trust deposits, to secure the interest rate swap, and for other purposes as required and permitted by law.

The amortized cost and fair value of investment securities available-for-sale at December 31 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in less than one year	$137	$137	$-	$-
Due after one year through five years	1,066	1,135	12,548	12,590
Due after five years through ten years	6,694	6,616	17,325	17,126
Due after ten years	197,558	202,258	112,701	110,874
Total investment securities	$205,455	$210,146	$142,574	$140,590

Sales of investment securities available-for-sale for the years ended December 31 are as follows:

	2011	2010	2009
Proceeds from sales	$24,326	$2,155	$11,490
Gross realized gains	115	50	349
Gross realized losses	(95)	(31)	-

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at December 31, 2011 and 2010. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At December 31, 2011, one corporate debt security has been in a loss position for twelve months or more. At December 31, 2010, two corporate debt securities had been in a loss position for twelve months or more.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2011
Securities available-for-sale:
Residential agency mortgage-backed securities	$5,162	$(14)	$-	$-	$5,162	$(14)
Corporate and other securities	-	-	405	(95)	405	(95)
Total temporarily impaired securities	$5,162	$(14)	$405	$(95)	$5,567	$(109)

2010
Securities available-for-sale:
U.S. Government agencies	$9,904	$(96)	$-	$-	$9,904	$(96)
Residential agency mortgage-backed securities	37,052	(438)	-	-	37,052	(438)
Collateralized agency mortgage obligations	53,232	(2,103)	-	-	53,232	(2,103)
Municipal securities	6,215	(146)	-	-	6,215	(146)
Corporate and other securities	-	-	1,475	(176)	1,475	(176)
Total temporarily impaired securities	$106,403	$(2,783)	$1,475	$(176)	$107,878	$(2,959)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investment in Community Capital Corporation Statutory Trust I.  These investments totaled $8.5 million and $2.3 million at December 31, 2011 and 2010, respectively.  Included in these amounts was $8.0 million and $1.8 million of FHLB stock at December 31, 2011 and 2010, respectively.

NOTE 5 – LOANS

The Company’s loan portfolio was comprised of the following at December 31:

	2011			2010
	PCI loans	All other loans	Total	Total
Commercial:
Commercial and industrial	$4,276	$76,470	$80,746	$48,401
Commercial real estate (CRE) - owner-occupied	9,953	159,710	169,663	55,089
CRE - investor income producing	14,006	180,454	194,460	110,407
Acquisition, construction and development (AC&D)	24,243	68,106	92,349	87,846
Other commercial	57	15,601	15,658	3,225
Total commercial loans	52,535	500,341	552,876	304,968

Consumer:
Residential mortgage	9,447	70,065	79,512	21,716
Home equity lines of credit	343	90,065	90,408	56,968
Residential construction	1,351	23,775	25,126	9,051
Other loans to individuals	142	11,354	11,496	7,245
Total consumer loans	11,283	195,259	206,542	94,980
Total loans	63,818	695,600	759,418	399,948
Deferred fees	-	(371)	(371)	(119)
Total loans, net of deferred fees	$63,818	$695,229	$759,047	$399,829

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

On December 31, 2011, the Company had sold participations in loans aggregating $5.9 million to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers.  Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments.  The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. The Company uses the same credit policies is making loans held for sale as it does for on-balance-sheet instruments.  Total loans sold with limited recourse in 2011 were $13.6 million.

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that are included in the consolidated balance sheet at December 31, 2011 were as follows:

	2011
	PCI loans	Purchased Performing loans

Outstanding principal balance	$103,159	$310,360
Carrying amount:
Commercial and industrial	4,276	19,368
CRE - owner-occupied	9,953	91,050
CRE - investor income producing	14,006	55,425
AC&D	24,243	13,783
Other commercial	57	13,702
Residential mortgage	9,447	50,227
Home equity lines of credit	343	34,011
Residential construction	1,351	17,911
Other loans to individuals	142	4,205
	$63,818	$299,682

Concentrations of Credit - Loans are primarily made in the Charlotte, Research Triangle and Wilmington regions of North Carolina, and the Charleston, Upstate and Midlands areas of South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At December 31, 2011 and 2010, the Company had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the year ended December 31, 2011.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Unallocated	Total
For the year ended December 31, 2011
Allowance for Loan Losses:
Balance, beginning of year	$896	$1,061	$2,105	$4,695	$408	$320	$871	$98	$86	$1,884	$12,424
Provision for loan losses	349	1,236	(1,232)	7,895	(391)	118	2,772	579	(57)	(1,884)	9,385
Charge-offs	(778)	(194)	(136)	(9,865)	-	(128)	(1,762)	(222)	-	-	(13,085)
Recoveries	236	3	3	1,157	-	-	17	-	14	-	1,430
Net charge-offs	(542)	(191)	(133)	(8,707)	-	(128)	(1,745)	(222)	14	-	(11,655)
Ending balance	$703	$2,106	$740	$3,883	$17	$309	$1,898	$455	$43	$-	$10,154

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at December 31, 2011. There was no allowance for loan losses recorded for PCI loans.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Unallocated	Total
At December 31, 2011
Allowance for Loan Losses:
Individually evaluated for impairment	$21	$353	$-	$436	$-	$61	$157	$-	$-	$-	$1,028
Collectively evaluated for impairment	682	1,753	740	3,447	17	248	1,741	455	43	-	9,126
Total	$703	$2,106	$740	$3,883	$17	$309	$1,898	$455	$43	$-	$10,154

Recorded Investment in Loans:
Individually evaluated for impairment	$844	$693	$1,295	$13,788	$-	$1,187	$744	$95	$9	$-	$18,655
Collectively evaluated for impairment	75,626	158,415	179,761	54,318	15,601	68,878	89,321	23,680	11,345	-	676,945
Purchased credit-impaired	4,276	9,953	14,006	24,243	57	9,447	343	1,351	142	-	63,818
Total	$80,746	$169,061	$195,062	$92,349	$15,658	$79,512	$90,408	$25,126	$11,496	$-	$759,418

The enhanced allowance for loan losses methodology (discussed below) considers impairment factors by loan product type rather than at the aggregate loan portfolio level. The following table presents by commercial, consumer or unallocated, the balance in the allowance for loan losses at December 31, 2010.

	Commercial	Consumer	Unallocated	Total
At December 31, 2010
Allowance for Loan Losses:
Individually evaluated for impairment	$4,092	$115	$-	$4,207
Collectively evaluated for impairment	5,073	1,260	1,884	8,217
Total	$9,165	$1,375	$1,884	$12,424

Recorded Investment in Loans:
Individually evaluated for impairment	$37,451	$3,460	$-	$40,911
Collectively evaluated for impairment	267,517	91,520	-	359,037
Total	$304,968	$94,980	$-	$399,948

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

A summary of the activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 follows:

	2010	2009
Balance, beginning of year	$7,402	$5,568
Provision for loan losses	17,005	3,272

Charge-offs	(12,042)	(1,438)
Recoveries	59	-
Net charge-offs	(11,983)	(1,438)

Balance, end of year	$12,424	$7,402

The Company’s loan loss allowance methodology includes three components, as described below:

1)
Specific Reserve Component. Specific reserves represent the current impairment estimate on specific loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on such loans, if any, according to contractual terms based on current information and events. Impairment measurement reflects only a deterioration of credit quality and not changes in market rates that may cause a change in the fair value of the impaired loan. The amount of impairment may be measured in one of three ways, including (i) calculating the present value of expected future cash flows, discounted at the loan’s interest rate implicit in the original agreement and deducting estimated selling costs, if any; (ii) observing quoted market prices for identical or similar instruments traded in active markets, or employing model-based valuation techniques for which all significant assumptions are observable in the market; and (iii) determining the fair value of collateral, for both collateral dependent loans and for loans when foreclosure is probable.

2)
Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. Given the limited operating history of the Company, prior to the fourth quarter of 2011, this component of the allowance for loan losses was based on the historical loss experience of comparable institutions. This comparable institution loss experience was obtained by surveying peer group institutions, which include North Carolina-based community banks that management believes originate similar types of loans to those originated by the Company, as supplemented by discussions with peers and industry professionals. The estimated historical loss rates were grouped into loans with similar risk characteristics by utilizing the Company’s internal risk grades applied on a consistent basis across all loan types.

During the fourth quarter of 2011, the Company introduced two enhancements to this component of the allowance. First, management completed its previously disclosed project to collect and evaluate internal loan loss data and now incorporates the Company's historical loss experience in this component. Management anticipates updating that historical loss experience in each future reporting period. Second, the new methodology now segregates loans by product type in addition to the previous segregation by internal risk grade. The Company utilizes average historical losses over the prior eight quarters in evaluating this component for all loan types other than home equity lines of credit, for which a four-quarter horizon is utilized to capture a higher average loss rate and thereby better represent management’s estimate of losses inherent in that portfolio.

3)
Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. The Company introduced the first qualitative factor in its allowance methodology during the first quarter of 2010, which was enhanced during the third quarter of 2010 by specifying six distinct factors for inclusion in its allowance methodology, including: portfolio trends; portfolio concentrations; economic and market trends; changes in lending practices; regulatory environment; and other factors. Each of factor was ranked as being “Low,” “Moderate,” “High,” or “Very High” on a scale ranging from 0.05% to 0.15% of outstanding performing loans for the first three factors, and from 0.025% to 0.10% of outstanding performing loans on the last three factors. The reserve percentages for each of the six factors were derived from available industry information combined with management judgment, considering both trends and absolute levels of such factors, if applicable. At December 31, 2010, management’s aggregate estimate for environmental factors was 0.525% of performing loans, or $1.9 million.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

During the fourth quarter of 2011, the Company enhanced its methodology for the qualitative component. The methodology now considers each of the six environmental factors by loan product type rather than at the aggregate loan portfolio level. The methodology also considers the risk grade-based loss experience of comparable institutions, as described above, to provide an alternative forward-looking perspective. At December 31, 2011, this qualitative component of the allowance was $964 thousand.

The enhanced methodology did not have a material impact on the estimated allowance at December 31, 2011 compared to estimates that would have been produced under the previous methodology.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process.  These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material.  Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses.  These estimated credit losses were not material at December 31, 2011 and 2010.

Credit Quality Indicators - The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes that comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes that comprise the consumer portfolio segment.

The following are the definitions of the Company's credit quality indicators:

Pass:
Loans in classes that comprise the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Acquired performing and PCI loans that were recorded at estimated fair value on the acquisition date are generally assigned a “pass” loan grade because their net financial statement value is based on the present value of expected cash flows. Management believes there is a low likelihood of loss related to those loans that are considered pass.

Special Mention:

Loans in classes that comprise the commercial and consumer portfolio segments that have potential weaknesses that deserve management's close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan. Management believes there is a moderate likelihood of some loss related to those loans that are considered special mention.

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

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of December 31, 2011 and  2010, by loan class and by credit quality indicator.

	As of December 31, 2011

	Commercial		CRE-Investor
	and	CRE-Owner	Income		Other	Total
	Industrial	Occupied	Producing	AC&D	Commercial	Commercial
Pass	$78,390	$164,896	$181,943	$66,505	$15,658	$507,392
Special mention	1,518	50	1,584	10,477	-	13,629
Classified	838	4,717	10,933	15,367	-	31,855
Total	$80,746	$169,663	$194,460	$92,349	$15,658	$552,876

	Residential	Home Equity	Residential	Other Loans to	Total
	Mortgage	Lines of Credit	Construction	Individuals	Consumer
Pass	$78,035	$87,410	$24,026	$11,390	$200,861
Special mention	1,093	1,934	1,005	-	4,032
Classified	384	1,064	95	106	1,649
Total	$79,512	$90,408	$25,126	$11,496	$206,542
Total Recorded Investment in Loans					$759,418

	As of December 31, 2010

	Commercial		CRE-Investor
	and	CRE-Owner	Income		Other	Total
	Industrial	Occupied	Producing	AC&D	Commercial	Commercial
Pass	$46,888	$52,746	$98,195	$37,435	$3,225	$238,489
Special mention	262	-	9,520	14,289	-	24,071
Classified	1,251	2,343	2,692	36,122	-	42,408
Total	$48,401	$55,089	$110,407	$87,846	$3,225	$304,968

	Residential	Home Equity	Residential	Other Loans to	Total
	Mortgage	Lines of Credit	Construction	Individuals	Consumer
Pass	$19,160	$53,839	$7,951	$7,245	$88,195
Special mention	1,359	1,607	-	-	2,966
Classified	1,197	1,522	1,100	-	3,819
Total	$21,716	$56,968	$9,051	$7,245	$94,980
Total Recorded Investment in Loans					$399,948

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans as of December 31, 2011 and 2010.

	30-59 Days Past Due	60-89Days Past Due	Past Due 90 Days or More	PCI Loans	Nonaccrual	Current	Total Loans

As of December 31, 2011
Commercial:
Commercial and industrial	$4	$77	$-	$4,276	$844	$75,545	$80,746
CRE - owner-occupied	423	-	-	9,953	323	158,964	169,663
CRE - investor income producing	406	-	-	14,006	1,295	178,753	194,460
AC&D	96	-	-	24,243	12,562	55,448	92,349
Other commercial	-	-	-	57	-	15,601	15,658
Total commercial loans	929	77	-	52,535	15,024	484,311	552,876

Consumer:
Residential mortgage	-	34	-	9,447	384	69,647	79,512
Home equity lines of credit	-	-	-	343	744	89,321	90,408
Residential construction	-	-	-	1,351	95	23,680	25,126
Other loans to individuals	2	-	-	142	9	11,343	11,496
Total consumer loans	2	34	-	11,283	1,232	193,991	206,542
Total loans	$931	$111	$-	$63,818	$16,256	$678,302	$759,418

As of December 31, 2010
Commercial:
Commercial and industrial	$-	$593	$111	$-	$1,159	$46,538	$48,401
CRE - owner-occupied	717	-	-	-	717	53,655	55,089
CRE - investor income producing	-	-	261	-	1,702	108,444	110,407
AC&D	4,025	4,188	5,676	-	33,872	40,085	87,846
Other commercial	-	-	-	-	-	3,225	3,225
Total commercial loans	4,742	4,781	6,048	-	37,450	251,947	304,968

Consumer:
Residential mortgage	-	-	374	-	1,197	20,145	21,716
Home equity lines of credit	1,000	-	-	-	1,164	54,804	56,968
Residential construction	-	1,000	-	-	1,100	6,951	9,051
Other loans to individuals	-	-	-	-	-	7,245	7,245
Total consumer loans	1,000	1,000	374	-	3,461	89,145	94,980
Total loans	$5,742	$5,781	$6,422	$-	$40,911	$341,092	$399,948

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a TDR. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Information for impaired loans, none of which are accruing interest, at and for the year ended December 31, 2011 is set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$427	$672	$-	$647	$-
CRE - owner-occupied	693	752	-	281	20
CRE - investor income producing	597	691	-	1,030	-
AC&D	12,825	23,226	-	23,096	68
Other commercial	-	-	-	-	-
Total commercial loans	14,542	25,341	-	25,054	88
Consumer:
Residential mortgage	384	397	-	725	-
Home equity lines of credit	424	500	-	379	-
Residential construction	95	380	-	534	-
Other loans to individuals	9	9	-	-	-
Total consumer loans	912	1,286	-	1,638	-
Total impaired loans with no related allowance recorded	$15,454	$26,627	$-	$26,692	$88

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$417	$417	$21	$11	$-
CRE - owner-occupied	-	-	-	-	-
CRE - investor income producing	698	728	353	195	-
AC&D	963	964	436	109	-
Other commercial	-	-	-	-	-
Total commercial loans	2,078	2,109	810	315	-
Consumer:
Residential mortgage	803	803	61	386	26
Home equity lines of credit	320	320	157	9	-
Residential construction	-	-	-	-	-
Other loans to individuals	-	-	-	-	-
Total consumer loans	1,123	1,123	218	395	26

Total impaired loans with an allowance recorded	$3,201	$3,232	$1,028	$710	$26

Impaired Loans:
Commercial:
Commercial and industrial	$844	$1,089	$21	$658	$-
CRE - owner-occupied	693	752	-	281	20
CRE - investor income producing	1,295	1,419	353	1,225	-
AC&D	13,788	24,190	436	23,205	68
Other commercial	-	-	-	-	-
Consumer:
Residential mortgage	1,187	1,200	61	1,111	26
Home equity lines of credit	744	820	157	388	-
Residential construction	95	380	-	534	-
Other loans to individuals	9	9	-	-	-
Total impaired loans	$18,655	$29,859	$1,028	$27,402	$114

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Information for impaired loans, none of which are accruing interest, at and for the year ended December 31, 2010 is set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Average Recorded Investment	Interest Income Recognized

Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$722	$913	$-	$69	$-
CRE - owner-occupied	-	-	-	-	-
CRE - investor income producing	583	841	-	15	-
AC&D	19,054	25,909	-	3,753	-
Other commercial	-	-	-	-	-
Total commercial loans	20,359	27,663	-	3,837	-
Consumer:
Residential mortgage	1,197	1,255	-	111	-
Home equity lines of credit	164	165	-	3	-
Residential construction	1,100	2,174	-	27	-
Other loans to individuals	-	-	-		-
Total consumer loans	2,461	3,594	-	141	-
Total impaired loans with no related allowance recorded	$22,820	$31,257	$-	$3,978	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$437	$437	$280	$2	$-
CRE - owner-occupied	717	741	136	393	-
CRE - investor income producing	1,119	1,209	277	404	-
AC&D	14,818	14,828	3,399	328	-
Other commercial	-	-	-		-
Total commercial loans	17,091	17,215	4,092	1,127	-
Consumer:
Residential mortgage	-	-	-	-	-
Home equity lines of credit	1,000	1,000	115	22	-
Residential construction	-	-	-	-	-
Other loans to individuals	-	-	-	-	-
Total consumer loans	1,000	1,000	115	22	-
Total impaired loans with an allowance recorded	$18,091	$18,215	$4,207	$1,149	$-

Impaired Loans:
Commercial	$37,450	$44,878	$4,092	$4,964	$-
Consumer	3,461	4,594	115	163	-
Total impaired loans	$40,911	$49,472	$4,207	$5,127	$-

Information for impaired loans at December 31, 2009 is set forth in the following table:

	Recorded Investment	Recorded Investment
Impaired loans without a related allowance for loan losses	$4,160	$783
Impaired loans with a related allowance for loan losses	1,168	496
Total impaired loans	$5,328	$1,279

Allowance for loan losses related to impaired loans	$175

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

During the year ended December 31, 2011, the Company recognized $114 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During each of the two years ended December 31, 2010, the Company did not recognize any interest income, including interest income recognized on a cash basis with respect to impaired loans, within the period that loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At December 31, 2011 and 2010, there were no loans 90 days or more past due and accruing interest. The recorded investment in nonaccrual loans at December 31, 2011 and 2010 follows:

	2011	2010
Commercial:
Commercial and industrial	$844	$1,159
CRE - owner-occupied	323	717
CRE - investor income producing	1,295	1,702
AC&D	12,562	33,872
Other commercial	-	-
Total commercial loans	15,024	37,450
Consumer:
Residential mortgage	384	1,197
Home equity lines of credit	744	1,164
Residential construction	95	1,100
Other loans to individuals	9	-
Total consumer loans	1,232	3,461
Total nonaccrual loans	$16,256	$40,911

Interest income collected on loans that went to nonaccrual included in the results of operations for 2011, 2010 and 2009 totaled $311 thousand, $1.5 million and $95 thousand, respectively. If interest on these loans would have been accrued in accordance with their original terms, interest income would have increased by $1.2 million, $275 thousand and $70 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Purchased Credit-Impaired Loans – Purchased credit-impaired loans had an unpaid principal balance of $106.7 million and a carrying value of $63.8 million at December 31, 2011. PCI loans represented 5.7% of total assets at December 31, 2011. Determining the fair value of the PCI loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of Community Capital’s previously established allowance for loan losses. In conjunction with the Community Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows:

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

A summary of changes in the accretable yield for PCI loans for the year ended December 31, 2011 follows:

2011

Accretable yield at December 31, 2010	$-
Additions	14,424
Interest income	(160)
Reclassification from (to) nonaccretable balance, net	-
Accretable yield at December 31, 2011	$14,264

Troubled Debt Restructuring - In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. All loan modifications are made on a case-by-case basis.

The Company allocated $61 thousand and $2.4 million of specific reserves to customers whose loan terms have been modified in a TDR as of December 31, 2011 and 2010. As of December 31, 2011, the Company had 20 TDR loans totaling $11.3 million, of which $7.3 million are nonaccrual loans. Nonaccrual loans at December 31, 2010 included $24.9 million of TDR loans.

For the year ended December 31, 2011, the following table presents a breakdown of the types of concessions made by loan class:

	Year ended December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
AC&D	2	$842	$677
	2	842	677

Extended payment terms:
Commercial and industrial	1	126	126
CRE - owner-occupied	1	370	370
Residential mortgage	1	407	384
Other loans to individuals	1	70	70
	4	973	950

Forgiveness of principal:
CRE - investor income producing	1	208	-
AC&D	7	2,497	150
Residential mortgage	2	604	31
	10	3,309	181

Total	16	$5,124	$1,808

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following table presents loans that were modified as TDRs within the 12 months ended December 31, 2011 and for which there was a payment default during the twelve months ended December 31, 2011.
	Twelve months ended December 31, 2011
	Number of loans	Recorded Investment
Forgiveness of principal:
CRE - investor income producing	1	$-
AC&D	7	150
Residential mortgage	1	-
	9	150

Total	9	$150

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications within the previous 12 months as of December 31, 2011:

	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	1	$276	1	$401	-	$-
Extended payment terms	2	440	2	510	-	-
Forgiveness of principal	1	31	1	150	8	-
Total	4	$747	4	$1,061	8	$-

There were no loans identified as a result of adopting ASU 2011-02, that were previously measured under a general allowance for loan loss methodology.

 Related Party Loans – From time to time, the Company engages in loan transactions with its directors, executive officers and their related interests (collectively referred to as “related parties”). Such loans are made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and do not involve more than the normal risk of collectability or present other unfavorable features. A summary of activity in loans to related parties is as follows:

	2011	2010
Balance, beginning of year	$5,075	$13,913
Disbursements	928	2,030
Repayments	(2,005)	(2,597)
Loans associated with former board members and executive officers	-	(8,271)
Balance, end of year	$3,998	$5,075

At December 31, 2011, the Company had pre-approved but unused lines of credit totaling $3.9 million to related parties.

NOTE 6 - OTHER REAL ESTATE OWNED

The Company owned $14.4 million and $1.2 million in other real estate owned at December 31, 2011 and 2010, respectively.  The Company acquired $7.8 million in other real estate owned through the merger with Community Capital.  During the years ended December 31, 2011 and 2010, transfers into other real estate owned totaled $11.1 million, in addition to the $7.8 million acquired through the merger with Community Capital as noted previously, and $2.9 million, respectively.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Transactions in other real estate owned for the years ended December 31, 2011 and 2010 are summarized below:

	2011	2010

Beginning balance	$1,246	$1,550
Additions	11,059	2,864
Acquired through merger	7,752	-
Sales	(4,941)	(3,261)
Improvements	-	93
Writedowns	(713)	-
Ending balance	$14,403	$1,246

The following is a summary of information relating to analysis of other real estate owned at December 31, 2011 and 2010:

	2011	2010
AC&D	$12,227	$345
CRE - owned occupied	210	-
CRE - investor income producing	966	669
Residential mortgage	1,000	232
	$14,403	$1,246

NOTE 7 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31:

	2011	2010
Buildings	$13,164	$1,620
Capitalized interest in buildings	93	-
Leasehold improvements	699	490
Furniture and equipment	3,446	1,225
Autos	23	55
Land	8,944	2,368
Fixed assets in process	77	-
Premises and equipment	26,446	5,758
Accumulated depreciation	(1,931)	(1,281)
Premises and equipment, net	$24,515	$4,477

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 amounted to $564 thousand, $354 thousand and $388 thousand, respectively. These amounts are included in the occupancy and equipment line item in the Consolidated Statements of Income (Loss).

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In accordance with GAAP, the Company does not amortize goodwill. However, core deposit intangible assets are amortized over the estimated life of the asset. At December 31, 2011, intangible assets consisted of core deposit premiums, net of accumulated amortization, and amounted to $4.0 million.  The amount of the core deposit premium recorded as a result of the merger with Community Capital was $4.1 million. Amortization expense related to the core deposit premium was $68 thousand for the year ended December 31, 2011.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Amortization of core deposit intangible assets is computed using the straight-line method over an amortization period of ten years. Estimated amortization expense in for the years ending December 31 is as follows:

2012	$409
2013	409
2014	409
2015	409
2016	409
2017 and thereafter	1,977
$4,022

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired.  As a result of the merger with Community Capital, the Company recorded $428 thousand in goodwill.  Testing for impairment of goodwill is performed annually or more frequently if events or circumstances indicate possible impairment.  The Company has established October 1 of each fiscal year to perform annual impairment testing.

NOTE 9 – DEPOSITS

The following is a summary of deposits at December 31:

	2011	2010
Noninterest bearing demand deposits	$142,652	$36,333
Interest-bearing demand deposits	85,081	9,372
Money market deposits	227,020	61,823
Brokered deposits	123,118	105,659
Savings	21,867	471
Certificates of deposit and other time deposits	246,899	194,162
Total depostis	$846,637	$407,820

At December 31, 2011, the scheduled maturities of time deposits, which include brokered deposits, certificates of deposit and other time deposits, are as follows:

	Less Than $100 Thousand	$100 Thousand or More	Total
2012	$116,246	$152,578	$268,824
2013	12,643	74,242	86,886
2014	2,320	11,465	13,785
2015	223	-	223
2016 and greater	99	201	300
Total time deposits	$131,530	$238,487	$370,017

Interest expense on time deposits totaled $4.0 million, $5.9 million and $8.0 million in the years ended December 31, 2011, 2010 and 2009, respectively.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 10 – BORROWINGS

Borrowings outstanding at December 31, 2011 and 2010 consist of the following:

			2011		2010
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
Repurchase agreements	various	0.15%	$1,295		$874
Federal funds purchased	01/03/12	0.54%	8,470		-
Total short-term borrowings			9,765	0.24%	874	0.15%

Long-term borrowings:
FHLB Adjustable Rate Credit	01/06/14	0.4910%	10,000		-
FHLB Adjustable Rate Credit	01/06/14	0.4910%	10,000		-
FHLB Fixed Rate Hybrid	09/26/16	1.9050%	5,000		-
FHLB Fixed Rate Hybrid	09/26/16	2.0675%	5,000		-
FHLB Fixed Rate Hybrid	09/26/16	2.2588%	5,000		-
FHLB Fixed Rate Hybrid	09/26/16	2.0250%	5,000		-
Federal Home Loan Bank	02/28/13	2.5750%	-		5,000
Federal Home Loan Bank	02/28/13	2.9600%	-		5,000
Federal Home Loan Bank	05/22/13	3.2625%	-		5,000
Federal Home Loan Bank	08/29/13	2.3425%	-		5,000
Total Federal Home Loan Bank			40,000	1.28%	20,000	2.79%
Subordinated debt	06/30/19	11.00%	6,895		6,895
Subordinated debt	06/15/36	2.10%	5,401
Total long-term borrowings			52,296	2.64%	26,895	4.89%
Total borrowings			$62,061		$27,769

At December 31, 2011, the Company had an additional $61.1 million of credit available from the FHLB, $33.4 million from the Federal Reserve Discount Window, and $76.5 million from correspondent banks.

FHLB borrowing agreements provide for lines of credit up to 20% of the Bank’s assets. The FHLB borrowings are collateralized by a blanket pledge arrangement on all residential first mortgage loans, home equity lines of credit and loans secured by multi-family real estate that the Bank owns. At December 31, 2011, the carrying value of loans pledged as collateral totaled $135.5 million.

 During 2009, the Bank raised $6.9 million in capital through a Subordinated Notes (the “Notes”) offering. The Notes were offered at 11% with a maturity date of June 30, 2019. Interest is being paid quarterly in arrears and began on September 30, 2009. The Company may redeem some or all of the Notes at any time, beginning on June 30, 2014, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued but unpaid interest to the redemption date. The Notes were issued under a Notes Agency Agreement between the Bank and First Citizens Bank & Trust Company.

 As a result of the Community Capital merger, the Company’s capital structure includes trust preferred securities previously issued through a specially formed trust. Community Capital previously had formed Community Capital Corporation Statutory Trust I, an unconsolidated statutory business trust, which issued $10.3 million of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase subordinated debentures from Community Capital, which are presented as long-term borrowings in the consolidated balance sheets of the Company and qualify for inclusion in Tier 1 Capital for regulatory capital purposes, subject to certain limitations. The trust preferred securities and underlying debentures mature on June 15, 2036. The interest rate on such securities adjusts quarterly to three month LIBOR plus 1.55%, and they can be called without penalty. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

In January 2010, Community Capital announced the decision to defer future interest payments on the trust preferred securities and subordinated debentures, beginning with the interest payment due March 15, 2010.  The terms of the securities allow for deferral of interest payments for up to 20 consecutive quarters without default or penalty.  During the period that the interest deferrals are occurring, the accrual of interest expense associated with the securities continues to be recorded by the Company.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable.  In July 2010, Community Capital entered into a written agreement with the Federal Reserve and the South Carolina Board of Financial Institutions (the “Written Agreement”) whereby prior approval from the Federal Reserve was required prior to making any distributions of interest on these securities. Following the Company’s acquisition of Community Capital on November 1, 2011, and the subsequent merger of the Bank and CapitalBank on December 1, 2011, the Written Agreement was terminated.  The Company currently intends to reinitiate interest payments on the securities in the first quarter of 2012.

NOTE 11 – INCOME TAXES

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

The significant components of the provision for income taxes for the years ended December 31 are as follows:

	2011	2010	2009

Current tax provision:
Federal	$-	$(1,848)	$648
State	-	-	165
Total current tax provision	-	(1,848)	813
Deferred tax provision:
Federal	(4,128)	(2,322)	(483)
State	(816)	(868)	(91)
Total deferred tax provision	(4,944)	(3,190)	(574)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	(4,944)	(5,038)	239
Decrease in valuation allowance	-	-	-
Net provision for income taxes	$(4,944)	$(5,038)	$239

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended December 31 are summarized below:

	2011	2010	2009
Tax at the statutory federal rate	$(4,522)	$(4,385)	$278
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(539)	(573)	49
Nondeductible merger expenses	374
Tax exempt income	(327)	(204)	(165)
Other permanent differences	70	124	77
Provision for income taxes	$(4,944)	$(5,038)	$239

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes at December 31 are as follows:

	2011	2010
Deferred tax assets relating to:
Allowance for loan losses	$3,611	$4,513
Fair market value adjustments related to the merger	11,890	-
Stock option expense	1,485	869
Pre-opening costs and expenses	352	398
Property and equipment	-	105
Other real estate writedowns	3,243	-
Deferred compensation	2,524	-
Net unrealized security losses	-	765
AMT credit carry forward	1,223	-
Net operating loss carry forwards	12,502	1,053
Other	151	157
Total deferred tax assets	36,981	7,860
Deferred tax liabilities relating to:
Net unrealized hedging gains	-	(177)
Net unrealized securities gains	(1,809)	-
Core deposit intangible	(1,513)	-
Property and equipment	(1,496)	-
Deferred loan costs	(442)	(101)
Prepaid expenses	(216)	(119)
Other	(374)	(26)
Total deferred tax liabilities	(5,850)	(423)
Net recorded deferred tax asset	$31,131	$7,437

As of December 31, 2011 and December 31, 2010, the Company had a net DTA in the amount of approximately $31.1 million and $7.4 million, respectively. The increase is primarily the result of the fair market value adjustments related to the merger with Community Capital and $9.2 million in DTA acquired through the merger.  The Company evaluates the carrying amount of its DTA quarterly in accordance with the guidance provided in ASC 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of December 31, 2011 and December 31, 2010, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either December 31, 2011 or December 31, 2010.

The Company considers all available evidence, positive and negative, to determine whether a DTA valuation allowance is appropriate. In conducting the DTA analysis, the Company currently believes it is essential to differentiate between the unique characteristics of each industry or business. In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies, such as the Company.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Negative Evidence. The Company considered the following five areas of potential negative evidence identified in ASC 740 as part of its DTA analysis:

1.	Rolling twelve-quarter cumulative loss.

The Bank commenced operations in late 2006, attained profitability in the third quarter of 2008 and remained profitable through the second quarter of 2010 before its business was materially impacted by the recent significant economic downturn. As a result, the Bank moved into a rolling twelve-quarter cumulative pre-tax loss position during the third quarter of 2010. ASC 740 states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. However, the Company evaluates the circumstances behind those losses and considers them in the context of the current economic environment and the significant changes it has made over the past year to address the circumstances underlying the losses.

As of December 31, 2011, the Company’s three-year cumulative pre-tax loss position was $25.4 million and was driven, in large part, by rolling twelve-quarter cumulative provision expenses of $29.7 million. This high level of provision expense reflects the negative impact on the Company’s loan portfolio from the effects of the extended economic downturn. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels and currently believes they are unlikely to be repeated going forward, given changes in the Company’s lending practices, business strategy, risk tolerance, capital levels and operating practices.

Cumulative net charge-offs significantly influence the Company's rolling twelve-quarter cumulative provision expense. Based on current internal loss data analysis, approximately 75% of rolling twelve-quarter cumulative net charge-offs are associated with construction & development (“C&D”) lending (which was impacted the most by the economic downturn), of which approximately 70% is related to residential-oriented exposures. Prior to the Public Offering in August 2010, the Company had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. Shortly prior to the Public Offering in the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the Public Offering, the Company reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company’s new business strategies and risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of September 30, 2011, the last reporting period prior to the merger with Community Capital, C&D exposures has been reduced to $58.5 million, or 16% of total loans. As of December 31, 2011, including loans acquired from Community Capital, C&D exposures were $115.4 million, or 15% of total loans.

The Company has also significantly strengthened its lending practices since the Public Offering including the additions of a new chief risk officer, chief credit officer, head of special assets, manager of credit underwriting and additional credit underwriters. The Company currently believes it has remediated many of the circumstances that led to the rolling twelve-quarter cumulative pre-tax loss position and currently does not expect these losses to continue in the future.

2.	History of operating loss or tax credit carry forwards expiring unused.

The Company has no history of operating loss or tax carry forwards expiring unused.

3.	Losses expected in early future years.

The Company currently expects to be profitable in early future years, as described in detail below.

4.	Unsettled circumstances that, if unfavorably unresolved, would adversely affect future operations and profit levels on a continuing basis in future years.

The Company is not currently aware of any unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

5.
Carryback or carry forward period that is so brief it would limit realization of tax benefits if a significant deductible temporary difference is expected to reverse in a single year or the entity operates in a traditionally cyclical business.

Approximately $1.1 million, or 14%, of the DTA existing at December 31, 2010 related to net operating loss carry forwards that do not expire until December 31, 2030, leaving over eighteen years for recognition.  Approximately $12.5 million, or 40%, of the estimated DTA at December 31, 2011 related to net operating loss carry forwards with availability for application out as far as 20 years.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Positive Evidence. The Company considered the following sources of future taxable income identified in ASC 740 as positive evidence to weigh against the negative evidence described above.

1.	Future reversals of existing taxable temporary differences and carry forwards.

The Company’s largest future reversals relate to its PCI loans and allowance for loan losses, which represented $16.4 million, or 56%, and $9.6 million, or 33%, respectively, of the DTA at December 31, 2011.  Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company’s current expectations regarding recognition or reversal of the major components of the allowance:

●
Specific reserves, which totaled $1.0 million at December 31, 2011, relate to identified impairments and are based on individual loan-collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after four quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.

●
Quantitative reserves, which totaled $8.2 million at December 31, 2011, are based on model-driven estimates of inherent loss content in the performing loan portfolio based on historical loss rates by loan product type. The Company currently estimates that quantitative reserves will generally reverse within six to eight quarters of establishment.  However, the Company currently estimates that the average life of the underlying loan pool is approximately three years, therefore all quantitative reserves are currently assumed to reverse within approximately three years.

●
Qualitative reserves, which totaled $1.0 million at December 31, 2011, are based on framework-driven estimates of inherent loss content in the performing loan portfolio not captured by the quantitative reserves identified above. The Company currently estimates that the historical loss adjustments will generally reverse within six to eight quarters of establishment.  However, the average life of the underlying loan pool is approximately three years, therefore, all historical loss adjustments are currently assumed to reverse within approximately three years.

Given these assumptions, the Company currently expects the full allowance-driven component of its DTA to reverse within approximately three years, meaning either (i) the Company will generate sufficient taxable income to fully utilize these reversals through reduced tax payments or (ii) these reversals will shift to net operating loss carry forwards with an expected 20-year life, which would be utilized as the Company generates sufficient taxable income over that period.

2.	Taxable income in carryback year(s).

Approximately $1.1 million, or 14%, of the DTA existing at December 31, 2010 related to net operating loss carry forwards that do not expire until December 31, 2030, leaving over eighteen years for recognition.  Approximately $12.5 million, or 40%, of the estimated DTA at December 31, 2011 related to net operating loss carry forwards with expected expiration dates out as long as 20 years.  Management currently believes that the Company will generate sufficient taxable income to fully utilize these net operating losses before expiration.

3.	Future taxable income, exclusive of reversing temporary differences and carry forwards.

Projecting future taxable income requires estimates and judgments about future events that may be predictable, but that are less certain than past events that can be objectively measured. In projecting future taxable income, the Company considered the significant change in its strategy that occurred in mid-2010, from previously growing organically at a moderate pace to creating a regional bank across Virginia and the Carolinas through a combination of mergers and acquisitions and accelerated organic growth. This transition was facilitated by the completion of the $150.2 million Public Offering in August 2010 and the addition of new executive management and additional independent board members. The Company is focused on long-term results and has taken actions to achieve this objective, including:

●	Addressing legacy problem assets, particularly C&D-related exposures, to move more rapidly through the cycle;

●	Consummating the merger with Community Capital to expand its market into South Carolina and to enter into new business lines, such as wealth management;

●
Hiring experienced bankers and opening de novo offices in three new markets (Charleston, South Carolina, the Upstate and Midland areas of South Carolina and the Research Triangle region of North Carolina);

 PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

●	Hiring bankers to begin a new asset-based lending line of business; and

●	Significantly strengthening the leadership team with the addition of a new chief credit officer, head of special assets, head of managerial reporting, chief accounting officer and other positions.

The progress already made indicates that the change in business plan is well on track to achieve its intended objectives. Management presents, generally on a monthly basis, a financial forecast to the board of directors that incorporates current assumptions and timelines regarding the Company’s baseline activities, including assumptions regarding loan and deposit growth. These assumptions and timelines are periodically evaluated both in terms of their historical trends and absolute levels. Prior to the consummation of the merger with Community Capital, the forecast was presented on both a stand-alone Company and combined Company-and-Community Capital basis, including adjustments for certain merger-related items.  Under each scenario, the Company currently expects its pre-tax profitability to build to levels sufficient to fully absorb the existing DTA.

4.	Tax-planning strategies that could, if necessary, be implemented.

As provided by ASC 740, the Company considers certain prudent and feasible tax-planning strategies that, if implemented, could prevent an operating loss or tax credit carry forward from expiring unused and could result in realization of the existing DTA. These strategies include increasing assets by leveraging existing capital held in excess of regulatory requirements and redeployment of existing assets into either higher yielding or taxable instruments. The Company currently expects that these tax-planning strategies could generate pre-tax profitability at levels sufficient to fully absorb the existing DTA. The Company has no present intention to implement such strategies.

Based on the weight of available evidence, the Company has determined that it is more likely than not that it will be able to fully realize the existing DTA. Specifically, the negative evidence is tempered by the unusual and temporary circumstances created by the recent significant economic downturn and significant changes in the Company’s lending practices, management, capital levels, growth strategy, risk tolerance, and operating practices. The implementation of such changes has already led to improved asset quality measures since the fourth quarter of 2010. Further, the positive evidence currently indicates that the Company has opportunities through various means to generate income at a sufficient enough level to fully absorb the DTA.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

NOTE 12 – REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet-items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Bank’s mortgage banking division qualifies as a HUD-approved Title II Nonsupervised Mortgagee and issues mortgages insured by the US Department of Housing and Urban Development ("HUD"). A Title II nonsupervised mortgagee must maintain an adjusted net worth equal to a minimum of $250,000 plus 1% of mortgage volume in excess of $25 million, up to a maximum net worth of $1 million. Possible penalties related to noncompliance with this minimum net worth requirement includes the revocation of the Bank’s license to issue HUD-insured mortgages, which may have a material adverse affect on the Company’s financial condition and results of operations. For the year ended December 31, 2011, the Bank satisfied the requirement of maintaining $1 million in adjusted net worth.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. Shareholders’ equity on December 31, 2011 was $190.1 million compared to the December 31, 2010 balance of $177.1 million. In August 2010, the Bank completed its Public Offering of 23,100,000 shares of common stock at an initial purchase price of $6.50 per share for an aggregate offering price of approximately $150.2 million. As a result of the Public Offering, the Bank received net proceeds of approximately $140.2 million, after $9.0 million in underwriting fees, including $3.0 million in contingent fees and approximately $0.9 million in related expenses. Remaining proceeds were invested in accordance with the Bank’s investment policies.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatory convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At December 31, 2011, the Company and the Bank satisfied the respective minimum regulatory capital requirements, and were “well capitalized” within the meaning of Federal regulatory requirements. Management believes, as of December 31, 2011 and 2010, the Bank meets all capital adequacy requirements to which it is subject, as set forth below:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Park Sterling Corporation
2011
Total Risk-Based Capital Ratio	$177,171	21.61%	$65,581	8.00%	$81,976	10.00%

Tier 1 Capital Ratio	160,122	19.53%	32,790	4.00%	49,186	6.00%

Tier 1 Leverage Ratio	160,122	17.77%	36,043	4.00%	45,053	5.00%

2010*
Total Risk-Based Capital Ratio	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%

Tier 1 Capital Ratio	173,395	40.20%	17,017	4.00%	25,525	6.00%

Tier 1 Leverage Ratio	173,395	27.39%	22,227	4.00%	27,784	5.00%

Park Sterling Bank
2011
Total Risk-Based Capital Ratio	$117,145	14.50%	$64,653	8.00%	$80,816	10.00%

Tier 1 Capital Ratio	100,147	12.39%	32,327	4.00%	48,490	6.00%

Tier 1 Leverage Ratio	100,147	15.48%	25,874	4.00%	32,342	5.00%

2010
Total Risk-Based Capital Ratio	$185,768	43.06%	$34,035	8.00%	$42,543	10.00%

Tier 1 Capital Ratio	173,395	40.20%	17,017	4.00%	25,525	6.00%

Tier 1 Leverage Ratio	173,395	27.39%	22,227	4.00%	27,784	5.00%

* The consolidated capital ratios presented herein, as of December 31, 2010, are those of the Bank, prior to the effectiveness of the Reorganization on January 1, 2011.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The Bank has committed to the FDIC to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the Public Offering.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. At December 31, 2011 and 2010, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

The Company must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the NC Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends or repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The terms of the subordinated debentures and related trust preferred securities acquired by the Company in the merger with Community Capital provide that the Company is prohibited from paying any dividends on its capital stock during any period in which interest payments on such securities are deferred. Community Capital has deferred interest payments on such securities since March 2010. Accordingly, the ability of the Company to pay dividends is subject to the recommencement of interest payment on such securities and the payment of all accrued and unpaid interest thereon.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Under the laws of the State of North Carolina, the Bank may declare a dividend out of undivided profits as the board of directors deems expedient, subject to certain limitations. Where the surplus of any bank with capital stock in excess of $15 thousand is less than 50% of its paid-in capital stock, the bank may not declare any dividend until it has transferred 25% (or any lesser percentage that may be required to restore the surplus to an amount equal to 50% of the paid-in capital stock) of its undivided profits to surplus. As noted above, the Bank would also be prohibited from declaring any dividend the payment of which would result in the Bank becoming undercapitalized. Finally, an undercapitalized institution is generally prohibited from paying dividends to its shareholders.

NOTE 13 – LEASES

The Company has noncancelable operating leases for its headquarters and a branch location in Charlotte, North Carolina that expire on October 31, 2016, a branch location in Wilmington, North Carolina that expires on April 30, 2012, a branch location in Greenville, South Carolina that expires on September 30, 2016, a branch location in Charleston, South Carolina that expires on February 29, 2016, and a branch location in Greenwood, South Carolina that expires on July 31, 2016.  The leases contain renewal options at substantially the same basis as current rental terms. In addition, a noncancelable operating lease for a branch location in Raleigh, North Carolina was executed in the second quarter of 2011. The Charlotte leases are with an entity with respect to which one of the Company’s former directors is President. Minimum future rentals under these leases for the years 2012 through 2016 and thereafter, are as follows:

2012	$876
2013	901
2014	917
2015	943
2016	699
2017 and thereafter	342
Total	$4,678

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $625 thousand, $376 thousand and $324 thousand, respectively.

NOTE 14 – OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers. These financial instruments include commitments to extend credit, undisbursed lines of credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract amounts of these instruments express the extent of involvement the Company has in these financial instruments.

Commitments to extend credit and undisbursed lines of credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of these commitments is immaterial at December 31, 2011 and 2010.

Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2011 is as follows:

Contractual
Amount
Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$115,045
Standby letters of credit	3,346
Commercial letters of credit	1,411

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

At December 31, 2011, the Company had seven loan swaps. The total original notional amount of these loan swaps was $17.4 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(645) thousand and $(560) thousand and are included in loans at December 31, 2011 and December 31, 2010, respectively. The loans being hedged are also recorded at fair value. The Company recorded interest expense on these loan swaps of $372 thousand, $342 thousand, and $354 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company entered into an interest rate swap agreement during May 2008 with a notional amount of $40.0 million that matured on May 16, 2011. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment.  It had been accounted for as a cash flow hedge and the Company recognized no additional gain as a result of this maturity. Changes in fair value of the hedge that were deemed effective were recorded in other comprehensive income net of tax while the ineffective portion of the hedge was recorded in interest income. The Company recorded interest income on the swap of $441 thousand, $1.2 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company entered into an interest rate swap agreement during June 2007 with a notional amount of $40.0 million. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending June 2010. This swap was terminated on January 29, 2008. The gain on the terminated swap was $2.0 million. The amount of this gain was recognized in interest income over the remaining term of the swap, as if it had not been terminated, with the final amount recognized in income during June 2010. The Company recorded income on the terminated swap of $353 thousand and $852 thousand for the years ended December 31, 2010 and 2009, respectively.

Information on the individual loan swaps at December 31, 2011 is as follows:

					Floating
Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer
Amount	Amount	Date	Rate	Rate	Spread
$2,670	$2,384	04/10/13	5.85%	USD-LIBOR-BBA	2.38%
1,800	426	04/09/13	5.80%	USD-LIBOR-BBA	2.33%
1,100	984	03/10/13	6.04%	USD-LIBOR-BBA	2.27%
3,775	3,492	02/15/13	5.90%	USD-LIBOR-BBA	2.20%
1,870	1,537	02/15/13	5.85%	USD-LIBOR-BBA	2.25%
2,555	2,549	10/10/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,507	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$17,365	$14,879

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions are used to estimate the fair value of significant financial instruments:

Cash and Cash Equivalents – Cash and cash equivalents, which are comprised of cash and due from banks, interest-earning balances at banks and federal funds sold, approximate their fair value.

Investment Securities - Fair value for investment securities is based on the quoted market price if such information is available. If a quoted market price is not available, fair values are based on quoted market prices of comparable instruments.

Nonmarketable Equity Securities – Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are no readily marketable.  The carrying amount is adjusted for any permanent declines in value.

Interest Rate Swap - Derivative instruments, including interest rate and loan swaps, are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.

Loans, net of allowance and Loans Held for Sale - For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Further adjustments are made to reflect current market conditions. There is no discount for liquidity included in the expected cash flow assumptions.

Accrued Interest Receivable - The carrying amount is a reasonable estimate of fair value.

Deposits - The fair value of deposits with no stated maturities, including demand deposits, savings, money market and NOW accounts, is the amount payable on demand at the reporting date. The fair value of deposits that have stated maturities, primarily time deposits, is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings - The fair values of short-term and long-term borrowings are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Subordinated Debentures – The fair value of fixed rate subordinated debentures is estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate.  The carrying amounts of variable rate borrowing are reasonable estimates of fair value because they can reprice frequently.

Accrued Interest Payable - The carrying amount is a reasonable estimate of fair value.

Financial Instruments with Off-Balance Sheet Risk - With regard to financial instruments with off-balance sheet risk discussed in Note 14 – Off-Balance Sheet Risk, it is not practicable to estimate the fair value of future financing commitments.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$28,541	$28,541	$65,378	$65,378
Investment securities	210,146	210,146	140,590	140,590
Nonmarketable equity securities	8,510	8,510	1,757	1,757
Loans held for sale	6,254	6,254	-	-
Loans, net of allowance	748,893	746,702	387,405	382,854
Interest rate swap	-	-	459	459
Accrued interest receivable	3,216	3,216	1,640	1,640

Financial liabilities:
Deposits with no stated maturity	$476,620	$476,620	$107,999	$107,999
Deposits with stated maturities	370,017	371,139	299,821	300,393
Swap fair value hedge	645	645	569	569
Borrowings	62,061	61,602	27,769	28,952
Accrued interest payable	1,561	1,561	290	290

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities that are valued using quoted prices for similar instruments in active markets. Securities classified as Level 3 include a corporate debt security in a less liquid market whose value is determined by reference to the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies.

Derivative Instruments - Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. At December 31, 2011 and  2010, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value for identical collateral, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available for identical collateral or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price for the collateral, the Company records the impaired loan as nonrecurring Level 3.

At December 31, 2011 and 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the seven loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

Loans held for sale – Loans held for sale are adjusted to fair value upon transfer from the loan portfolio to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, management’s estimation of the value of the collateral or commitments on hand from investors within the secondary market for loans with similar characteristics. The fair value adjustments for loans held for sale are recorded as recurring Level 2.

Other real estate owned-  Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value for identical collateral, the Company records the foreclosed asset as nonrecurring Level 3. When an appraised value is not available for identical collateral or management determines the fair value of the collateral is further impaired below the appraised value and there is not an observable market price for the collateral, the Company records the OREO as nonrecurring Level 3.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2011 and 2010:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Assets/
	Identical Assets	Observable Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
2011 recurring
U.S. Government agencies	$-	$591	$-	$591
Residential agency mortgage-backed securities	-	138,193	-	138,193
Collateralized agency mortgage obligations	-	53,440	-	53,440
Municipal securities	-	17,517	-	17,517
Debt securities	-	-	405	405
Corporate and other securities	-	-	-	-
Interest rate swap	-	-	-	-
Fair value loans	-	15,612	-	15,612
Swap fair value hedge	-	(733)	-	(733)

2010 recurring
U.S. Government agencies	$-	$13,160	$-	$13,160
Residential agency mortgage-backed securities	-	52,399	-	52,399
Collateralized agency mortgage obligations	-	58,719	-	58,719
Municipal securities	-	13,808	-	13,808
Debt securities	-	-	350	350
Corporate and other securities	-	2,154	-	2,154
Interest rate swap	-	459	-	459
Fair value loans	-	9,702	-	11,180
Swap fair value hedge	-	(569)	-	(496)

There were no transfers between valuation levels for any accounts. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

The following are reconciliations of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010.
Debt
Securities
2011
Balance, beginning of year	$350
Unrealized gains	55
Balance, end of year	$405

2010
Balance, beginning of year	$400
Unrealized losses	(50)
Balance, end of year	$350

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, where there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level within the hierarchy for which a nonrecurring change in fair value has been recorded during the year.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following tables set forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at December 31, 2011 and 2010:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value

December 31, 2011
OREO	$-	$-	$14,403	$14,403
Impaired loans:
Commerical and industrial	-	-	396	396
CRE - investor income producing	-	-	345	375
AC&D	-	-	528	528
Residential mortgage	-	-	742	742
Home equity lines of credit	-	-	163	163

December 31, 2010
OREO	$-	$-	$1,246	$1,246
Impaired loans:
Commercial and industrial	-	-	157	157
CRE - owner-occupied	-	-	581	581
CRE - investor income producing	-	-	842	842
AC&D	-	-	11,419	11,419
Home equity lines of credit	-	-	885	885

There were no liabilities measured at fair value on a nonrecurring basis for the years ended December 31, 2011 and 2010.

NOTE 17 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Employment Contracts - The Company has entered into employment agreements with each of its executive officers to ensure a stable and competent management base. The agreements provide for terms of three years, but the agreements may be extended. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts.

During 2011, the Company purchased BOLI policies on certain key officers of the Company, including the executive officers.  Earnings on such policies will be used to offset employee benefit expenses. The Company is the sole owner of the policies and has the right to exercise all incidents of ownership. The Company is the direct beneficiary of an amount of death proceeds less the split dollar amount. The split dollar amount is $100,000 for each insured party, so long as the insured party was an employee of the Company at the time of death.  Premiums paid on the policies during 2011 were $8 million.  The Company acquired $12.9 million in BOLI through the merger with Community Capital.  Cash values at December 31, 2011 were $26.2 million.

The Company has an Executive Supplemental Compensation Plan that was acquired through the Community Capital merger that provides certain employees who were previously officers of Community Capital with salary continuation benefits upon retirement.  The plan also provides for benefits in the event of early retirement, death, or substantial change in control of the Company.  In connection with, but not directly related to, the Executive Supplemental Compensation Plan, split dollar life insurance contracts were purchased on these employees.  The Company is the sole owner of the policies and has the right to exercise all incidents of ownership.  The Company is the direct beneficiary of an amount of death proceeds equity to the greater of  a) the cash surrender value of the policy, b) the aggregate premiums paid on the policy by the Company less any outstanding indebtedness to the insurer, or c) the total death proceeds less the split dollar amount.  The split dollar amount is 50 percent of the difference between the total policy death proceeds and the policy cash surrender value at the date of the employee’s death.   There was no expense associated with this plan in 2011, and no insurance premiums were paid on the plan during 2011.   Cash values at December 31, 2011 totalled $5.2 million.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Retirement Savings - The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees subject to certain minimum age and service requirements. Under this plan, the Company matches 100% of employee contributions to a maximum of 3% of annual compensation and 50% of employee contributions greater than 3% to a maximum of 6% of annual compensation, up to an annual compensation generally equal to the Internal Revenue Service’s compensation threshold in effect from time to time. Community Capital sponsored a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees.  Prior to the merger, Community Capital matched 75 cents per dollar, up to a maximum of 6% of employee compensation for all legacy Community Capital employees. Following the merger, the Company continued such matching until December 31, 2011. Prior to the merger, the Community Capital match was fully allocated to purchase shares of Community Capital common stock.  At the time of the merger, the Company match was changed to cash for legacy Community Capital employees.  On January 1, 2012, the legacy Community Capital employees were transferred to the Company’s profit sharing and 401(k) plan.

 The Company’s contribution expense under these plans was $258 thousand, $149 thousand and $145 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the Community Capital savings plan owned 246,547 shares of the Company’s Common Stock.  The estimated value of the shares held at December 31, 2011 was $1.0 million.

Share Based Plans - The Company maintains share-based plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved, the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Plans”), which provided for an aggregate of 1,859,550 shares of Common Stock reserved for the granting of options. The 2010 Plans were substantially similar to the 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of shares of Common Stock reserved for options. Upon effectiveness of the Reorganization, the Company assumed all outstanding options under the 2010 Plans and the 2006 plans, and the Company’s Common Stock was substituted as the stock issuable upon the exercise of options under these plans.  As a result, there will be no further awards under the 2010 Plans.

        Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Inventive Plan for directors and employees ( the “LTIP”), which was effective upon the Reorganization and replaced the 2010 Plans.  The LTIP provides for an aggregate of 1,016,400 of shares of Common Stock reserved for issuance to employees and directors in connection with stock options, stock appreciation rights, and other stock-based awards (including, without limitation, restricted stock awards).

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at December 31, 2011 under these plans ranges from $3.26 to $15.45 and the average exercise price was $7.62. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules which are generally three years. In connection with the retirement of certain directors following the Bank’s Public Offering, vesting of their director options previously awarded in December 2007 was accelerated from December 2010 to August 2010 at their original exercise price of $13.23 per share.  All unexercised options expire ten years after the date of the grant.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Activity in the Company’s share-based plans is summarized in the following table:

		Outstanding Options				Nonvested Restricted Shares
	Options Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

At December 31, 2008	195,664	794,336	$10.41	8.26	$-	-	$-	$-
Granted	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-
Expired and forfeited	5,684	(5,684)	12.43	4.33	-	-	-	-

At December 31, 2009	201,348	788,652	10.39	7.26	-	-	-	-
Approved for issuance	1,859,550	-	-	-	-	-	-	-
Granted	(1,534,980)	1,534,980	6.51	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-
Expired and forfeited	-	-	-	-	-	-	-	-

At December 31, 2010	525,918	2,323,632	7.83	8.50	-	-	-	-
Replacement of 2010 Plans	(525,918)	-	-	-	-	-	-	-
Approved for issuance	1,016,400	-	-	-	-	-	-	-
Options Granted	(131,840)	131,840	5.29	-	-	-	-	-
Restricted Shares Granted	(568,260)	-	-	-	-	568,260	3.91	2,318,501
Exercised	-	-	-	-	-	-	-	-
Expired and forfeited	310,283	(310,283)	8.22	-	-	-	-	-

At December 31, 2011	626,583	2,145,189	$7.62	7.67	$-	568,260	$3.91	$2,318,501

Exercisable at December 31, 2011		1,107,418	$8.79	6.65	$-

A summary of non-vested stock option activity is as follows:

		Weighted
		Average
	Non-vested	Grant Date
	Options	Fair Value

At December 31, 2008	263,499	$4.16
Granted	-	-
Vested	(167,704)	3.50
Forfeited	(4,584)	4.33

At December 31, 2009	91,211	4.51
Granted	1,534,980	2.62
Vested	(88,461)	4.50
Forfeited	-	-

At December 31, 2010	1,537,730	2.63
Granted	131,840	2.37
Vested	(321,516)	2.62
Forfeited	(310,283)	3.13

At December 31, 2011	1,037,771	$2.59

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted in 2011 and 2010 was $2.37 and $2.62, respectively. No options were granted in 2009. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values

	2011	2010
Weighted-average volatility	38.60%	33.00%
Expected dividend yield	0%	0%
Risk-free interest rate	2.61%	2.77%
Expected life	7 years	7 years

The fair value of options vested was $1.2 million, $398 thousand and $665 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company recognized compensation expense for share based compensation plans of $1.9 million, $810 thousand and $642 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. There were no tax deductions related to this compensation expense in any of those years. At December 31, 2011, unrecognized compensation expense related to non-vested stock options of $1.2 million is expected to be recognized over a weighted-average period of 1.17 years. At December 31, 2010, unrecognized compensation expense related to non-vested stock options of $3.5 million is expected to be recognized over a weighted-average period of 1.65 years.

NOTE 18 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

A summary of selected quarterly financial information for 2011 and 2010 follows:

	2011 Quarter ended (unaudited)				2010 Quarter ended (unaudited)
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total interest income	$9,340	$5,211	$5,359	$5,654	$5,794	$5,559	$5,638	$5,651
Total interest expense	1,527	1,357	1,587	1,698	1,896	1,929	1,882	1,900
Net interest income	7,813	3,854	3,772	3,956	3,898	3,630	3,756	3,751
Provision for loan losses	1,110	568	3,245	4,462	8,237	6,143	1,094	1,531
Net interest income (loss) after provision	6,703	3,286	527	(506)	(4,339)	(2,513)	2,662	2,220
Noninterest income	1,420	111	44	72	38	26	24	38
Noninterest expense	10,036	5,216	5,474	4,234	3,544	2,990	2,477	2,042
Income (loss) before taxes	(1,913)	(1,819)	(4,903)	(4,668)	(7,845)	(5,477)	209	216
Income tax expense (benefit)	(931)	(443)	(1,789)	(1,781)	(3,324)	(1,809)	36	59
Net income (loss)	$(982)	$(1,376)	$(3,114)	$(2,887)	$(4,521)	$(3,668)	$173	$157

Basic earnings (loss) per common share	$(0.03)	$(0.05)	$(0.11)	$(0.10)	$(0.16)	$(0.23)	$0.03	$0.03
Diluted earnings (loss) per common share	$(0.03)	$(0.05)	$(0.11)	$(0.10)	$(0.16)	$(0.23)	$0.03	$0.03

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 19 – PARK STERLING CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Park Sterling Corporation (Parent Company Only) follow:

Condensed Balance Sheets
December 31,
2011

ASSETS

Cash and due from banks	$7,641
Investment securities available-for-sale, at fair value	54,683
Investment in banking subsidiary	136,208
Nonmarketable equity securities	310
Premises and equipment, net	20
Other assets	539

Total assets	$199,401

LIABILITIES AND SHAREHOLDERS' EQUITY

Subordinated debt	$5,401
Accrued interest payable	1,248
Accrued expenses and other liabilities	2,698
Total liabilities	9,347

Shareholders' equity:
Common Stock	32,644
Additional paid-in capital	172,390
Accumulated deficit	(17,860)
Accumulated other comprehensive income (loss)	2,880
Total shareholders' equity	190,054

Total liabilities and shareholders' equity	$199,401

Condensed Statements of Income (Loss)	December 31,
2011

Income
Other interest income	$1,139
Other income	2
Total income	1,141

Expense
Salaries and employee benefits	2,119
Interest expense	96
Other operating expense	1,534
Total noninterest expense	3,749

Income (loss) before income taxes and equity in undistributed (earnings)losses of subsidiary	(2,608)
Income tax expense (benefit)	-

Income (loss) before equity in undistributed earnings of subsidiary	(2,608)

Equity in undistributed earnings (loss) of subsidiary	(5,751)

Net income (loss)	$(8,359)

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Condensed Statement of Cash Flow
December 31,
2011
(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(8,359)
Adjustments to reconcile net income (loss) to net
cash provided (used for) by operating activities:
Equity in undistributed (earnings) loss in banking subsidiary	5,751
Accretion of investment securities available-for-sale	(157)
Change in assets and liabilities:
Increase in other assets	(375)
Increase in accrued interest payable	30
Net cash provided by (used for) operating activities	(3,110)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(44,429)
Proceeds from maturities and call of investment securities available-for-sale	18,462
Acquisition of Community Capital	(13,282)
Net cash used for investing activities	(39,249)

Cash flows from financing activities
Dividend from banking subsidiary	50,000
Net cash provided by financing activities	50,000

Net increase in cash and cash equivalents	7,641

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$7,641

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or  disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. As permitted by guidance provided by the staff of the SEC, the scope of management’s assessment of internal control over financial reporting as of December 31, 2011 has excluded Community Capital, which was acquired by the Company in November 2011. Community Capital constituted 18.8 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2011, and 46.3 percent of consolidated total assets as of December 31, 2011. Based on its assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm. Their report, which appears below, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Park Sterling Corporation

We have audited Park Sterling Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.    A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Community Capital Corporation from the scope of its assessment of internal control over financial reporting which was acquired by the Company on November 1, 2011. Community Capital Corporation constituted 18.8 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2011 and 46.3 percent of consolidated assets at December 31, 2011.  Accordingly, we have also excluded Community Capital Corporation from the scope of our audit of internal control over financial reporting.

In our opinion, Park Sterling Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Park Sterling Corporation as of and for the year ended December 31, 2011, and our report dated March 14, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
March 14, 2012

Item 9B.   Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Board of Directors

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

Patricia C. Hartung.
Executive Director, Upper Savannah Council of Governments.

Thomas B. Henson.
President and Chief Executive Officer, Henson-Tomlin Interests, LLC.
Senior Managing Partner, Southeastern Private Investment Fund.

Jeffrey S. Kane.
Retired Senior Vice President in charge of Charlotte office, Federal Reserve Bank of Richmond.

Biographical information for each member of the Board of Directors can be found in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders, scheduled to be held on May 30, 2012 (the “2012 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by reference.

Executive Officers

The following persons have been designated as the Company’s executive officers:

James C. Cherry. Mr. Cherry, age 61, has been Chief Executive Officer of the Company since its formation and Chief Executive Officer of the Bank since its Public Offering.  Prior experience includes being Chief Executive Officer for the Mid-Atlantic Banking sector of Wachovia Bank, N.A. from September 2001 to June 2006, and leading the General Bank merger integration of First Union National Bank and Wachovia Bank, N.A. and of SouthTrust Bank into Wachovia Bank, N.A. for the Mid-Atlantic Region.  Prior to the merger of Wachovia Corporation and First Union Corporation, Mr. Cherry was Regional Executive/President of Virginia Banking at Wachovia from March 1998 through August 2001.  Other Wachovia leadership experiences include serving as Head of Trust and Investment Management for the Wachovia Corporation and various positions in North Carolina including Regional Executive, Area Executive, City Executive, Corporate Banking and Loan Administration Manager, and Retail Banking Branch Manager.  In addition, Mr. Cherry served as Chairman of the Virginia Bankers Association from June 2006 to June 2007. Mr. Cherry has over 32 years of banking experience.

Bryan F. Kennedy III.  Mr. Kennedy, age 54, has been President of the Company since its formation and President of the Bank since its Public Offering.  Prior to the Bank’s Public Offering, he served as President and Chief Executive Officer of the Bank since its formation in October 2006. Prior to helping organize the Bank in 2006, he served in various roles at Regions Bank, including President-North Carolina from November 2004 to January 2006, President-Charlotte from January 2003 to November 2004, and Executive Vice President from November 2001 to January 2003.  From June 1991 to November 2001 he served initially as Senior Vice President and then as Executive Vice President of Park Meridian Bank, which was acquired by Regions Financial Corporation in November 2001.  Mr. Kennedy serves on the Board of Directors of Cato Corporation, a publicly traded company. Mr. Kennedy has over 30 years of banking experience.

David L. Gaines.  Mr. Gaines, age 52, has been Executive Vice President and Chief Financial Officer of the Company since its formation and Executive Vice President and Chief Financial Officer of the Bank since its Public Offering.  He was the deputy and then Chief Risk Officer for Corporate and Investment Banking at Wachovia Corporation. from September 2001 to November 2006.  Prior to that, he was Senior Vice President and Comptroller of Wachovia Corporation from July 2000 to September 2001.  Other Wachovia experiences include the coordination of the Merger Integration Project Office for the Wachovia-First Union merger, leadership of Risk Management for Wachovia Capital Markets and U.S. Corporate Banking and various geographically-based relationship management positions. Mr. Gaines has over 24 years of banking experience.

Nancy J. Foster.  Ms. Foster, age 50, has been Executive Vice President and Chief Risk Officer of the Company and the Bank since November 2010. Prior to joining the Bank, she was first Executive Vice President and Chief Credit Officer and then Executive Vice President and Chief Risk & Credit Officer of CIT Group from January 2007 to December 2009.  She was Group Senior Vice President, Specialized Lending at LaSalle Bank/ABNAmro from March 2005 to January 2007, Group Senior Vice President, Credit Policy and Portfolio Management from August 2001 to March 2005, Group Senior Vice President and Chief Credit Officer, Asset Based Lending and Metropolitan Commercial Banking from 1999 to 2001, and Executive Vice President and Chief Credit Officer, Community Banks from 1993 to 1999.  Ms. Foster previously held various lending and managerial roles in Middle Market Banking at LaSalle Bank. Ms. Foster has over 28 years of banking experience.

Additional Information

The additional information required by this Item 10 appears under the captions “Election of Directors – Committees of the Board of Directors – Audit Committee,” “Corporate Governance Matters – Audit Committee Financial Expert”, “—Process for Nominating Potential Director Candidates” and “—Code of Ethics,” and “Section 16 Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, which sections are incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item 11 appears under the captions “Election of Directors – Compensation of Directors”, “Compensation Discussion and Analysis” and “Compensation of Executive Officers” in the 2012 Proxy Statement, which sections are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management appears under the caption “Beneficial Ownership of Common Stock” in the 2012 Proxy Statement, which section is incorporated herein by reference.  The following table sets forth summary information regarding the Company’s equity compensation plans as of December 31, 2011:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted -average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders	2,145,189	$7.62	626,583

Equity compensation plans not approved by our stockholders	-	-	-

Total	2,145,189	$7.62	626,583

A description of the Company’s equity compensation plans is presented in Note 17 – Employee and Director Benefit Plans to the Consolidated Financial Statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 appears under the captions “Corporate Governance – Director Independence” and “Transactions with Related Persons and Certain Control Persons” in the 2012 Proxy Statement, which sections are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 appears under the captions “—Ratification of the Independent Registered Public Accounting Firm Fees” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the 2012 Proxy Statement, which sections are incorporated herein by reference.

With the exception of the information expressly incorporated herein by reference, the 2012 Proxy Statement shall not be deemed filed as part of this report.

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
Notes to Consolidated Financial Statements

(b)  Schedules: None
(c)  Exhibits: The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K are filed herewith or have been previously filed and are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK STERLING CORPORATION

March 14, 2012	By:	/s/ JAMES C. CHERRY
James C. Cherry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 14, 2012.

/S/ JAMES C. CHERRY	March 14, 2012
James C. Cherry
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ DAVID L. GAINES	March 14, 2012
David L. Gaines
Chief Financial Officer
(Principal Financial Officer)

/S/ SUSAN D. SABO	March 14, 2012
Susan D. Sabo
Chief Accounting Officer
(Principal Accounting Officer)

/S/ WALTER C. AYERS	March 14, 2012
Walter C. Ayers
Director

/S/ LESLIE M. BAKER JR.	March 14, 2012
Leslie M. Baker Jr.
Chairman of the Board

/S / LARRY W. CARROLL	March 14, 2012
Larry W. Carroll
Director

/S / JEAN E. DAVIS	March 14, 2012
Jean E. Davis
Director

/S / PATRICIA C. HARTUNG	March 14, 2012
Patricia C. Hartung
Director

/S/ THOMAS B. HENSON	March 14, 2012
Thomas B. Henson
Director

/S / JEFFREY S. KANE	March 14, 2012
Jeffrey S. Kane
Director

Exhibit Index

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Reorganization and Share Exchange dated October 22, 2010 by and between the Bank and the Company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

2.2
Agreement and Plan of Merger dated March 31, 2011 by and between Park Sterling Corporation and Community Capital Corporation, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed April 5, 2011

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

4.3
Notes Agency Agreement by and between the Bank and First-Citizens Bank & Trust Company, dated June 29, 2009 in connection with the 11% Subordinated Notes due June 30, 2019, incorporated by reference to Exhibit 10.5 of the Bank’s Registration Statement on Form 10 filed with the FDIC on April 26, 2010

4.4
Indenture dated as of June 15, 2006 between the Company (as successor by merger to Community Capital) and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.2 of Community Capital's Current Report on Form 8-K (File No. 000-18460) filed June 16, 2006.

4.5	First Supplemental Indenture dated as of November 1, 2011 among Community Capital, the Company and Wilmington Trust Company, as trustee.

10.1
Underwriting Agreement dated August 12, 2010 between the Bank and Keefe, Bruyette & Woods, Inc. as representative of the several underwriters, incorporated by reference to Exhibit 1.1 of the Bank’s Current Report on Form 8-K filed with the FDIC on August 18, 2010

10.2
Employment Agreement by and between James C. Cherry and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.3
Employment Agreement by and between Bryan F. Kennedy III and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.4
Employment Agreement by and between David L. Gaines and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.5
Employment Agreement by and between Nancy J. Foster and the Bank effective November 15, 2010, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011.*

10.6
Park Sterling Bank 2006 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.7
Park Sterling Bank 2006 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.8
Park Sterling Bank 2010 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.9
Park Sterling Bank 2010 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.10
Park Sterling Corporation Long-Term Incentive Plan and related form of award agreements incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.11
Form of Non-Employee Director Nonqualified Stock Option Award pursuant to the Park Sterling Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.12
Form of Employee Restricted Stock Award Agreement pursuant to the Park Sterling Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.13
Form of Non-Employee Director Nonqualified Stock Option Award pursuant to the Park Sterling Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.14
Amended and Restated Declaration of Trust dated as of June 15, 2006 among the Company (as successor by merger to Community Capital), as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein, incorporated by reference to Exhibit 10.50 of Community Capital's Current Report on Form 8-K (File No. 000-18460) filed June 16, 2006.

10.15
Guarantee Agreement dated as of June 15, 2006 between the Company (as successor by merger to Community Capital), as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 10.51 of Community Capital's Current Report on Form 8-K (File No. 000-18460) filed June 16, 2006.

21.1	Subsidiaries of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011.

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2011, 2010 and 2009; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2011, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement