Form 10-Q
period 2012-03-31
Park Sterling Corp
filed 2012-05-10
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2012, the registrant had outstanding 32,643,627 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2012	2011*

ASSETS

Cash and due from banks	$18,016	$18,426
Interest-earning balances at banks	15,567	10,115
Federal funds sold	20,085	-
Investment securities available-for-sale, at fair value	232,464	210,146
Nonmarketable equity securities	8,510	8,510
Loans held for sale	8,055	6,254
Loans	727,862	759,047
Allowance for loan losses	(9,556)	(10,154)
Net loans	718,306	748,893

Premises and equipment, net	24,371	24,515
Accrued interest receivable	2,604	3,216
Other real estate owned	16,674	14,403
Bank-owned life insurance	26,456	26,223
Goodwill	649	428
Core deposit intangible	3,920	4,022
Deferred tax asset	30,143	31,131
Other assets	4,931	6,940

Total assets	$1,130,751	$1,113,222

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$148,929	$142,652
Interest-bearing	707,508	703,985
Total deposits	856,437	846,637

Short-term borrowings	852	9,765
FHLB advances	55,000	40,000
Subordinated debt	12,396	12,296
Accrued interest payable	299	1,561
Accrued expenses and other liabilities	12,951	12,909
Total liabilities	937,935	923,168

Shareholders' equity:
Preferred stock, no par value 5,000,000 shares authorized; -0- issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $1.00 par value 200,000,000 shares authorized at March 31, 2012 and December 31, 2011; 32,643,627 shares issued and outstanding at March 31, 2012 and December 31, 2011	32,644	32,644
Additional paid-in capital	172,873	172,390
Accumulated deficit	(16,137)	(17,860)
Accumulated other comprehensive income	3,436	2,880
Total shareholders' equity	192,816	190,054

Total liabilities and shareholders' equity	$1,130,751	$1,113,222
* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest income
Loans, including fees	$12,110	$4,758
Federal funds sold	8	30
Taxable investment securities	1,084	681
Tax-exempt investment securities	185	171
Interest on deposits at banks	10	14
Total interest income	13,397	5,654

Interest expense
Money market, NOW and savings deposits	326	141
Time deposits	821	1,226
Short-term borrowings	3	-
FHLB advances	161	141
Subordinated debt	367	190
Total interest expense	1,678	1,698
Net interest income	11,719	3,956
Provision for loan losses	123	4,462
Net interest income (loss) after provision for loan losses	11,596	(506)

Noninterest income
Service charges on deposit accounts	314	26
Income from fiduciary activities	540	-
Commissions from sales of mutual funds	59	-
Gain on sale of securities available for sale	-	19
Mortgage banking income	461	-
Income from bank-owned life insurance	259	-
Other noninterest income	322	27
Total noninterest income	1,955	72

Noninterest expense
Salaries and employee benefits	6,124	2,507
Occupancy and equipment	820	256
Advertising and promotion	161	38
Legal and professional fees	312	307
Deposit charges and FDIC insurance	291	287
Data processing and outside service fees	1,349	123
Communication fees	232	26
Postage and supplies	196	39
Core deposit intangible amortization	102	-
Net cost of operation of other real estate owned	522	235
Loan and collection expense	244	86
Other noninterest expense	650	330
Total noninterest expense	11,003	4,234
Income (loss) before income taxes	2,548	(4,668)
Income tax expense (benefit)	825	(1,781)
Net income (loss)	$1,723	$(2,887)
Basic earnings (loss) per common share	$0.05	$(0.10)
Diluted earnings (loss) per common share	$0.05	$(0.10)
Weighted-average common shares outstanding
Basic	32,075,367	28,051,098
Diluted	32,075,398	28,051,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
 (Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$1,723	$(2,887)

Unrealized holding gains on available-for-sale securities	844	467
Tax effect	(288)	(180)
Reclassification of gain recognized in net income	-	(19)
Tax effect	-	7
	556	275

Unrealized holding loss on swaps	-	(270)
Tax effect	-	105
	-	(165)

Total comprehensive income (loss)	$2,279	$(2,777)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2012 and 2011
(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2010	28,051,098	$28,051	$159,489	$(9,501)	$(938)	$177,101

Issuance of restricted stock grants	568,260	568	(568)	-	-	-

Share-based compensation expense	-	-	446	-	-	446

Comprehensive income (loss):
Net loss	-	-	-	(2,887)	-	(2,887)
Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	275	275
Unrealized holding losses on interest rate swaps, net of taxes	-	-	-	-	(165)	(165)

Total comprehensive income (loss)	-	-	-	-	-	(2,777)

Balance at March 31, 2011	28,619,358	$28,619	$159,367	$(12,388)	$(828)	$174,770

Balance at December 31, 2011	32,643,627	$32,644	$172,390	$(17,860)	$2,880	$190,054

Share-based compensation expense	-	-	483	-	-	483

Comprehensive income:
Net income	-	-	-	1,723	-	1,723
Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	556	556

Total comprehensive income	-	-	-	-	-	2,279

Balance at March 31, 2012	32,643,627	$32,644	$172,873	$(16,137)	$3,436	$192,816

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$1,723	$(2,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on acquired loans	(2,481)	-
Net (accretion) amortization on investments	(536)	329
Other depreciation and amortization	432	65
Provision for loan losses	123	4,462
Share-based compensation	483	446
Deferred income taxes	700	-
Net gains on sales of investment securities available-for-sale	-	(19)
Net (gains) losses on sales of other real estate	52	(24)
Net losses on sales of premises and equipment	9	-
Writedowns on other real estate owned	248	-
Income from bank owned life insurance	(259)	-
Proceeds from loans held for sale	14,008	-
Disbursements for loans held for sale	(15,809)	-
Change in assets and liabilities:
Decrease in accrued interest receivable	612	171
(Increase) decrease in other assets	2,036	(1,465)
Decrease in accrued interest payable	(1,262)	(45)
Increase in accrued expenses and other liabilities	142	653
Net cash provided by operating activities	221	1,686

Cash flows from investing activities
Net decrease in loans	28,323	5,480
Purchases of premises and equipment	(195)	(139)
Purchases of investment securities available-for-sale	(29,813)	(1,746)
Proceeds from sales of investment securities available-for-sale	-	24,314
Proceeds from maturities and call of investment securities available-for-sale	8,875	5,887
Improvements to other real estate	-	241
Proceeds from sale of other real estate	1,829	534
Net purchases of nonmarketable equity securities	-	(153)
Net cash provided by investing activities	9,019	34,418

Cash flows from financing activities
Net increase in deposits	9,800	13,692
Net increase in FHLB advances	15,000	-
Increase (decrease) in short-term borrowings	(8,913)	339
Net cash provided by financing activities	15,887	14,031

Net increase in cash and cash equivalents	25,127	50,135

Cash and cash equivalents, beginning	28,541	65,378

Cash and cash equivalents, ending	$53,668	$115,513

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,940	$1,743
Cash paid for income taxes	257	-

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$556	$275
Change in unrealized loss on swap, net of tax	-	(165)
Loans transferred to other real estate owned	4,400	1,070

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956. On January 1, 2011, the Company acquired all of the outstanding stock of the Bank in a statutory exchange transaction (the “Reorganization”).

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes (the “2011 Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012 (the “2011 Form 10-K”).

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2012 and December 31, 2011. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

Tabular information, other than share and per share data, is presented in thousands of dollars.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the valuation of purchased credit-impaired (“PCI”) loans, the valuation of the allowance for loan losses, determination of the need for a deferred tax asset valuation allowance and the fair value of financial instruments and other accounts.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

Note 2 - Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board (“FASB”) does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The Update also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The required disclosures are included in the accompanying unaudited condensed consolidated financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. A statement of other comprehensive income is included in the accompanying unaudited condensed consolidated financial statements.

Note 3– Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $649 thousand was generated in connection with the acquisition, all of which is expected to be deductible for income tax purposes.  As a result of refinements to the fair value mark on loans and other liabilities subsequent to December 31, 2011, goodwill as indicated below is $221 thousand greater than the goodwill estimated in the 2011 Audited Financial Statements.

On November 1, 2011, Community Capital Corporation was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of March 30, 2011. Under the terms of the merger agreement, Community Capital shareholders received either $3.30 in cash or 0.6667 of a share of Common Stock, for each share of Community Capital common stock they owned immediately prior to the merger, subject to the limitation that the total consideration would consist of 40.0% in cash and 60.0% in Common Stock. The merger was structured to be tax-free to Community Capital shareholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The fair value of the shares of Common Stock issued as part of the consideration paid for Community Capital was determined on the basis of the closing price of the Common Stock on October 31, 2011. On that date, the closing stock price was $3.85 per share, resulting in a final transaction value of approximately $28.8 million.

Community Capital operated 17 full service branches and one drive through facility in South Carolina at the date of acquisition. The acquisition of Community Capital was in furtherance of the Company’s business plan seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the consideration paid by the Company in the merger with Community Capital and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

	As Recorded	Fair Value and Other
	by	Merger Related	As Recorded
	Community Capital	Adjustments	by the Company
Consideration Paid
Cash			$13,282
Common shares issued (4,024,269 shares)			15,564

Fair Value of Total Consideration Transferred			$28,846

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$97,178	$-	$97,178
Securities	45,055	-	45,055
Nonmarketable equity securities	8,451	-	8,451
Loans held for sale	6,704	-	6,704
Loans, net of allowance	413,016	(31,500)	381,516
Premises and equipment	14,841	4,377	19,218
Core deposit intangibles	942	3,148	4,090
Other real estate owned	8,420	(668)	7,752
Bank owned life insurance	17,975	-	17,975
Deferred tax asset	8,046	10,997	19,043
Other assets	6,677	(1,220)	5,457

Total assets acquired	$627,305	$(14,866)	$612,439

Deposits	$466,398	$627	$467,025
Federal Home Loan Bank advances	95,400	5,634	101,034
Junior Subordinated Debt	10,310	(4,976)	5,334
Other liabilities	8,228	2,621	10,849

Total liabilities assumed	$580,336	$3,906	$584,242

Total identifiable assets	$46,969	$(18,772)	$28,197

Goodwill resulting from acquisition			$649

Note 4 – Shareholders’ Equity

Share-Based Plans

Pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, the Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions and expensed over each option’s vesting period. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards, subject to share price performance vesting requirements, is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no options or restricted shares issued during the three months ended March 31, 2012. There were 82,340 options and 568,260 restricted shares issued during the three months ended March 31, 2011.

Approximately 27,000 options vested during the three months ended March 31, 2012; no options vested during the three months ended March 31, 2011. The compensation expense for stock options was $323 thousand and $310 thousand for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, unrecognized compensation cost related to nonvested stock options of $1.8 million is expected to be recognized over a weighted-average period of 0.95 years.

No shares of restricted stock vested during the three months ended March 31, 2012. The compensation expense for restricted shares was $160 thousand and $136 for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, unrecognized compensation cost related to nonvested restricted shares of $1.5 million is expected to be recognized over a weighted-average period of 2.48 years.

Note 5 - Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at March 31, 2012 and December 31, 2011 are as follows:

 Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
March 31, 2012
Securities available-for-sale:
U.S. Government agencies	$521	$65	$-	$586
Residential agency mortgage-backed securities	158,588	2,798	(2)	161,384
Collateralized agency mortgage obligations	51,142	1,240	-	52,382
Municipal securities	16,178	1,527	-	17,705
Corporate and other securities	500	-	(93)	407
Total investment securities	$226,929	$5,630	$(95)	$232,464

December 31, 2011
Securities available-for-sale:
U.S. Government agencies	$523	$68	$-	$591
Residential agency mortgage-backed securities	135,894	2,313	(14)	138,193
Collateralized agency mortgage obligations	52,354	1,086	-	53,440
Municipal securities	16,184	1,333	-	17,517
Corporate and other securities	500	-	(95)	405
Total investment securities	$205,455	$4,800	$(109)	$210,146

The amortized cost and fair values of securities available-for-sale at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential mortgage-backed securities are backed by an agency of the U.S. government. The Company did not own any commercial mortgage-backed securities as of March 31, 2012 or December 31, 2011.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of Investment Portfolio

	March 31, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

U.S. Government agencies
Due after one year through five years	$521	$586
Residential agency mortgage-backed securities
Due after five years through ten years	21,083	21,146
Due after ten years	137,505	140,238
Collateralized agency mortgage obligations
Due after ten years	51,142	52,382
Municipal securities
Due under one year	135	135
Due after one year through five years	541	542
Due after ten years	15,502	17,028
Corporate and other securities
Due after five years through ten years	500	407
Due after ten years	-	-
Total investment securities	$226,929	$232,464

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at March 31, 2012 and December 31, 2011. The unrealized losses relate to debt securities that have incurred fair value reductions due to market volatility and uncertainty since the securities were purchased. Management believes that the unrealized losses are more likely than not to reverse as confidence returns to investment markets. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. One corporate debt security has been in a continuous loss position for twelve months or more at March 31, 2012 and December 31, 2011.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

 Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2012
Securities available-for-sale:
Residential agency mortgage-backed securities	$15,209	$(2)	$-	$-	$15,209	$(2)
Corporate and other securities	-	-	407	(93)	407	(93)

Total temporarily impaired securities	$15,209	$(2)	$407	$(93)	$15,616	$(95)

December 31, 2011
Securities available-for-sale:
Residential agency mortgage-backed securities	$5,162	$(14)	$-	$-	$5,162	$(14)
Corporate and other securities	-	-	405	(95)	405	(95)

Total temporarily impaired securities	$5,162	$(14)	$405	$(95)	$5,567	$(109)

Securities with a fair value of $41.5 million and $38.0 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure repurchase agreements, to secure public and trust deposits, and for other purposes as required and permitted by law. There were no sales of securities during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company sold $24.3 million of securities available-for-sale, resulting in a gross gain of $0.02 million.

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investment in Community Capital Corporation Statutory Trust I. The aggregate cost of these investments totaled $8.5 million at March 31, 2012 and December 31, 2011. Included in these amounts at March 31, 2012 and December 31, 2011 was $8.0 million of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of March 31, 2012 and December 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At March 31, 2012 and December 31, 2011, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Allowance for Loan Losses

The following is a summary of the loan portfolio at:

	March 31, 2012			December 31, 2011
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
	(dollars in thousands)
Commercial:
Commercial and industrial	$2,101	$69,993	$72,094	$4,276	$76,470	$80,746
Commercial real estate (CRE) - owner-occupied	8,964	157,100	166,064	9,953	159,710	169,663
CRE - investor income producing	13,662	179,979	193,641	14,006	180,454	194,460
Acquisition, construction and development (AC&D)	20,585	66,480	87,065	24,243	68,106	92,349
Other commercial	53	13,465	13,518	57	15,601	15,658
Total commercial loans	45,365	487,017	532,382	52,535	500,341	552,876

Consumer:
Residential mortgage	9,087	66,290	75,377	9,447	70,065	79,512
Home equity lines of credit	342	85,687	86,029	343	90,065	90,408
Residential construction	922	23,748	24,670	1,351	23,775	25,126
Other loans to individuals	127	9,508	9,635	142	11,354	11,496
Total consumer loans	10,478	185,233	195,711	11,283	195,259	206,542
Total loans	55,843	672,250	728,093	63,818	695,600	759,418
Deferred fees	-	(231)	(231)	-	(371)	(371)
Total loans, net of deferred fees	$55,843	$672,019	$727,862	$63,818	$695,229	$759,047

On both March 31, 2012 and December 31, 2011, the Company had sold participations in loans aggregating $3.6 million to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers.  Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments.  The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the total loans sold with limited recourse amount do not necessarily represent future cash requirements. The Company uses the same credit policies is making loans held for sale as it does for on-balance-sheet instruments.  Total loans sold with limited recourse in the three months ended March 31, 2012 were $21.4 million. There were no loans sold in the three months ended March 31, 2011.

At March 31, 2012 and December 31, 2011, the carrying value of loans pledged as collateral on FHLB borrowings totaled $144.2 million and $135.5 million.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Credit - Loans are primarily made in the Charlotte, Research Triangle and Wilmington regions of North Carolina, and the Charleston, Upstate and Midlands areas of South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At March 31, 2012 and December 31, 2011, the Company had no loans outstanding with non-U.S. entities.

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the quarter ended March 31, 2012. The use of historical loss factors in the Company’s allowance for loan loss methodology resulted in a reduction in several portfolio segments. The Company reclassified the allowance balance between classes within the CRE portfolio segment at December 31, 2011 from what was previously disclosed. The total allowance at December 31, 2011 and the total CRE portfolio segment allowance was not changed. These reclassifications are presented in the tables to Note 6 – “Loans and Allowance for Loan Losses”.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Unallocated	Total
	(dollars in thousands)
For the quarter ended March 31, 2012
Allowance for Loan Losses:
Balance, beginning of year	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$-	$10,154
Provision for loan losses	427	18	(208)	(408)	88	(10)	(35)	117	(16)	150	123
Charge-offs	(169)	-	(54)	(345)	(94)	-	(165)	-	(1)	-	(828)
Recoveries	11	-	1	81	-	1	-	-	13	-	107
Net charge-offs	(158)	-	(53)	(264)	(94)	1	(165)	-	12	-	(721)
Ending balance	$972	$758	$1,845	$3,211	$11	$300	$1,698	$572	$39	$150	$9,556

At March 31, 2011, the allowance methodology considered loans by commercial, consumer and unallocated, as presented in the following table:

	Commercial	Consumer	Unallocated	Total
	(dollars in thousands)
For the quarter ended March 31, 2011
Allowance for Loan Losses:
Balance, beginning of year	$9,165	$1,375	$1,884	$12,424
Provision for loan losses	2,705	1,782	(25)	4,462
Charge-offs	(4,296)	(1,285)	-	(5,581)
Recoveries	460	3	-	463
Net charge-offs	(3,836)	(1,282)	-	(5,118)
Ending balance	$8,034	$1,875	$1,859	$11,768

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at March 31, 2012 and December 31, 2011. There was no allowance for loan losses recorded for PCI loans.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Unallocated	Total
	(dollars in thousands)
At March 31, 2012
Allowance for Loan Losses:
Individually evaluated for impairment	$293	$-	$300	$404	$-	$61	$157	$-	$-	$-	$1,215
Collectively evaluated for impairment	679	758	1,545	2,807	11	239	1,541	572	39	150	8,341
Total	$972	$758	$1,845	$3,211	$11	$300	$1,698	$572	$39	$150	$9,556

Recorded Investment in Loans:
Individually evaluated for impairment	$865	$746	$4,270	$11,300	$-	$1,511	$1,082	$107	$8	$-	$19,889
Collectively evaluated for impairment	69,128	156,354	175,709	55,180	13,465	64,779	84,605	23,641	9,500	-	652,361
Purchased credit-impaired	2,101	8,964	13,662	20,585	53	9,087	342	922	127	-	55,843
Total	$72,094	$166,064	$193,641	$87,065	$13,518	$75,377	$86,029	$24,670	$9,635	$-	$728,093

At December 31, 2011
Allowance for Loan Losses:
Individually evaluated for impairment	$21	$-	$353	$436	$-	$61	$157	$-	$-	$-	$1,028
Collectively evaluated for impairment	682	740	1,753	3,447	17	248	1,741	455	43	-	9,126
Total	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$-	$10,154

Recorded Investment in Loans:
Individually evaluated for impairment	$844	$693	$1,295	$13,788	$-	$1,187	$744	$95	$9	$-	$18,655
Collectively evaluated for impairment	75,626	159,017	179,159	54,318	15,601	68,878	89,321	23,680	11,345	-	676,945
Purchased credit-impaired	4,276	9,953	14,006	24,243	57	9,447	343	1,351	142	-	63,818
Total	$80,746	$169,663	$194,460	$92,349	$15,658	$79,512	$90,408	$25,126	$11,496	$-	$759,418

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s loan loss allowance methodology includes four components, as described below:

1)
Specific Reserve Component. Specific reserves represent the current impairment estimate on specific loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on such loans, if any, according to contractual terms based on current information and events. Impairment measurement reflects only a deterioration of credit quality and not changes in market rates that may cause a change in the fair value of the impaired loan. The amount of impairment may be measured in one of three ways, including (i) calculating the present value of expected future cash flows, discounted at the loan’s interest rate implicit in the original document and deducting estimated selling costs, if any; (ii) observing quoted market prices for identical or similar instruments traded in active markets, or employing model-based valuation techniques for which all significant assumptions are observable in the market; and (iii) determining the fair value of collateral, for both collateral dependent loans and for loans when foreclosure is probable.

2)
Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. This component of the allowance for loan losses is based on the historical loss experience of the Company. This loss experience was collected by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses over the prior eight quarters in evaluating this component for all loan types other than home equity lines of credit, for which a four-quarter horizon is utilized to capture a higher average loss rate and thereby better represent management’s estimate of losses inherent in that portfolio.

3)
Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. In addition, qualitative reserves on purchased performing loans are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses. The Company considers portfolio trends; portfolio concentrations; economic and market trends; changes in lending practices; and other factors to evaluate the need for qualitative adjustments. The methodology considers each of these factors by loan product type rather than at the aggregate loan portfolio level. The methodology also considers the risk grade-based loss experience of comparable institutions to provide an alternative forward-looking perspective.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process.  These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material.  Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses.  These estimated credit losses were not material at March 31, 2012 and December 31, 2011.

Credit Quality Indicators - The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes that comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively. These are typically loans to individuals in the classes that comprise the consumer portfolio segment.

The following are the definitions of the Company's credit quality indicators:

Pass:
Loans in classes that comprise the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Purchased performing and PCI loans that were recorded at estimated fair value on the acquisition date are generally assigned a “pass” loan grade because their net financial statement value is based on the present value of expected cash flows. Management believes there is a low likelihood of loss related to those loans that are considered pass.

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

Classified:
Loans in the classes that comprise the commercial and consumer portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans are not corrected in a timely manner.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of March 31, 2012 and December 31, 2011, by loan class and by credit quality indicator.

	As of March 31, 2012
	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
	(dollars in thousands)
Pass	$69,917	$160,897	$178,294	$61,882	$13,518	$484,508
Special mention	1,149	261	1,389	10,595	-	13,394
Classified	1,028	4,906	13,958	14,588	-	34,480
Total	$72,094	$166,064	$193,641	$87,065	$13,518	$532,382

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals		Total Consumer
Pass	$73,544	$82,248	$24,546	$9,521		$189,859
Special mention	1,090	2,172	-	8		3,270
Classified	743	1,609	124	106		2,582
Total	$75,377	$86,029	$24,670	$9,635		$195,711
Total Loans						$728,093

	As of December 31, 2011
	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
	(dollars in thousands)
Pass	$78,390	$164,896	$181,943	$66,505	$15,658	$507,392
Special mention	1,518	50	1,584	10,477	-	13,629
Classified	838	4,717	10,933	15,367	-	31,855
Total	$80,746	$169,663	$194,460	$92,349	$15,658	$552,876

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals		Total Consumer
Pass	$78,035	$87,410	$24,026	$11,390		$200,861
Special mention	1,093	1,934	1,005	-		4,032
Classified	384	1,064	95	106		1,649
Total	$79,512	$90,408	$25,126	$11,496		$206,542
Total Loans						$759,418

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans as of March 31, 2012 and December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Nonaccrual	Current	Total Loans
	(dollars in thousands)
As of March 31, 2012
Commercial:
Commercial and industrial	$550	$-	$203	$2,101	$865	$68,375	$72,094
CRE - owner-occupied	168	-	-	8,964	381	156,551	166,064
CRE - investor income producing	-	-	495	13,662	4,270	175,214	193,641
AC&D	75	764	-	20,585	10,282	55,359	87,065
Other commercial	-	-	-	53	-	13,465	13,518
Total commercial loans	793	764	698	45,365	15,798	468,964	532,382

Consumer:
Residential mortgage	51	-	-	9,087	708	65,531	75,377
Home equity lines of credit	-	-	-	342	1,082	84,605	86,029
Residential construction	-	-	-	922	107	23,641	24,670
Other loans to individuals	-	-	-	127	8	9,500	9,635
Total consumer loans	51	-	-	10,478	1,905	183,277	195,711
Total loans	$844	$764	$698	$55,843	$17,703	$652,241	$728,093

As of December 31, 2011
Commercial:
Commercial and industrial	$4	$77	$-	$4,276	$844	$75,545	$80,746
CRE - owner-occupied	423	-	-	9,953	323	158,964	169,663
CRE - investor income producing	406	-	-	14,006	1,295	178,753	194,460
AC&D	96	-	-	24,243	12,562	55,448	92,349
Other commercial	-	-	-	57	-	15,601	15,658
Total commercial loans	929	77	-	52,535	15,024	484,311	552,876

Consumer:
Residential mortgage	-	34	-	9,447	384	69,647	79,512
Home equity lines of credit	-	-	-	343	744	89,321	90,408
Residential construction	-	-	-	1,351	95	23,680	25,126
Other loans to individuals	2	-	-	142	9	11,343	11,496
Total consumer loans	2	34	-	11,283	1,232	193,991	206,542
Total loans	$931	$111	$-	$63,818	$16,256	$678,302	$759,418

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses (dollars in thousands):

	March 31, 2012			December 31, 2011

		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$513	$930	$-	$427	$672	$-
CRE - owner-occupied	746	807	-	693	752	-
CRE - investor income producing	1,191	1,295	-	597	691	-
AC&D	9,707	14,264	-	12,825	23,226	-
Other commercial	-	-	-	-	-	-
Total commercial loans	12,157	17,296	-	14,542	25,341	-
Consumer:
Residential mortgage	708	727	-	384	397	-
Home equity lines of credit	764	989	-	424	500	-
Residential construction	107	380	-	95	380	-
Other loans to individuals	8	38	-	9	9	-
Total consumer loans	1,587	2,134	-	912	1,286	-
Total impaired loans with no related allowance recorded	$13,744	$19,430	$-	$15,454	$26,627	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$352	$354	$293	$417	$417	$21
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	3,079	3,107	300	698	728	353
AC&D	1,593	1,886	404	963	964	436
Other commercial	-	-	-	-	-	-
Total commercial loans	5,024	5,347	997	2,078	2,109	810
Consumer:
Residential mortgage	803	823	61	803	803	61
Home equity lines of credit	318	320	157	320	320	157
Residential construction	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,121	1,143	218	1,123	1,123	218
Total impaired loans with an allowance recorded	$6,145	$6,490	$1,215	$3,201	$3,232	$1,028

Impaired Loans:
Commercial:
Commercial and industrial	$865	$1,284	$293	$844	$1,089	$21
CRE - owner-occupied	746	807	-	693	752	-
CRE - investor income producing	4,270	4,402	300	1,295	1,419	353
AC&D	11,300	16,150	404	13,788	24,190	436
Other commercial	-	-	-	-	-	-
Total commercial loans	17,181	22,643	997	16,620	27,450	810
Consumer:
Residential mortgage	1,511	1,550	61	1,187	1,200	61
Home equity lines of credit	1,082	1,309	157	744	820	157
Residential construction	107	380	-	95	380	-
Other loans to individuals	8	38	-	9	9	-
Total consumer loans	2,708	3,277	218	2,035	2,409	218
Total impaired loans with an allowance recorded	$19,889	$25,920	$1,215	$18,655	$29,859	$1,028

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The average recorded investment and interest income recognized on impaired loans, by class, is shown in the table below.

	Three Months Ended March 31,

	2012		2011

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$639	$-	$144	$-
CRE - owner-occupied	324	7	705	-
CRE - investor income producing	710	-	531	-
AC&D	8,954	21	25,475	-
Other commercial	-	-	-	-
Total commercial loans	10,627	28	26,855	-
Consumer:
Residential mortgage	409	-	819	-
Home equity lines of credit	503	-	-	-
Residential construction	94	-	1,092	-
Other loans to individuals	12	-	-	-
Total consumer loans	1,018	-	1,911	-
Total impaired loans with no related allowance recorded	$11,645	$28	$28,766	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$130	$-	$501	$-
CRE - owner-occupied	-	-	-	-
CRE - investor income producing	1,378	-	577	-
AC&D	1,593	-	2,662	-
Other commercial	-	-	-	-
Total commercial loans	3,101	-	3,740	-
Consumer:
Residential mortgage	-	9	1,609	-
Home equity lines of credit	319	-	-	-
Residential construction	-	-	-	-
Other loans to individuals	-	-	-	-
Total consumer loans	319	9	1,609	-
Total impaired loans with an allowance recorded	$3,420	$9	$5,349	$-

Impaired Loans:
Commercial:
Commercial and industrial	$769	$-	$645	$-
CRE - owner-occupied	324	7	705	-
CRE - investor income producing	2,088	-	1,108	-
AC&D	10,547	21	28,137	-
Other commercial	-	-	-	-
Total commercial loans	13,728	28	30,595	-
Consumer:
Residential mortgage	409	9	2,428	-
Home equity lines of credit	822	-	-	-
Residential construction	94	-	1,092	-
Other loans to individuals	12	-	-	-
Total consumer loans	1,337	9	3,520	-
Total impaired loans with an allowance recorded	$15,065	$37	$34,115	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2012, the Company recognized $37 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the three months ended March 31, 2011, the Company did not recognize any interest income, including interest income recognized on a cash basis, within the period that loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At March 31, 2012, there were $698 thousand of loans past due 90 days or more and accruing interest. These loans are secured and considered fully collectible at March 31, 2012. Subsequent to March 31, 2012, $495 thousand of these loan were put on nonaccrual status as a result of failed negotiations. At December 31, 2011, there were no loans 90 days or more past due and accruing interest.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $78.7 million and $106.7 million and a carrying value of $55.8 million and $63.8 million at March 31, 2012 and December 31, 2011, respectively. PCI loans represented 4.9% and 5.7% of total assets at March 31, 2012 and December 31, 2011, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of Community Capital’s previously established allowance for loan losses. In conjunction with the Community Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

A summary of changes in the accretable yield for PCI loans for the period ended March 31, 2012 follows (dollars in thousands):

Accretable yield at December 31, 2011	$14,264
Additions	-
Interest income	(1,216)
Reclassification from (to) nonaccretable balance, net	-
Other changes (net)	(270)
Accretable yield at March 31, 2012	$12,778

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

The Company allocated $61 thousand of specific reserves to customers whose loan terms have been modified in a TDR as of both March 31, 2012 and December 31, 2011. As of March 31, 2012, the Company had 19 TDR loans totaling $10.4 million, of which $6.7 million are nonaccrual loans. Nonaccrual loans at December 31, 2011 included $7.3 million of TDR loans.

There were no new TDRs identified for the three months ended March 31, 2012. There were no loans that were modified as TDRs within the 12 months ended March 31, 2012 and for which there was a payment default during the three months ended March 31, 2012.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications within the previous 12 months as of March 31, 2012 (dollars in thousands):

	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	1	$394	1	$273	-	$-
Extended payment terms	2	434	2	503	-	-
Forgiveness of principal	1	23	1	-	4	-
Total	4	$851	4	$776	4	$-

Related Party Loans – From time to time, the Company engages in loan transactions with its directors, executive officers and their related interests (collectively referred to as “related parties”). Such loans are made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and do not involve more than the normal risk of collectability or present other unfavorable features. A summary of activity in loans to related parties is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011

Beginning balance	$3,998	$5,075
Disbursements	83	368
Repayments	(110)	(719)
Ending balance	$3,971	$4,724

At March 31, 2012 and December 31, 2011, the Company had pre-approved but unused lines of credit totaling $1.8 million and $3.9 million, respectively, to related parties.

Note 7 – Income Taxes

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

As of March 31, 2012 and December 31, 2011, the Company had a net DTA in the amount of approximately $30.1 million and $31.1 million, respectively. The decrease is primarily the result of the improved earnings in the first quarter of 2012. The Company evaluates the carrying amount of its DTA quarterly in accordance with the guidance provided in ASC 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of March 31, 2012 and December 31, 2011, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either March 31, 2012 or December 31, 2011.

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

As of March 31, 2012, the Company’s three-year cumulative pre-tax loss position was $23.1 million and was driven, in large part, by rolling twelve-quarter cumulative provision expenses of $29.5 million. This high level of provision expense reflects the negative impact on the Company’s loan portfolio from the effects of the extended economic downturn. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels and currently believes they are unlikely to be repeated going forward, given changes in the Company’s lending practices, business strategy, risk tolerance, capital levels and operating practices.

Based on current internal loss data analysis, approximately 72% of rolling twelve-quarter cumulative net charge-offs are associated with construction & development (“C&D”) lending (which was impacted the most by the economic downturn). Prior to the Bank’s public offering (the “Public Offering”) in August 2010, the Company had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. In the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the Public Offering, the Company reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company’s new business strategies and its risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of March 31, 2012, including loans acquired from Community Capital, C&D exposures were $111.7 million, or 15% of total loans.

The Company has also significantly strengthened its lending practices including the additions of a new chief risk officer, chief credit officer, head of special assets, manager of credit underwriting and additional credit underwriters. The Company currently believes it has remediated many of the circumstances that led to the rolling twelve-quarter cumulative pre-tax loss position and currently does not expect these losses to continue in the future.

2.    History of operating loss or tax credit carry forwards expiring unused.

The Company has no history of operating loss or tax carry forwards expiring unused.

3.    Losses expected in early future years.

The Company currently expects to be profitable in early future years, as described in detail below.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Approximately $12.5 million, or 40%, of the estimated DTA at  both March 31, 2012 and December 31, 2011 related to net operating loss carry forwards with availability for application out as far as 20 years.

Positive Evidence. The Company considered the following sources of future taxable income identified in ASC 740 as positive evidence to weigh against the negative evidence described above.

1.	Future reversals of existing taxable temporary differences and carry forwards.

The Company’s largest future reversals relate to its PCI loans and allowance for loan losses, which represented $16.6 million, or 55%, and $3.2 million, or 11%, respectively, of the DTA at March 31, 2012.  Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company’s current expectations regarding recognition or reversal of the major components of the allowance:

1.
Specific reserves, which totaled $1.2 million at March 31, 2012, relate to identified impairments and are based on individual loan collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after four quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.

2.
Quantitative and qualitative reserves on the non-acquired portfolio, which totaled $8.2 million at March 31, 2012, are based on model-driven estimates of inherent loss content in the performing loan portfolio based on historical loss rates by loan product type. The Company currently estimates that these reserves will generally reverse within six to eight quarters of establishment.  However, the Company currently estimates that the average life of the underlying loan pool is approximately three years. Therefore, these reserves are currently assumed to reverse within approximately three years.

3.
Qualitative reserves on purchased performing loans, which totaled $150 thousand at March 31, 2012, are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Approximately $12.5 million, or 40%, of the estimated DTA at both March 31, 2012 and December 31, 2011 related to net operating loss carry forwards with expected expiration dates out as long as 20 years.  Management currently believes that the Company will generate sufficient taxable income to fully utilize these net operating losses before expiration.

3.	Future taxable income, exclusive of reversing temporary differences and carry forwards.

Projecting future taxable income requires estimates and judgments about future events that may be predictable, but that are less certain than past events that can be objectively measured. In projecting future taxable income, the Company considered the significant change in its strategy that occurred in mid-2010, from previously growing organically at a moderate pace to creating a regional bank across the Carolinas and Virginia through a combination of mergers and acquisitions and accelerated organic growth. This transition was facilitated by the completion of the Public Offering in August 2010 and the addition of new executive management and additional independent board members. The Company is focused on long-term results and has taken actions to achieve this objective, including:

•	Addressing legacy problem assets, particularly C&D-related exposures, to move more rapidly through the cycle;
•	Consummating the merger with Community Capital;
•
Hiring experienced bankers and opening de novo offices in three new markets (Charleston, South Carolina, the Upstate and Midlands areas of South Carolina and the Research Triangle region of North Carolina);

•	Hiring bankers to begin a new asset-based lending line of business; and
•	Significantly strengthening the leadership team with the addition of a new chief credit officer, head of special assets, head of managerial reporting, chief accounting officer and other positions

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

Note 8 - Per Share Results

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

Basic and diluted net earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

 Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended
	March 31
	2012	2011

Weighted-average number of common shares outstanding	32,075,367	28,051,098

Effect of dilutive stock options and restricted shares	31	-

Weighted-average number of common shares and dilutive potential common shares outstanding	32,075,398	28,051,098

There were 2,145,189 outstanding stock options that were anti-dilutive for the three-month period ended March 31, 2012 due to the vesting prices exceeding the market price for the period. For the three-month period ended March 31, 2011, 2,229,889 outstanding options were anti-dilutive due to the net loss for the period.

There were 568,260 outstanding restricted shares that were anti-dilutive for each of the three-month periods ended March 31, 2012 and 2011, due to the vesting price exceeding the average market price for the period, and were omitted from the calculation.  One third of the restricted shares will vest when the Company’s share price meets or exceeds each of $8.125, $9.10 and $10.40 for 30 consecutive trading days.

Note 9 - Derivative Financial Instruments and Hedging Activities

At March 31, 2012, the Company had seven loan swaps. The Company recorded interest expense on these loan swaps of $0.1 million in each of the three months ended March 31, 2012 and 2011. The total original notional amount of these loan swaps was $17.4 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the London Interbank Offered Rate (“LIBOR”) curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(646) thousand and $(645) thousand and are included in loans at March 31, 2012 and December 31, 2011, respectively. The loans being hedged are also recorded at fair value.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During May 2008, the Company entered into an interest rate swap agreement with a notional amount of $40.0 million that matured on May 16, 2011. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment. It had been accounted for as a cash flow hedge and the Company recognized no additional gain as a result of this maturity. Due to the maturity of the swap agreement, there was no interest income recorded in the three months ended March 31, 2012. The Company recorded interest income on the swap of $0.3 million for the three months ended March 31, 2011.

See table below for the information on the individual loan swaps at March 31, 2012:

 Individual Loan Swap Information
 (Dollars in thousands)
					Floating
Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer
Amount	Amount	Date	Rate	Rate	Spread
$2,670	$2,363	04/10/13	5.85%	USD-LIBOR-BBA	2.38%
1,800	422	04/09/13	5.80%	USD-LIBOR-BBA	2.33%
1,100	975	05/11/13	6.04%	USD-LIBOR-BBA	2.27%
3,775	3,471	02/15/13	5.90%	USD-LIBOR-BBA	2.20%
1,870	1,512	02/15/13	5.85%	USD-LIBOR-BBA	2.25%
2,555	2,531	10/15/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,473	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$17,365	$14,747

Note 10 - Fair Value Measurements

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

Cash and Cash Equivalents
Cash and cash equivalents, which are comprised of cash and due from banks, interest-bearing balances at banks and Federal funds sold, approximate their fair value.

Investment Securities
Fair value for investment securities is based on the quoted market price if such information is available. If a quoted market price is not available, fair values are based on quoted market prices of comparable instruments.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonmarketable equity securities
Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are not readily marketable.  The carrying amount is adjusted for any permanent declines in value.

Loans, net of allowance and Loans Held for Sale
For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Further adjustments are made to reflect current market conditions. There is no discount for liquidity included in the expected cash flow assumptions.

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

Subordinated Debentures
The fair value of fixed rate subordinated debentures is estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate.  The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can reprice frequently.

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

Financial Instruments with Off-Balance Sheet Risk
With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2012 and December 31, 2011 are as follows:

			Fair Value Measurements

	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012:
Financial assets:
Cash and cash equivalents	$53,668	$53,668	$53,668	$-	$-
Investment securities	232,464	232,464	-	232,057	407
Nonmarketable equity securities	8,510	8,510	-	8,510	-
Loans held for sale	8,055	8,055	-	8,055	-
Loans, net of allowance	718,306	717,648	-	14,101	703,547
Accrued interest receivable	2,604	2,604	-	2,604	-

Financial liabilities:
Deposits with no stated maturity	$478,562	$478,562	-	478,562	-
Deposits with stated maturities	377,875	378,722	-	378,722	-
Swap fair value hedge	646	646	-	646	-
Borrowings	68,248	67,784	-	67,784	-
Accrued interest payable	299	299	-	299	-

December 31, 2011:
Financial assets:
Cash and cash equivalents	$28,541	$28,541
Investment securities	210,146	210,146
Nonmarketable equity securities	8,510	8,510
Loans held for sale	6,254	6,254
Loans, net of allowance	748,893	746,702
Bank-owned life insurance	26,223	26,223
Accrued interest receivable	3,216	3,216

Financial liabilities:
Deposits with no stated maturity	$476,620	$476,620
Deposits with stated maturities	370,017	371,139
Swap fair value hedge	645	645
Borrowings	62,061	61,602
Accrued interest payable	1,561	1,561

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Derivative Instruments
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of March 31, 2012 and December 31, 2011, the Company’s derivative instruments consist of swap fair value hedges.

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

At March 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the seven loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

Other Real Estate Owned
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not an observable market price for the collateral, the Company records the OREO as nonrecurring Level 3.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis:

 Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
	(Dollars in thousands)
March 31, 2012
U.S. Government agencies	$-	$586	$-	$586
Residential mortgage-backed securities	-	161,384	-	161,384
Collateralized agency mortgage obligations	-	52,382	-	52,382
Municipal securities	-	17,705	-	17,705
Corporate and other securities	-		407	407
Debt Securities	-	-	-	-
Fair value loans	-	14,101	-	14,101
Swap fair value hedge	-	(646)	-	(646)

December 31, 2011
U.S. Government agencies	$-	$591	$-	$591
Residential mortgage-backed securities	-	138,193	-	138,193
Collateralized agency mortgage obligations	-	53,440	-	53,440
Municipal securities	-	17,517	-	17,517
Corporate and other securities	-	-	405	-
Debt Securities	-	-	-	-
Fair value loans	-	15,612	-	15,612
Swap fair value hedge	-	(645)		(645)

The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and March 31, 2011. The ending balances for Level 3 assets during the three months ended March 31, 2012 remained relatively unchanged from December 31, 2011 at $0.4 million.

 Level 3 Assets Reconciliation

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Debt Securities:
Balance, beginning of period	$405	$350
Decrease in unrealized loss	2	3
Balance, end of period	$407	$353

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.  Processes are in place for overseeing the valuation procedures for Level 3 measurements of other real estate owned and impaired loans.  The assets are reviewed on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues.  Discounts are based on asset type and valuation source; deviations from the standard are documented.  The discounts are periodically reviewed to determine they remain appropriate.  Consideration is given to current trends in market values for the asset categories and gain and losses on sales of similar assets.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Discounts range from 0% and 60% depending on the nature of the assets and source of value.  Real estate is valued based on appraisals or evaluations, discounted by 8% at a minimum with higher discounts for property in poor condition or property with characteristics which may make it more difficult to market.  Commercial loans secured by receivables or non-real estate collateral are generally valued using the discounted cash flow method. Inputs are determined on a borrower-by-borrower basis.

Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are reviewed quarterly and estimated using customized discounting criteria and appraisals.

Other real estate is based on the lower of the cost or fair value of the underlying collateral less expected selling costs.  Collateral values are estimated primarily using appraisals and reflect a market value approach.  Fair values are reviewed quarterly and new appraisals are obtained annually.

The table below presents the carrying value of assets at March 31, 2012 and December 31, 2011 measured at fair value on a nonrecurring basis:

 Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
	(Dollars in thousands)
March 31, 2012
OREO	$-	$-	$16,674	$16,674
Impaired loans:
Commercial and industrial	-	-	59	-
CRE - investor income producing	-	-	2,779	-
AC&D	-	-	1,189	-
Residential mortgage	-	-	742	-
Home equity lines of credit	-	-	161	-

December 31, 2011
OREO	$-	$-	$14,403	$14,403
Impaired loans:
Commercial and industrial	-	-	396	-
CRE - investor income producing	-	-	345	-
AC&D	-	-	527	-
Residential mortgage	-	-	742	-
Home equity lines of credit	-	-	163	-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2012.

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

OREO	$16,674	Appraisals	Discount to reflect current market conditions	0% - 55%

Impaired loans	$3,330	Discounted cash flows	Expected percent of total contractual cash flows not expected to be collected	0% - 50%

	1,600	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 60%

	$21,604

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended March 31, 2012, OREO with a carrying value of $1.8 million was written down by $248 thousand to $1.5 million.

There were no transfers between valuation levels for any accounts for the quarter ended March 31, 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

Note 11 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At March 31, 2012, we had $138.0 million of pre-approved but unused lines of credit, $3.3 million of standby letters of credit and $1.3 million of commercial letters of credit. At December 31, 2011, we had $115.0 million of pre-approved but unused lines of credit, $3.3 million of standby letters of credit and $1.4 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

As of March 31, 2012 and December 31, 2011, the Company has a commitment to fund $0.6 million related to an agreement with the Small Business Investment Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements made herein represent the Company’s current expectations, plans or forecasts of future events, results and condition, including financial and other estimates and expectations regarding the merger with Community Capital Corporation, the general business strategy of engaging in bank mergers and expected footprint of its banking franchise, organic growth including branch and office openings, opportunities in new market areas, expansion or addition of product capabilities, anticipated loan growth, refinement of the loan loss allowance methodology, recruiting of and retaining key positions, increases in net interest margin, changes in loan mix, changes in deposit mix, capital and liquidity levels, net interest income, noninterest income, noninterest expense, credit trends and conditions, including loan losses, allowance, charge-offs, delinquency trends and nonperforming loan and asset levels, residential sales activity, valuation of the deferred tax asset, estimates or assumptions regarding purchased credit-impaired loans, interest rate sensitivity,  and other similar matters. These statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the 2011 Form 10-K and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits, from the Community Capital merger within the expected time frame; increases in expected costs or difficulties related to integration of the Community Capital merger; inability to successfully open new branches or loan production offices, including the Company’s inability to attract and maintain customers; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the impact of deterioration of the United States credit standing; the effects of continued negative economic conditions or a “double-dip” recession, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of our allowance; deterioration in the credit quality of our loan portfolios or in the value of the collateral securing those loans or in the value of guarantor support for those loans, where applicable; deterioration in the value of securities held in the Company’s investment securities portfolio; failure of assumptions underlying the utilization of the Company’s deferred tax asset; legal and regulatory developments; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; the Company’s ability to attract and retain new employees; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, fiduciary risk and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three month period ended March 31, 2012. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The first quarter of 2012 was marked by strong operating profitability and safeguarding of our balance sheet. Our merger with Community Capital, which was completed on November 1, 2011, was significantly accretive to earnings and contributed to our reporting net income, excluding merger-related expenses, of $2.4 million, or $0.07 per share, for the quarter. Total revenues grew $4.4 million, or 48%, as higher average earning asset balances, a higher net interest margin, and higher noninterest income each contributed to improved top-line results. Lower provision expense and well-managed noninterest expenses added to our good report for the quarter.

Net Income (Loss). We reported net income of $1.7 million, or $0.05 per share, for the first quarter of 2012, compared to a net loss of $2.9 million, or $(0.10) per share, for the first quarter of 2011. Net interest income increased $7.7 million, or 188%, compared to the first quarter of 2011. This increase reflects, in part, the inclusion of results from Community Capital in the first quarter of 2012. Net interest income for the first quarter of 2012 also includes $1.5 million of accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. This accelerated accretion, which was not anticipated, resulted from a combination of (i) borrowers repaying loans faster than required by their contractual terms; and (ii) restructuring loan rates and/or terms in such a way as to effectively result in a new loan under the contractual cash flow method of accounting. In both instances, the remaining credit and interest rate marks associated with the loan are fully accreted into interest income. Noninterest income for the first quarter of 2012 increased to $2.0 million compared to $72,000 in the first quarter of 2011. Noninterest expenses increased to $11.0 million for the first quarter of 2011, compared to $4.2 million for the first quarter of 2011. These increases resulted primarily from inclusion of the results of Community Capital following the merger and from increased personnel expenses related to the Company’s change in business plan. Also included in noninterest expense are merger-related expenses of $930 thousand and $75 thousand for the first quarter of 2012 and the first quarter of 2011, respectively.

Asset Quality. Nonperforming loans increased $1.6 million in the first quarter of 2012, or 8%, to $21.9 million, reflecting continued challenges for certain borrowers from the extended economic downturn, and represented 3.00% of total loans at quarter-end.  This compares to 2.66% of total loans at December 31, 2011.

Nonperforming assets increased $2.3 million in the first quarter of 2012, or 6%, to $38.5 million at March 31, 2012 and represented 3.41% of total assets at that date. This compares to 3.25% of total assets at December 31, 2011.

Net charge-offs decreased $68,000, or 9%, to $721,000 in the first quarter of 2012, representing 0.39% of average loans (annualized) compared to net charge-offs of $5.2 million, or 5.16% of total loans (annualized) in the first quarter of 2011. The allowance for loan losses was $9.6 million, or 1.31% of total loans at March 31, 2012, compared to $10.2 million, or 1.34% of total loans, at December 31, 2011. The reduction in total allowance dollars during the first quarter of 2012 reflects the previously addressed decline in gross loans, while the decline in allowance percentage reflects management’s current expectation for continued improvement in the portfolio. Excluding acquired loans, the allowance for loan losses represented 2.47% of non-acquired loans at March 31, 2012, compared to 2.57% of non-acquired loans at December 31, 2011.

Balance Sheet and Capital. Total assets of $1.1 billion at March 31, 2012 were flat compared to December 31, 2011. Cash and investments increased $47.4 million, or 20%, to $286.1 million due primarily to an increase in total deposits and a reduction in gross loans. Gross loans, which include loans held for sale, decreased $29.4 million, or 4%, to $735.9 million during the quarter.

Loan mix remained fairly constant from December 31, 2011 to March 31, 2012. Construction and development exposure declined $5.7 million, or 5%, and remained at 15% of total loans (excluding loans held for sale and deferred fees).  The combination of commercial and industrial loans and CRE-owner occupied loans declined $12.3 million, or 5%, and remained at 33% of total loans. CRE-investor income producing loans decreased $819,000, and increased slightly from 26% to 27% of total loans. Home equity lines of credit decreased $4.4 million, or 5%, and remained at 12% of total loans.  Finally, 1-4 family loans decreased $4.1 million, or 5%, and remained at 10% of total loans.

Total deposits increased $9.8 million, or 1%, to $856.4 million at March 31, 2012 compared to $846.6 million at December 31, 2011.  Demand deposits increased $6.3 million, or 4%, and continued to represent 17% of total deposits at March 31, 2012. Money market, NOW and savings deposits decreased $4.3 million, or 1%, due primarily to re-pricing certain acquired deposits to enhance profitability. Non-brokered time deposits decreased $22.5 million, or 9%, also due primarily to re-pricing certain acquired deposits to enhance profitability. Finally, brokered deposits increased $30.3 million, or 25%, reflecting the final refunding associated with $80 million in Community Capital FHLB borrowings that were repaid in conjunction with completion of the merger.

Total borrowings increased $6.2 million, or 10%, to $68.2 million at March 31, 2012 compared to $62.1 million at December 31, 2011, as the Company increased FHLB borrowings to lock in term funding at attractive rates. Borrowings currently include $5.5 million of Tier 1-eligible subordinated debt and $6.9 million of Tier 2-eligible subordinated debt.

Shareholders’ equity increased $2.8 million, or 1%, to $192.8 million at March 31, 2012, compared to $190.1 million at December 31, 2011. Tangible common equity as a percentage of tangible assets remained very strong at 16.72% at March 31, 2012. Tier 1 leverage ratio also remained very strong at 14.77% at March 31, 2012.

Non-GAAP Financial Measures. Earnings (loss) excluding merger-related expenses, asset-quality measures excluding acquisitions, tangible common equity and tangible assets described above are non-GAAP financial measures. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

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

Consistent with our growth strategy, the Bank opened a full-service branch in Charleston, South Carolina and loan production offices in Raleigh, North Carolina and Greenville, South Carolina, and received regulatory approval to open full-service branches in Greenville, South Carolina and Raleigh, North Carolina during 2011. The Raleigh branch opened in January 2012, and the Greenville branch opened in March 2012. The Bank currently anticipates that it will open additional branch offices and/or loan production offices in its target markets in the future. Also as part of our growth strategy, Community Capital was merged with and into the Company in November 2011. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of GAAP and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the 2011 Audited Financial Statements. While all of these policies are important to understanding our financial statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

In addition, subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. In the current economic environment, estimates of cash flows for PCI loans require significant judgment given the impact of home price and property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part by the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

Allowance for Loan Losses. The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans to the 2011 Audited Financial Statements.

Income Taxes. Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of DTAs and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, we record a DTA when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.

In evaluating whether we will realize the full benefit of our net deferred tax asset, we considered projected earnings, asset quality, liquidity, capital position, which will enable us to deploy capital to generate taxable income, growth plans, etc. In addition, we also considered the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance, which is called the cumulative loss test. For the year ended 2011, we incurred a loss, primarily because of the increased provision for loan losses, which resulted in the failure of the cumulative loss test. Significant negative trends in credit quality, losses from operations, etc. could impact the realizability of the deferred tax asset in the future. After considering the above factors, both positive and negative, management believes that our deferred assets are more likely than not to be realized.

As of March 31, 2012 and December 31, 2011, we had a net DTA in the amount of approximately $30.1 million and $31.1 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we consider it appropriate not to establish a DTA valuation allowance at either March 31, 2012 or December 31, 2011.

Further information regarding our income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 7 —Income Taxes to the Unaudited Financial Statements.

Non-GAAP Financial Measures

In addition to traditional capital measures, management uses tangible assets, tangible common equity, earnings (loss) excluding merger-related expenses, asset quality measures excluding acquisitions, and related ratios and per-share measures, as well as net interest margin excluding accelerated accretion, each of which is a non-GAAP financial measure. Management uses tangible assets, tangible common equity and tangible book value and related ratios to evaluate the adequacy of shareholders’ equity and to facilitate comparisons with peers. Management uses asset quality measures excluding acquisitions to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers. Management uses earnings (loss) excluding merger-related expenses and related per-share measures to evaluate core earnings (loss). Management uses net interest margin excluding accelerated accretion to evaluate its normalized margin.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the unaudited condensed consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	March 31,	December 31,
	2012	2011*
	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible assets
Total assets	$1,130,751	$1,113,222
Less: intangible assets	4,569	4,450
Tangible assets	$1,126,182	$1,108,772

Tangible common equity
Total common equity	$192,816	$190,054
Less: intangible assets	4,569	4,450
Tangible common equity	$188,247	$185,604

Tangible common equity to tangible assets
Tangible common equity	188,247	185,604
Divided by: tangible assets	1,126,182	1,108,772
Tangible common equity to tangible assets	16.72%	16.74%

Profitability measures excluding merger-related expenses
Net income (loss)	$1,723
Plus: merger-related expenses	930
Less: related income tax expense	(301)
Net income (loss) (excluding merger-related expenses)	$2,352

Divided by: weighted average dilutive shares	32,075,398
Earnings per share (excluding merger-related expenses)	$0.07

Net interest income	$11,719	$7,813
Less: accelerated mark accretion	(1,469)	-
Net interest income excluding accelerated mark accretion	10,250	7,813
Divided by: average earning assets	1,013,998	844,498
Mutliplied by: annualization factor	4.02	3.97
Net interest margin excluding accelerated mark accretion	4.07%	3.67%

Asset quality measures and loan information excluding acquisition
Total loans	$727,862	$759,047
Less: loans acquired with Community Capital	(341,067)	(363,500)
Loans excluding acquired loans (originated loans)	$386,795	$395,547

Allowance for loan losses	$9,556	$10,154
Divided by: loans excluding acquisition	386,795	395,547
Allowance for loan losses to loans excluding acquisition	2.47%	2.57%

* Derived from audited financial statements.

(1) As contemplated during the Public Offering, the Company awarded certain performance-based restricted shares to officers and directors following the Reorganization. These 568,260 shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of Public Offering price ($8.13); (ii) 140% of Public Offering price ($9.10); and (iii) 160% of Public Offering price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share or tangible book value per share calculations until they vest (and thereby have economic rights).

Financial Condition

Total assets of $1.1 billion at March 31, 2012 were flat compared to December 31, 2011. During the first quarter, cash, interest bearing balances and Federal funds sold increased $25.1 million, or 210% and investment securities available-for-sale increased $22.3 million, or 11% while net loans, including loans held for sale, decreased $28.8 million, or 4%.

Total liabilities at March 31, 2012 were $937.9 million, an increase of $14.7 million, or 16%, over total liabilities of $923.2 million at December 31, 2011.  Total deposits increased $9.8 million, or 12% and total borrowings increased $15.0 million, or 38% during the first quarter.  Total borrowings included $6.9 million in Tier 2-eligible subordinated debt at March 31, 2012 and December 31, 2011, and $5.5 million and $5.4 million of Tier 1-eligible subordinated debt at March 31, 2012 and December 31, 2011, respectively.

Total shareholders’ equity increased $2.7 million, or 1%, during the quarter to $192.8 million at March 31, 2012. This increase resulted from net income for the three months ended March 31, 2012 of $1.7 million and $556 thousand in accumulated other comprehensive income from unrealized securities gains and $483 thousand of share-based compensation expense.

The following table reflects selected ratios for the Company for the three months ended March 31, 2012 and 2011, and the year ended December 31, 2011:

Selected Ratios

	Three months ended		Twelve months
	March 31,		ended
	(annualized and unaudited)		December 31,
	2012	2011	2011*
Return on Average Assets	0.61%	-1.93%	-1.20%

Return on Average Equity	3.60%	-6.60%	-4.69%

Period End Equity to Total Assets	17.05%	27.81%	17.07%

* Derived from audited financial statements.

Investments and Other Interest-earning Assets

Investment securities were $232.5 million at March 31, 2012. This was a $22.3 million increase from the $210.1 million balance at December 31, 2011 and is a result of the purchase of $22.9 million of securities available for sale. Our investment portfolio consists of U.S. government agency securities, residential mortgage-backed securities, municipal securities and other debt instruments. At the end of the first quarter of 2012, our portfolio had a net unrealized gain of $5.5 million compared to a $4.7 million net unrealized gain at December 31, 2011. We have no securities with an unrealized loss deemed to be other than temporary at March 31, 2012. In addition, there were no securities with an unrealized loss deemed to be other than temporary at December 31, 2011.

At March 31, 2012, we had $20.1 million in Federal funds sold, and $15.6 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with no Federal funds sold and $10.1 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2011.

Loans

We consider asset quality to be of primary importance, and we employ a formal internal loan review process to ensure adherence to lending policies as approved by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with an individual or relationship exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan’s structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, LTV, risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total exposure. Prior to December 31, 2010, we employed an approval system consisting of individual signature authorities, dual-signature authorities and a management-level loan committee. We revised the approval structure in early 2011 to rely more heavily on approvals from a management-level loan committee, which is responsible for approving all credits with $500 thousand or greater in cumulative related exposure.

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

All acquisition, construction and development loans (“AC&D”), commercial and consumer, are subject to our policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Project status is reported to senior management on an ongoing basis via our monthly C&D and watch meetings. Reports generated regarding acquisition, construction and development loans include status of the project, summary of customer correspondence, site visit update when performed, review of risk grade and impairment analysis, if applicable. As of March 31, 2012, approximately 47% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our HELOC portfolio, which totals approximately $86 million as of March 31, 2012, of which approximately 60% is secured by second mortgages and approximately 40% is secured by first mortgages. For HELOCs in North Carolina, which comprise the majority of the portfolio, we record a “Request for Copy of Notice of Sale” with the county in which the property is located. All loans are assigned an internal risk grade and monitored by the credit administration function in the same fashion as commercial loans. Aside from loan committee, loan review and watch list meetings, loans are also monitored for delinquency through periodic past due meetings. As of March 31, 2012, there were no accruing delinquent HELOCs in our portfolio.

At March 31, 2012, total loans were $727.9 million compared to $759.0 million at December 31, 2011.  This decline included a $7.0 million, or 2%, reduction in non-acquired loans to $394.9 million, and a $22.4 million, or 6%, reduction in acquired loans to $341.1 million. The decline in acquired loans reflects higher than expected reductions in targeted CRE- investor income producing and AC&D loans, as well as repayments resulting from the improved condition of certain borrowers in multiple loan categories. The decline in non-acquired loans reflects both repayments resulting from the improved condition of certain borrowers and tempered new loan production as a result of our unwillingness to match certain interest rate and term structures available from competitors in our markets, primarily for CRE-owner-occupied properties. The pipeline of new loan opportunities is strong, particularly associated with commercial and industrial borrowers, for which we believe market conditions are currently more attractive.

Allowance for Loan Losses

The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment.

Our Allowance for Loan Losses Committee (the “Allowance Committee”) is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and Audit Committee in developing and achieving our allowance methodology and practices. We introduced certain enhancements to the quantitative component of our allowance methodology during the fourth quarter of 2011. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 6 – Loans in the Unaudited Financial Statements.

The following table provides a breakdown of the components of our allowance for loan losses by loan segment and its contribution to the allowance at March 31, 2012:

Allowance Allocation by Component

	Specific Reserve		Quantitative Reserve		Qualitative Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$293	3.07%	$683	7.15%	$(4)	-0.04%
CRE - owner-occupied	-	0.00%	751	7.86%	7	0.07%
CRE - investor income producing	300	3.14%	1,534	16.05%	11	0.12%
AC&D	404	4.23%	2,905	30.40%	(98)	-1.03%
Other commercial	-	0.00%	11	0.12%	-	0.00%
Consumer:
Residential mortgage	61	0.64%	237	2.48%	2	0.02%
Home equity lines of credit	157	1.64%	1,541	16.13%	-	0.00%
Residential construction	-	0.00%	572	5.99%	-	0.00%
Other loans to individuals	-	0.00%	38	0.40%	1	0.01%
Unallocated	-	0.00%	-	0.00%	150	1.57%
	$1,215	12.71%	$8,272	86.56%	$69	0.72%

Our policy regarding past due loans normally requires a loan be placed on nonaccrual status when there is probable loss or when there is a reasonable doubt that all principal will be collected, or when it is over 90 days past due. Charge-offs to the allowance for loan losses may ensue following timely collection efforts and a thorough review of payment sources. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally secured by collateral, which is considered in the determination of the allowance for loan losses, through the impaired loan process.

The allowance for loan losses was $9.6 million, or 1.31% of total loans at March 31, 2012, compared to $10.2 million, or 1.34% of total loans, at December 31, 2011. The reduction in total allowance dollars during the first quarter of 2012 reflects the previously addressed decline in gross loans, while the decline in allowance percentage reflects management’s current expectation for continued improvement in the portfolio. Additionally, the use of historical factors in the allowance methodology resulted in reductions from December 31, 2011 in several portfolios. Management considers purchased performing loans for which a “major modification” has occurred, thereby releasing the associated acquisition accounting fair value mark, in estimating the qualitative component of the allowance. Excluding acquired loans, the allowance for loan losses represented 2.47% of non-acquired loans at March 31, 2012, compared to 2.57% of non-acquired loans at December 31, 2011.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing TDRs, accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, increased $2.3 million, or 6.5%, to $38.5 million at March 31, 2012 from $36.2 million at December 31, 2011.

There was $698 thousand in loans past due 90 days or more and still accruing interest at March 31, 2012. These loans were secured and considered fully collectible at March 31, 2012. Subsequent to March 31, 2012, $495 thousand of these loans were put on nonaccrual status as a result of failed negotiations. There were no loans past due 90 days or more and still accruing interest at December 31, 2011.  Accruing TDRs totaled $3.5 million and $4.0 million at March 31, 2012 and December 31, 2011, respectively

Nonaccrual loans were $17.7 million at March 31, 2012, an increase of $1.4 million, or 8.9%, from nonaccrual loans of $16.2 million at December 31, 2011.  At March 31, 2012, nonaccrual TDRs are included in the nonaccrual loan amounts noted and had no recorded allowance. At December 31, 2011, nonaccrual TDR loans were $6.9 million and had no recorded allowance. Accruing TDRs totaled $3.5 million and $4.0 million at March 31, 2012 and December 31, 2011, respectively.

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

All loans graded 6 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the loan and risk committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 7 or worse) and selected other loans as deemed appropriate. At March 31, 2012, we maintained “watch loans” totaling $53.7 million compared to $51.2 million at December 31, 2011. Currently all loans on our watch list carry a risk grade of 5 or worse.  The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

At March 31, 2012, OREO totaled $16.7 million compared to $14.4 million at December 31, 2011. All OREO properties have been written down to their respective fair values, based on our most recent appraisals.

Deposits and Other Borrowings

We offer a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts and certificates of deposit at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We regularly evaluate the internal cost of funds, survey rates offered by competing institutions, review cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate.

Total deposits at March 31, 2012 were $856.4 million, an increase of $9.8 million, or 1.2%, from December 31, 2011. Demand deposits increased $6.3 million, or 4%, and continued to represent 17% of total deposits at March 31, 2012. Money market, NOW and savings deposits decreased $4.3 million, or 1%, due primarily to re-pricing certain acquired deposits to enhance profitability. Non-brokered time deposits decreased $22.5 million, or 9%, also due to re-pricing certain acquired deposits to enhance profitability. Finally, brokered deposits increased $30.3 million, or 25%, reflecting the final re-funding associated with $80 million in Community Capital FHLB borrowings that were repaid in conjunction with completion of the merger.

Total borrowings increased $6.2 million, or 10%, to $68.2 million at March 31, 2012 compared to $62.1 million at December 31, 2011, as we increased FHLB borrowings to lock in term funding at attractive rates. Borrowings currently include $5.5 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt and $6.9 million of Tier 2-eligible subordinated debt.

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three months ended March 31, 2012 and 2011:

Condensed Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,
	2012	2011	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Gross interest income	$13,397	$5,654	$7,743	136.9%
Gross interest expense	1,678	1,698	(20)	-1.2%
Net interest income	11,719	3,956	7,763	196.2%

Provision for loan losses	123	4,462	(4,339)	-97.2%

Noninterest income	1,955	72	1,883	2615.3%
Noninterest expense	11,003	4,234	6,769	159.9%
Net income (loss) before taxes	2,548	(4,668)	7,216	-154.6%

Income tax expense (benefit)	825	(1,781)	2,606	-146.3%

Net income (loss)	$1,723	$(2,887)	$4,610	-159.7%

Net Income (Loss). Net income for the three months ended March 31, 2012 was $1.7 million compared to the net loss of $2.9 million for the same period in 2011. This increase of $4.6 million is primarily the result of the inclusion of Community Capital operations and the reduction in the provision for loan losses. Annualized return on average assets increased during the three-month period ended March 31, 2012 to 0.61% from (1.93)% for the same period in 2011. Annualized return on average equity also increased, from (6.60)% for the three-month period ended March 31, 2011 to 3.58% for the same period in 2012.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management’s responses to changes in interest rates through asset/liability management. During the three-month period ended March 31, 2012, net interest income was $11.7 million as compared to $4.0 million in 2011, an increase of $7.8 million, or 196.2%. This increase reflects, in part, the inclusion of three months of results from Community Capital in the first quarter of 2012.

Net interest income for the first quarter of 2012 also includes $1.5 million of accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. This accelerated accretion, which was not anticipated, resulted from a combination of (i) borrowers repaying loans faster than required by their contractual terms; and (ii) restructuring loan rates and/or terms in such a way as to effectively result in a new loan under the contractual cash flow method of accounting. In both instances, the remaining acquisition accounting fair value marks associated with the loan are fully accreted into interest income.

Total average interest-earning assets increased by $423.5 million, or 71.7%, to $1.1 billion for the three months ended March 31, 2012 from $590.5 million for the same period in the previous year. The increase was driven primarily by the addition of Community Capital assets following the merger on November 1, 2011.

Average balances of total interest-bearing liabilities increased in the first three months of 2012, with average total interest-bearing deposit balances increasing by $341.9 million, or 93.9%, to $706.2 million from $364.3 million for the same period in 2011. Average brokered deposits increased by $43.6 million from the previous period in 2011. These increases are a result of the addition of Community Capital.

Our net interest margin increased from 2.71% in the three-month period ended March 31, 2011 to 4.65% in the same period in 2012. The increase in net interest margin reflects the inclusion of higher rate loans acquired in the Community Capital merger, the accretion from credit and interest rate marks associated with acquisition accounting adjustments, and reduced funding costs due, primarily, to lower pricing on interest bearing deposits. For the same period in 2011, interest of $1.7 million was paid at a cost of interest-bearing liabilities of 1.76%. Our net interest margin, excluding the accelerated accretion discussed above, was 4.07%, for the three-month period ended March 31, 2012. Net interest margin excluding accelerated accretion is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see "Non-GAAP Financial Measures" above.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

	For the Three Months Ended March 31,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(Dollars in thousands)
Interest-earning assets:
Loans, including fees (1)(2)	$746,134	$12,110	6.53%	$397,066	$4,758	4.86%
Federal funds sold	13,116	8	0.25%	52,726	30	0.23%
Taxable investment securities	214,471	1,084	2.02%	121,424	681	2.24%
Tax-exempt investment securities	17,820	185	4.15%	14,698	171	4.65%
Other interest-earning assets	22,457	10	0.18%	6,475	14	0.88%
Total interest-earning assets	1,013,998	13,397	5.31%	592,389	5,654	3.87%

Allowance for loan losses	(9,833)			(12,343)
Cash and due from banks	17,059			8,498
Premises and equipment	24,509			4,474
Other assets	86,439			14,181
Total assets	$1,132,172			$607,199

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$78,573	$46	0.24%	$10,448	$3	0.12%
Savings and money market	246,724	280	0.46%	69,722	138	0.80%
Time deposits - core	235,657	423	0.72%	182,405	739	1.64%
Time deposits - brokered	145,251	398	1.10%	101,696	487	1.94%
Total interest-bearing deposits	706,205	1,147	0.65%	364,271	1,367	1.52%
Federal Home Loan Bank advances	58,297	161	1.11%	20,000	141	2.86%
Other borrowings	14,864	370	10.01%	8,029	190	9.60%
Total borrowed funds	73,161	531	2.92%	28,029	331	4.79%
Total interest-bearing liabilities	779,366	1,678	0.87%	392,300	1,698	1.76%
Net interest rate spread		11,719	4.45%		3,956	2.12%
Noninterest-bearing demand deposits	145,724			37,048
Other liabilities	14,446			566
Shareholders' equity	192,636			177,285

Total liabilities and shareholders' equity	$1,132,172			$607,199

Net interest margin			4.65%			2.71%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields for March 31, 2012 include accretion from acquisition accounting adjustments associated with acquired loans.

Provision for Loan Losses. Our provision for loan losses decreased $4.3 million, or 97.2%, to $123 thousand during the three months ended March 31, 2012, from $4.5 million during the corresponding period in 2011. The decrease in the provision is a result of both a reduction in outstanding loans and improvement in the quality of our loans. We had $721 thousand in net charge-offs during the first three months of 2012, compared to $5.1 million during the corresponding period in 2011. Nonperforming loans to total assets were 1.93% at March 31, 2012, compared to 5.61% at March 31, 2011.

The ratio of the allowance for loan losses to total loans was 1.31% and 3.03% at March 31, 2012 and 2011, respectively. The reduction in total allowance dollars during the first quarter of 2012 reflects the previously addressed decline in gross loans, while the decline in allowance percentage reflects management’s current expectation for continued improvement in the portfolio. Management periodically evaluates our credit policies and procedures to confirm that they effectively manage risk and facilitate appropriate internal controls.

Noninterest Income. Noninterest income has not historically been a major component of our earnings. However, as a result of the merger with Community Capital, noninterest income increased $1.9 million in 2012, including (i) a $288 thousand increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; (ii) $540 thousand in income from fiduciary activities associated with new asset management, investment brokerage and trust services; and (iii) $461 thousand in gain on sale of loans associated with new mortgage brokerage activities. In addition, in the third quarter of 2011, we purchased $8 million of bank-owned life insurance to partially fund the cost of employer-provided benefits and we acquired an additional $12.9 million of bank-owned life insurance through the merger with Community Capital. Income from bank-owned life insurance was $259 thousand in 2012. In 2011, noninterest income of $72 thousand consisted of primarily of gains on sales and calls of available-for-sale securities and service charges on deposit accounts.

The following table summarizes components of noninterest income for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Service charges on deposit accounts	$314	$26	$288	1107.7%
Income from fiduciary activities	540	-	540	100.0%
Commissions from sales of mutual funds	59	-	59	100.0%
Gain on sale of securities available for sale	-	19	(19)	-100.0%
Mortgage banking income	461	-	461	100.0%
Income from bank-owned life insurance	259	-	259	100.0%
Other noninterest income	322	27	295	1092.6%
Total noninterest income	$1,955	$72	$1,883	2615.3%

Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $11.0 million for 2012, an increase of 159.9% from $4.2 million in 2011, primarily due to the inclusion of results from Community Capital and increased personnel expenses related to our change in business plan.  Also included in noninterest expense are merger-related expenses of $930 thousand and $75 thousand for the first quarter of 2012 and the first quarter of 2011, respectively. The most significant changes in noninterest expense are described below.

The following table presents components of noninterest expense for the three months ended March 31, 2012 and 2011:

Noninterest Expense

	Three months ended
	March 31,
	2012	2011	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Salaries and employee benefits	$6,124	$2,507	$3,617	144.3%
Occupancy and equipment	820	256	564	220.3%
Advertising and promotion	161	38	123	323.7%
Legal and professional fees	312	307	5	1.6%
Deposit charges and FDIC insurance	291	287	4	1.4%
Data processing and outside service fees	1,349	123	1,226	996.7%
Communication fees	232	26	206	792.3%
Postage and supplies	196	39	157	100.0%
Core deposit intangible amortization	102	-	102	100.0%
Net cost of operation of other real estate owned	522	235	287	122.1%
Loan and collection expense	244	86	158	183.7%
Other noninterest expense	650	330	320	97.0%

Total noninterest expense	$11,003	$4,234	$6,769	159.9%

Salaries and employee benefits expenses increased $3.6 million, or 144.3%, to $6.1 million in the first quarter of 2012, compared to $2.5 million in the comparable period of 2011.  The increase is primarily due to the merger with Community Capital and due to an increase in compensation and related benefits for the expanded management team and other added personnel.  Compensation expense for share-based compensation plans was $483 thousand in the first quarter of 2012 compared to $446 thousand in the comparable period of 2011.

Occupancy and equipment expenses increased $564 thousand, or 220.3%, to $820 thousand in the first quarter of 2012, compared to $256 thousand in the comparable period of 2011.  The increase is primarily due to the opening of de novo offices during 2011 to support of the Company’s organic growth initiatives as well as the acquisition of property in connection with the merger with Community Capital.

Data processing and outside service fees increased $1.2 million, or 996.7%, to $1.3 million in the first quarter of 2012 compared to $123 thousand in the comparable period of 2011.  Included in the 2012 increase is $676 thousand in merger-related fees associated with the termination fee for the legacy CapitalBank core system conversion.  The remaining increase is due to the inclusion of expenses from Community Capital.

Net cost of operation of other real estate increased $287 thousand, or 122.1%, to $522 thousand in the first quarter of 2012 compared to $235 thousand in the comparable period of 2011.  Loan collection expense increased $158 thousand, or 183.7%, to $244 thousand in the first quarter of 2012 compared to $330 thousand in the comparable period of 2011.  The increase in both categories resulted from the current economic downturn and its effect on our asset quality.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended March 31, 2012, we recognized an income tax expense of $825 thousand compared to an income tax benefit of $1.8 million for the same period in 2011. The effective tax rate for the three months ended March 31, 2012 is 32.30% compared to 38.15% for the same period in 2011. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. We strive to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of Federal funds sold. Liquidity is governed by an asset/liability policy approved by the board of directors and administered by an internal Senior Management Risk Committee (the “Committee”). The Committee reports monthly asset/liability-related matters to the Loan and Risk Committee of the board of directors.

Our internal liquidity ratio (total liquid assets divided by deposits and short-term liabilities) at March 31, 2012 was 22.3% compared to 28.8% at December 31, 2011. Both ratios exceeded our minimum internal target of 10%. In addition, at March 31, 2012, we had $89.1 million of credit available from the FHLB, $76.1 million from the Federal Reserve Discount Window, and available lines totaling $85.0 million from correspondent banks.

At March 31, 2012, we had outstanding commitments in the amount of $138.0 million of pre-approved but unused lines of credit and $4.7 million of standby letters of credit and financial guarantees. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on March 31, 2012 was $192.8 million compared to the December 31, 2011 balance of $190.1 million. The $2.7 million increase was the result of net income for the three months ended March 31, 2012 of $1.7 million, $556 thousand in accumulated other comprehensive income from unrealized securities gains and $483 thousand of share-based compensation expense.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At March 31, 2012, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of Federal regulatory requirements.

Actual and required capital levels at March 31, 2012 and December 31, 2011 are presented below (dollars in thousands):

 Capital Ratios

			Regulatory Minimums
				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
			Purposes	Actions Provisions

	March 31, 2012	December 31, 2011	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$161,337	$160,122
Tier 2 capital	16,451	17,049
Total capital	$177,788	$177,171
Risk-adjusted average assets	$786,703	$819,762
Average assets	$1,092,468	$901,067

Risk-based capital ratios
Tier 1 capital	20.51%	19.53%	4.00%	6.00%
Total capital	22.60%	21.61%	8.00%	10.00%
Tier 1 leverage ratio	14.77%	17.77%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$105,998	$100,147
Tier 2 capital	16,451	16,998
Total capital	$122,449	$117,145
Risk-adjusted average assets	$776,468	$808,163
Average assets	$1,030,929	$646,846

Risk-based capital ratios
Tier 1 capital	13.65%	12.39%	4.00%	6.00%
Total capital	15.77%	14.50%	8.00%	10.00%
Tier 1 leverage ratio	10.28%	15.48%	4.00%	5.00%

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

Information about our off-balance sheet risk exposure is presented in Note 14 of the 2011 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, we were not involved in any unconsolidated SPE transactions.

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

These measures have historically been calculated under a simulation model prepared by an independent correspondent bank assuming incremental 100 basis point shocks (or immediate shifts) in interest rates up to a total increase or decrease of 300 basis points. These simulations estimate the impact that various changes in the overall level of interest rates over a one- and two-year time horizon have on net interest income. The results help us develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. We believe that the assumptions are reasonable, both individually and in the aggregate. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure. The overall interest rate risk management process is subject to annual review by an outside professional services firm to ascertain its effectiveness as required by Federal regulations.

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 30.0% over the next twelve months. We currently operate well within these guidelines. However, the current interest rate environment creates an unusual scenario; specifically, our earnings may be negatively impacted by either a significant increase or decrease in short-term interest rates. As of March 31, 2012, based on the results of this simulation model, we could expect net interest income to decrease by approximately 5.9% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. Concurrently, if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 8.6% over twelve months given that we are currently in a slight liability-sensitive position. At December 31, 2011, the simulation model results showed that we could expect net interest income to decrease by approximately 4.4% over twelve months if short-term interest rates immediately decreased by 300 basis points, and if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 8.5% over twelve months.

We use multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. In May 2011, our interest rate swap that was accounted for as a cash flow hedge terminated. The swap had a notional amount of $40 million that was purchased on May 16, 2008 to protect us from falling rates. We received a fixed rate of 6.22% for a period of three years, and paid the prime rate for the same period. During the three months ended March 31, 2011, we recorded $0.3 million of income from this instrument.

We have entered into seven loan swaps accounted for as fair value hedges, as of March 31, 2012. The total original notional amount of these swaps was $17.4 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(646) thousand and $(645) thousand at March 31, 2012 and December 31, 2011, respectively. We recorded interest expense on these loan swaps of $0.1 million in each of the three months ended March 31, 2012 and 2011.

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

See Note 15 of the 2011 Audited Financial Statements and Note 9 of the Unaudited Financial Statements for further discussion on our derivative financial instruments and hedging activities.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At March 31, 2012, our cumulative one year gap was $(86.4) million, or -7.6% of total assets, indicating a net liability-sensitive position that is well within the  policy guideline set by the Committee of 35%. Our cumulative one year gap at December 31, 2011 was $(20.0) million, or -3.2% of total assets.

The following table reflects our rate sensitive assets and liabilities by maturity as of March 31, 2012. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
	Months	One Year	Years	Five Years	Total
	(Dollars in thousands)
At March 31, 2012:
Interest-earning assets:
Interest-bearing deposits	$15,567	$-	$-	$-	$15,567
Federal funds sold	20,085	-	-	-	20,085
Securities	9,206	26,549	109,481	87,228	232,464
Loans	332,973	141,323	211,028	50,593	735,917
Total interest-earning assets	377,831	167,872	320,509	137,821	1,004,033

Interest-bearing liabilities:
Demand deposits	3,346	-	7,649	5,737	16,732
MMDA and savings	312,904	-	-	-	312,904
Time deposits	72,202	216,177	88,961	532	377,872
Short term borrowings	852	-	-	-	852
Long term borrowings	40,501	-	20,000	6,895	67,396
Total interest-bearing liabilities	429,805	216,177	116,610	13,164	775,756
Derivatives	16,834	(2,771)	(10,467)	(3,596)	-

Interest sensitivity gap	$(35,140)	$(51,076)	$193,432	$121,061	$228,277
Cummulative interest sensitivity gap	$(35,140)	$(86,216)	$107,216	$228,277

Percentage of total assets		-7.62%

At December 31, 2011:
Interest-earning assets:
Interest-bearing deposits	$10,115	$-	$-	$-	$10,115
Federal funds sold	-	-	-	-	-
Securities	9,168	29,032	98,812	73,134	210,146
Loans	347,007	167,849	234,756	9,435	759,047
Total interest-earning assets	366,290	196,881	333,568	82,569	979,308

Interest-bearing liabilities:
Demand deposits	3,846	-	8,789	5,904	18,539
MMDA and savings	315,429	-	-	-	315,429
Time deposits	80,425	185,114	104,454	24	370,017
Short term borrowings	9,765	-	-	-	9,765
Long term borrowings	-	5,401	40,000	6,895	52,296
Total interest-bearing liabilities	409,465	190,515	153,243	12,823	766,046
Derivatives	16,834	-	(13,238)	(3,596)	-

Interest sensitivity gap	$(26,341)	$6,366	$167,087	$66,150	$213,262
Cummulative interest sensitivity gap	$(26,341)	$(19,975)	$147,112	$213,262

Percentage of total assets		-3.24%

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company did not have any unregistered sales of equity securities or repurchases of its common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: May 10, 2012	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: May 10, 2012	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.