Form 10-Q
period 2012-06-30
Park Sterling Corp
filed 2012-08-09
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

As of August 7, 2012, the registrant had outstanding 32,706,627 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2012	December 31, 2011 *

ASSETS

Cash and due from banks	$15,898	$18,426
Interest-earning balances at banks	29,795	10,115
Federal funds sold	29,455	-
Investment securities available-for-sale, at fair value	222,221	210,146
Nonmarketable equity securities	5,470	8,510
Loans held for sale	5,331	6,254
Loans	712,506	759,047
Allowance for loan losses	(9,431)	(10,154)
Net loans	703,075	748,893

Premises and equipment, net	24,619	24,515
Accrued interest receivable	2,557	3,216
Other real estate owned	14,744	14,403
Bank-owned life insurance	26,689	26,223
Goodwill	622	428
Core deposit intangible	3,817	4,022
Deferred tax asset	29,841	31,131
Other assets	4,985	6,940

Total assets	$1,119,119	$1,113,222

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$158,838	$142,652
Interest-bearing	683,196	703,985
Total deposits	842,034	846,637

Short-term borrowings	1,678	9,765
FHLB advances	55,000	40,000
Subordinated debt	12,494	12,296
Accrued interest payable	253	1,561
Accrued expenses and other liabilities	13,474	12,909
Total liabilities	924,933	923,168

Shareholders' equity:
Preferred stock, no par value 5,000,000 shares authorized; -0- issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $1.00 par value 200,000,000 shares authorized at June 30, 2012 and December 31, 2011; 32,706,627 and 32,643,627 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	32,707	32,644
Additional paid-in capital	173,318	172,390
Accumulated deficit	(15,459)	(17,860)
Accumulated other comprehensive income	3,620	2,880
Total shareholders' equity	194,186	190,054

Total liabilities and shareholders' equity	$1,119,119	$1,113,222

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Interest income
Loans, including fees	$10,416	$4,450	$22,524	$9,208
Federal funds sold	15	33	23	63
Taxable investment securities	996	684	2,081	1,365
Tax-exempt investment securities	186	181	372	352
Interest on deposits at banks	28	11	38	25
Total interest income	11,641	5,359	25,038	11,013

Interest expense
Money market, NOW and savings deposits	333	176	659	317
Time deposits	720	1,080	1,541	2,306
Short-term borrowings	-	1	3	1
FHLB advances	148	141	309	282
Subordinated debt	341	189	707	379
Total interest expense	1,542	1,587	3,219	3,285
Net interest income	10,099	3,772	21,819	7,728

Provision for loan losses	899	3,245	1,022	7,707
Net interest income after provision for loan losses	9,200	527	20,797	21

Noninterest income
Service charges on deposit accounts	299	25	612	51
Income from fiduciary activities	555	-	1,095	-
Commissions from sales of mutual funds	106	-	165	-
Gain on sale of securities available for sale	489	1	489	20
Mortgage banking income	540	-	1,001	-
Income from bank-owned life insurance	260	-	519	-
Other noninterest income	343	18	665	45
Total noninterest income	2,592	44	4,546	116

Noninterest expense
Salaries and employee benefits	5,882	2,975	12,005	5,482
Occupancy and equipment	860	301	1,680	557
Advertising and promotion	108	87	269	125
Legal and professional fees	603	1,205	915	1,512
Deposit charges and FDIC insurance	270	196	560	483
Data processing and outside service fees	752	128	2,101	251
Communication fees	196	36	429	62
Postage and supplies	125	47	321	86
Core deposit intangible amortization	102	-	204	-
Net cost of operation of other real estate owned	809	93	1,331	328
Loan and collection expense	295	110	539	195
Other noninterest expense	861	296	1,512	627
Total noninterest expense	10,863	5,474	21,866	9,708

Income (loss) before income taxes	929	(4,903)	3,477	(9,571)

Income tax expense (benefit)	251	(1,789)	1,076	(3,570)

Net income (loss)	$678	$(3,114)	$2,401	$(6,001)

Basic earnings (loss) per common share	$0.02	$(0.11)	$0.07	$(0.21)

Diluted earnings (loss) per common share	$0.02	$(0.11)	$0.07	$(0.21)

Weighted-average common shares outstanding
Basic	32,120,367	28,051,098	32,097,867	28,051,098
Diluted	32,120,402	28,051,098	32,097,900	28,051,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$678	$(3,114)	2,401	(6,001)

Unrealized holding gains on available-for-sale securities	749	2,476	1,593	2,943
Tax effect	(219)	(954)	(525)	(1,134)
Reclassification of gain recognized in net income	(489)	(1)	(489)	(20)
Tax effect	143	-	161	8
	184	1,521	740	1,797

Unrealized holding loss on swaps	-	(188)	-	(458)
Tax effect	-	72	-	176
	-	(116)	-	(282)

Total other comprehensive income (loss)	184	1,405	740	1,515
		.		.
Total comprehensive income (loss)	$862	$(1,709)	$3,141	$(4,486)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2012 and 2011
(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Total Shareholders'
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2010	28,051,098	$28,051	$159,489	$(9,501)	$(938)	$177,101

Issuance of restricted stock grants	568,260	568	(568)	-	-	-

Share-based compensation expense	-	-	969	-	-	969

Comprehensive income (loss):
Net loss	-	-	-	(6,001)	-	(6,001)
Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	1,797	1,797
Unrealized holding losses on interest rate swaps, net of taxes	-		-	-	(282)	(282)

Total comprehensive income (loss)	-	-	-	-	-	(4,486)

Balance at June 30, 2011	28,619,358	$28,619	$159,890	$(15,502)	$577	$173,584

Balance at December 31, 2011	32,643,627	$32,644	$172,390	$(17,860)	$2,880	$190,054

Issuance of restricted stock grants	63,000	63	(63)	-	-	-

Share-based compensation expense	-	-	991	-	-	991

Comprehensive income:
Net income	-	-	-	2,401	-	2,401
Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	740	740

Total comprehensive income	-	-	-	-	-	3,141

Balance at June 30, 2012	32,706,627	$32,707	$173,318	$(15,459)	$3,620	$194,186

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$2,401	$(6,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on acquired loans	(3,692)	-
Net (accretion) amortization on investments	(129)	492
Other depreciation and amortization	865	279
Provision for loan losses	1,022	7,707
Share-based compensation expense	991	969
Deferred income taxes	926	-
Net gains on sales of investment securities available-for-sale	(489)	(20)
Net gains on sales of other real estate	(159)	(3)
Net losses on sales of premises and equipment	9	-
Writedowns on other real estate owned	1,042	301
Income from bank-owned life insurance	(519)	-
Proceeds from loans held for sale	30,151	-
Disbursements for loans held for sale	(29,228)	(1,600)
Change in assets and liabilities:
Decrease in accrued interest receivable	659	178
(Increase) decrease in other assets	2,284	(2,383)
Decrease in accrued interest payable	(1,308)	(89)
Increase in accrued expenses and other liabilities	763	1,293
Net cash provided by operating activities	5,589	1,123

Cash flows from investing activities
Net decrease in loans	41,840	6,924
Purchases of premises and equipment	(777)	(573)
Proceeds from sales of premises and equipment	4	-
Purchases of investment securities available-for-sale	(51,719)	(46,940)
Proceeds from sales of investment securities available-for-sale	22,537	24,316
Proceeds from maturities and call of investment securities available-for-sale	18,829	18,931
Proceeds from sale of other real estate	4,954	1,073
Net sales (purchases) of nonmarketable equity securities	3,040	(125)
Net cash provided by investing activities	38,708	3,606

Cash flows from financing activities
Net decrease in deposits	(4,603)	(3,914)
Net increase in FHLB advances	15,000	-
Increase (decrease) in short-term borrowings	(8,087)	787
Net cash provided (used) by financing activities	2,310	(3,127)

Net increase in cash and cash equivalents	46,607	1,602

Cash and cash equivalents, beginning	28,541	65,378

Cash and cash equivalents, ending	$75,148	$66,980

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,850	$3,374
Cash paid for income taxes	60	-

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$740	$1,797
Change in unrealized loss on swap, net of tax	-	(282)
Loans transferred to other real estate owned	6,178	3,595

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

On May 13, 2012, the Company and Citizens South Banking Corporation (“Citizens South”) entered into an Agreement and Plan of Merger, pursuant to which Citizens South will be merged with and into the Company, with the Company as the surviving entity.  The merger has been unanimously approved by the board of directors of each company and  is subject to customary closing conditions, including regulatory approval and shareholder approval from both the Company and Citizens South.  In addition, the Company’s obligation to complete the merger is conditioned on the FDIC’s consent to the assignment of certain existing FDIC loss-share agreements to which Citizens South is a party.  If the merger is completed, each outstanding share of Citizens South common stock will be exchanged for either 1.4799 of a share of Common Stock or $7.00 in cash subject to the limitation that the total consideration will consist of 30.0% in cash and 70.0% in shares of Common Stock.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three- and six-months ended June 30, 2012 and 2011. Operating results for the three- or six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

Tabular information, other than share and per share data, is presented in thousands of dollars.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the valuation of purchased credit-impaired (“PCI”) loans, the valuation of the allowance for loan losses, the determination of the need for a deferred tax asset valuation allowance and the fair value of financial instruments and other accounts.

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

Note 3– Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

On November 1, 2011, Community Capital was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of March 30, 2011. Under the terms of the merger agreement, Community Capital shareholders received either $3.30 in cash or 0.6667 of a share of Common Stock, for each share of Community Capital common stock they owned immediately prior to the merger, subject to the limitation that the total consideration would consist of 40.0% in cash and 60.0% in Common Stock. The merger was structured to be tax-free to Community Capital shareholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The fair value of the shares of Common Stock issued as part of the consideration paid for Community Capital was determined on the basis of the closing price of the Common Stock on October 31, 2011. On that date, the closing stock price was $3.85 per share, resulting in a final transaction value of approximately $28.8 million.

Goodwill of $622 thousand was generated in connection with the acquisition, all of which is expected to be deductible for income tax purposes.  As a result of refinements to the fair value mark on loans and other liabilities subsequent to December 31, 2011, and an adjustment of $3 thousand related to overpayments associated with the payment of cash for fractional shares in the merger, goodwill as indicated below is $194 thousand greater than the goodwill estimated in the 2011 Audited Financial Statements. Community Capital operated 17 full service branches and one drive through facility in South Carolina at the date of acquisition. The acquisition of Community Capital was in furtherance of the Company’s business plan seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the consideration paid by the Company in the merger with Community Capital and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

	As Recorded by Community Capital	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$13,279
Common shares issued (4,024,269 shares)			15,564

Fair Value of Total Consideration Transferred			$28,843

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$97,178	$-	97,178
Securities	45,055	-	45,055
Nonmarketable equity securities	8,451	-	8,451
Loans held for sale	6,704	-	6,704
Loans, net of allowance	413,016	(31,500)	381,516
Premises and equipment	14,841	4,377	19,218
Core deposit intangibles	942	3,148	4,090
Other real estate owned	8,420	(668)	7,752
Bank-owned life insurance	17,975	-	17,975
Deferred tax asset	8,046	11,021	19,067
Other assets	6,677	(1,220)	5,457

Total assets acquired	$627,305	$(14,842)	$612,463

Deposits	$466,398	$627	$467,025
Federal Home Loan Bank advances	95,400	5,634	101,034
Junior Subordinated Debt	10,310	(4,976)	5,334
Other liabilities	8,228	2,621	10,849

Total liabilities assumed	$580,336	$3,906	$584,242

Total identifiable assets	$46,969	$(18,748)	$28,221

Goodwill resulting from acquisition			$622

Note 4 – Shareholders’ Equity

Share-Based Plans

Pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, the Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions and expensed over each option’s vesting period. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards, subject to share price performance vesting requirements, is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.  The fair value of restricted stock awards, not subject to share price performance, is estimated at the date of the grant based on the grant date closing stock price.  As of June 30, 2012, there were 243,300 shares available for future grant.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average There were 10,000 stock options granted during the six months ended June 30, 2012.  There were 41,447 options which vested during the six months ended June 30, 2012, and 7,750 options which vested during the six months ended June 30, 2011. The compensation expense for stock option plans was $323 thousand and $256 thousand for the three months ended June 30, 2012 and 2011, respectively, and $646 thousand and $566 thousand for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, unrecognized compensation cost related to nonvested stock options of $1.5 million is expected to be recognized over a weighted-average period of .72 years.

There were 63,000 shares of restricted stock granted during the six months ended June 30, 2012, of which a third of the shares will vest on the grant anniversary date for each of the next three years.  There were 568,260 shares of restricted stock granted during the six months ended June 30, 2011.  These grants will vest in approximately one-third increments when the trading price of the Common Stock is equal to or greater than $8.125, $9.10, and $10.40 per share, respectively, in each case for a period of 30 consecutive trading days.  The compensation expense for restricted shares was $185 thousand and $267 thousand for the three months ended June 30, 2012 and 2011, respectively, and $345 thousand and $403 thousand for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, unrecognized compensation cost related to nonvested restricted shares of $1.6 million is expected to be recognized over a weighted-average period of 2.19 years.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at June 30, 2012 and December 31, 2011 are as follows:

 Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2012
Securities available-for-sale:
U.S. Government agencies	$520	$60	$-	$580
Residential agency mortgage-backed securities	159,773	3,471	(132)	163,112
Collateralized agency mortgage obligations	39,595	940	-	40,535
Municipal securities	16,038	1,548	-	17,586
Corporate and other securities	500	-	(92)	408
Total investment securities	$216,426	$6,019	$(224)	$222,221

December 31, 2011
Securities available-for-sale:
U.S. Government agencies	$523	$68	$-	$591
Residential agency mortgage-backed securities	135,894	2,313	(14)	138,193
Collateralized agency mortgage obligations	52,354	1,086	-	53,440
Municipal securities	16,184	1,333	-	17,517
Corporate and other securities	500	-	(95)	405
Total investment securities	$205,455	$4,800	$(109)	$210,146

The amortized cost and fair values of securities available-for-sale at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential mortgage-backed securities are backed by an agency of the U.S. government. The Company did not own any commercial mortgage-backed securities as of June 30, 2012 or December 31, 2011.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of Investment Portfolio

	June 30, 2012
	Amortized Cost	Fair Value
	(Dollars in thousands)

U.S. Government agencies
Due after one year through five years	$520	$580
Residential agency mortgage-backed securities
Due after five years through ten years	30,378	30,517
Due after ten years	129,395	132,595
Collateralized agency mortgage obligations
Due after ten years	39,595	40,535
Municipal securities
Due under one year	140	142
Due after one year through five years	400	403
Due after ten years	15,498	17,041
Corporate and other securities
Due after five years through ten years	500	408
Due after ten years	-	-
Total investment securities	$216,426	$222,221

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at June 30, 2012 and December 31, 2011. The unrealized losses relate to debt securities that have incurred fair value reductions due to market volatility and uncertainty since the securities were purchased. Management believes that the unrealized losses are more likely than not to reverse as confidence returns to investment markets. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. One corporate debt security has been in a continuous loss position for twelve months or more at June 30, 2012 and December 31, 2011.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2012
Securities available-for-sale:
Residential agency mortgage-backed securities	$22,704	$(132)	$-	$-	$22,704	$(132)
Corporate and other securities	-	-	408	(92)	408	(92)

Total temporarily impaired securities	$22,704	$(132)	$408	$(92)	$23,112	$(224)

December 31, 2011
Securities available-for-sale:
Residential agency mortgage-backed securities	$5,162	$(14)	$-	$-	$5,162	$(14)
Corporate and other securities	-	-	405	(95)	405	(95)

Total temporarily impaired securities	$5,162	$(14)	$405	$(95)	$5,567	$(109)

Securities with a fair value of $43.6 million and $38.0 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure repurchase agreements, to secure public and trust deposits, and for other purposes as required and permitted by law. During the six months ended June 30, 2012, the Company sold $22.5 million of securities available-for-sale, resulting in a gross gain of $0.5 million. Securities available-for-sale of $24.3 million were sold in the six months ended June 30, 2011 resulting in a gross gain of $0.02 million.

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investment in Community Capital Corporation Statutory Trust I. The aggregate cost of these investments totaled $5.5 million at June 30, 2012 and $8.0 million December 31, 2011. Included in these amounts at June 30, 2012 and December 31, 2011 was $5.0 million and $8.0 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of June 30, 2012 and December 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At June 30, 2012 and December 31, 2011, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Allowance for Loan Losses

The following is a summary of the loan portfolio at:

	June 30, 2012			December 31, 2011
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
	(dollars in thousands)
Commercial:
Commercial and industrial	$1,642	$66,179	$67,821	$4,276	$76,470	$80,746
Commercial real estate (CRE) - owner-occupied	8,637	152,830	161,467	9,953	159,710	169,663
CRE - investor income producing	11,478	185,890	197,368	14,006	180,454	194,460
Acquisition, construction and development (AC&D)	19,242	67,370	86,612	24,243	68,106	92,349
Other commercial	51	13,435	13,486	57	15,601	15,658
Total commercial loans	41,050	485,704	526,754	52,535	500,341	552,876

Consumer:
Residential mortgage	5,643	61,233	66,876	9,447	70,065	79,512
Home equity lines of credit	341	83,320	83,661	343	90,065	90,408
Residential construction	922	24,637	25,559	1,351	23,775	25,126
Other loans to individuals	89	10,030	10,119	142	11,354	11,496
Total consumer loans	6,995	179,220	186,215	11,283	195,259	206,542
Total loans	48,045	664,924	712,969	63,818	695,600	759,418
Deferred fees	-	(463)	(463)	-	(371)	(371)
Total loans, net of deferred fees	$48,045	$664,461	$712,506	$63,818	$695,229	$759,047

At both June 30, 2012 and December 31, 2011, the Company had sold participations in loans aggregating $4.0 million to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers.  Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors.  The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the total loans sold with limited recourse amount do not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance sheet instruments.  Total loans sold with limited recourse in the six months ended June 30, 2012 were $42.5 million. There were no loans sold in the six months ended June 30, 2011.

At June 30, 2012 and December 31, 2011, the carrying value of loans pledged as collateral on FHLB borrowings totaled $149.2 million and $135.5 million, respectively.

PARK STERLING CORPORATION

Concentrations of Credit - Loans are primarily made in the Charlotte, Research Triangle and Wilmington regions of North Carolina, and the Charleston, Upstate and Midlands areas of South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At June 30, 2012 and December 31, 2011, the Company had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2012. The Company reclassified the allowance balance between classes within the CRE portfolio segment at December 31, 2011 from what was previously disclosed. The total allowance at December 31, 2011 and the total CRE portfolio segment allowance were not changed. These reclassifications are reflected in the beginning balances in the table below.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

	(dollars in thousands)
For the three months ended June 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$980	$804	$1,872	$3,218	$18	$326	$1,717	$580	$41	$9,556
Provision for loan losses	420	(333)	(32)	310	(8)	310	(375)	354	(1)	645
PCI provision for loan losses	-	-	-	-	-	254	-	-	-	254
Charge-offs	(228)	(74)	(521)	(12)	-	(99)	-	(328)	-	(1,262)
Recoveries	8	-	7	194	-	1	28	-	-	238
Net charge-offs	(220)	(74)	(514)	182	-	(98)	28	(328)	-	(1,024)
Ending balance	$1,180	$397	$1,326	$3,710	$10	$792	$1,370	$606	$40	$9,431

For the six months ended June 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$10,154
Provision for loan losses	855	(277)	(205)	(91)	87	326	(391)	479	(15)	768
PCI provision for loan losses	-	-	-	-	-	254	-	-	-	254
Charge-offs	(397)	(74)	(575)	(357)	(94)	(99)	(165)	(328)	(1)	(2,090)
Recoveries	19	8	-	275	-	2	28	-	13	345
Net charge-offs	(378)	(66)	(575)	(82)	(94)	(97)	(137)	(328)	12	(1,745)
Ending balance	$1,180	$397	$1,326	$3,710	$10	$792	$1,370	$606	$40	$9,431

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table present, by commercial, consumer and allocated, the activity in the allowance for loan losses for the three and six months ended June 30, 2011.

	Commercial	Consumer	Unallocated	Total

	(dollars in thousands)
For the three months ended June 30, 2011
Allowance for Loan Losses:
Balance, beginning of period	$8,034	$1,875	$1,859	$11,768
Provision for loan losses	3,138	103	4	3,245
Charge-offs	(3,486)	(610)	-	(4,096)
Recoveries	350	10	-	360
Net charge-offs	(3,136)	(600)	-	(3,736)
Ending balance	$8,036	$1,378	$1,863	$11,277

For the six months ended June 30, 2011
Allowance for Loan Losses:
Balance, beginning of period	$9,165	$1,375	$1,884	$12,424
Provision for loan losses	5,842	1,886	(21)	7,707
Charge-offs	(7,781)	(1,896)	-	(9,677)
Recoveries	810	13	-	823
Net charge-offs	(6,971)	(1,883)	-	(8,854)
Ending balance	$8,036	$1,378	$1,863	$11,277

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at June 30, 2012 and December 31, 2011.  There was no allowance for loan losses recognized for PCI loans at December 31, 2011.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

	(dollars in thousands)
At June 30, 2012
Allowance for Loan Losses:
Individually evaluated for impairment	$65	$61	$173	$404	$-	$256	$157	$-	$-	$1,116
Collectively evaluated for impairment	1,115	336	1,153	3,306	10	282	1,213	606	40	8,061
Purchased credit-impaired	-	-	-	-	-	254	-	-	-	254
Total	$1,180	$397	$1,326	$3,710	$10	$792	$1,370	$606	$40	$9,431

Recorded Investment in Loans:
Individually evaluated for impairment	$1,004	$672	$3,818	$10,068	$162	$1,944	$1,086	$160	$75	$18,989
Collectively evaluated for impairment	65,175	152,158	182,072	57,302	13,273	59,289	82,234	24,477	9,955	645,935
Purchased credit-impaired	1,642	8,637	11,478	19,242	51	5,643	341	922	89	48,045
Total	$67,821	$161,467	$197,368	$86,612	$13,486	$66,876	$83,661	$25,559	$10,119	$712,969

At December 31, 2011
Allowance for Loan Losses:
Individually evaluated for impairment	$21	$-	$353	$436	$-	$61	$157	$-	$-	$1,028
Collectively evaluated for impairment	682	740	1,753	3,447	17	248	1,741	455	43	9,126
Total	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$10,154

Recorded Investment in Loans:
Individually evaluated for impairment	$844	$693	$1,295	$13,788	$-	$1,187	$744	$95	$9	$18,655
Collectively evaluated for impairment	75,626	159,017	179,159	54,318	15,601	68,878	89,321	23,680	11,345	676,945
Purchased credit-impaired	4,276	9,953	14,006	24,243	57	9,447	343	1,351	142	63,818
Total	$80,746	$169,663	$194,460	$92,349	$15,658	$79,512	$90,408	$25,126	$11,496	$759,418

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

2)
Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. This component of the allowance for loan losses is based on the historical loss experience of the Company. This loss experience was collected by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in that portfolio. The historical look back period is estimated by loan type and the Company applies the appropriate historical loss period which best reflects the inherent loss in the portfolio considering prevailing market conditions. The Company utilized an eight- quarter look back period in the through the first quarter of 2012 for all loan pools, other than home equity lines of credit (“HELOCS”), for which a six-quarter horizon was utilized. In the second quarter of 2012, as a result of management’s view of the portfolio, the look back periods utilized were adjusted as noted below. A minimum reserve is utilized when the Company has insufficient internal loss history. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks.

i.	12 quarter – AC&D, residential mortgage and residential construction
ii.	8 quarter – Commercial & industrial, CRE-investor income producing and HELOCs
iii.	Minimum – CRE-owner-occupied, other commercial and other consumer

3)
Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. During the second quarter of 2012, the Company further refined its allowance methodology to eliminate the use of traditional risk grade factors as a forward-looking qualitative indicator, which was introduced during the fourth quarter of 2011, and instead focuses directly on five specific environmental factors.  These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors.  Management believes these refinements simplify application of the qualitative component of the allowance methodology.  The refined methodology did not have a material impact on the estimated allowance at June 30, 2012 compared to estimates that would have been produced under the previous methodology.  Details of the five environmental factors for inclusion in the allowance methodology are as follows:

i.
Portfolio trends, which may relate to such factors as type or level of loan origination activity, changes in asset quality (i.e., past due, special mention, non-performing) and/or changes in collateral values;

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

iv.	Changes in lending practices, which may relate to changes in credit policies, procedures, systems or staff; and

v.	Other factors, which is intended to capture environmental factors not specifically identified above.

In addition, qualitative reserves on purchased performing loans are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses.

4)
Quantitative Reserve on Purchased-Credit Impaired Loans. In determining the acquisition date fair value of purchased-credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or detailed review by loan officers of loans generally greater than $500,000, and the probability of default that is determined based upon historical data at the loan level. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool. As a result of this analysis in the second quarter of 2012, there was a $254 thousand impairment of a residential mortgage pool that is reflected in the tables above.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process.  These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material.  Loan commitments, unused lines of credit, standby letters of credit, and loans held for sale make up the off-balance sheet items reviewed for potential credit losses.  These estimated credit losses were not material at June 30, 2012 and December 31, 2011.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of June 30, 2012 and December 31, 2011, by loan class and by credit quality indicator.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of June 30, 2012

(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$65,052	$157,846	$184,851	$67,200	$13,486	$488,435
Special mention	474	1,480	2,167	9,573	-	13,694
Classified	2,295	2,141	10,350	9,839	-	24,625
Total	$67,821	$161,467	$197,368	$86,612	$13,486	$526,754

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$65,415	$80,631	$25,500	$10,003	$181,549
Special mention	1,087	1,977	-	74	3,138
Classified	374	1,053	59	42	1,528
Total	$66,876	$83,661	$25,559	$10,119	$186,215

Total Loans					$712,969

	As of December 31, 2011

(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$78,390	$164,896	$181,943	$66,505	$15,658	$507,392
Special mention	1,518	50	1,584	10,477	-	13,629
Classified	838	4,717	10,933	15,367	-	31,855
Total	$80,746	$169,663	$194,460	$92,349	$15,658	$552,876

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$78,035	$87,410	$24,026	$11,390	$200,861
Special mention	1,093	1,934	1,005	-	4,032
Classified	384	1,064	95	106	1,649
Total	$79,512	$90,408	$25,126	$11,496	$206,542

Total Loans					$759,418

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age,  there is a low likelihood of loss related to these loans. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of June 30, 2012 and December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans

	(dollars in thousands)
As of June 30, 2012
Commercial:
Commercial and industrial	$-	$-	$392	$1,642	$65,787	$67,821
CRE - owner-occupied	54	-	155	8,637	152,621	161,467
CRE - investor income producing	451	25	3,270	11,478	182,144	197,368
AC&D	-	-	5,221	19,242	62,149	86,612
Other commercial	-	-	162	51	13,273	13,486
Total commercial loans	505	25	9,200	41,050	475,974	526,754

Consumer:
Residential mortgage	11	46	767	5,643	60,409	66,876
Home equity lines of credit	36	317	236	341	82,731	83,661
Residential construction	286	-	291	922	24,060	25,559
Other loans to individuals	5	3	-	89	10,022	10,119
Total consumer loans	338	366	1,294	6,995	177,222	186,215
Total loans	$843	$391	$10,494	$48,045	$653,196	$712,969

As of December 31, 2011
Commercial:
Commercial and industrial	$4	$77	$844	$4,276	$75,545	$80,746
CRE - owner-occupied	423	-	323	9,953	158,964	169,663
CRE - investor income producing	406	-	1,295	14,006	178,753	194,460
AC&D	96	-	12,562	24,243	55,448	92,349
Other commercial	-	-	-	57	15,601	15,658
Total commercial loans	929	77	15,024	52,535	484,311	552,876

Consumer:
Residential mortgage	-	34	384	9,447	69,647	79,512
Home equity lines of credit	-	-	744	343	89,321	90,408
Residential construction	-	-	95	1,351	23,680	25,126
Other loans to individuals	2	-	9	142	11,343	11,496
Total consumer loans	2	34	1,232	11,283	193,991	206,542
Total loans	$931	$111	$16,256	$63,818	$678,302	$759,418

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

During the quarterly cash flow analysis, one of the Company’s six PCI loan pools was deemed impaired. This pool has a current recorded investment of $3.0 million, a current unpaid principal balance of $3.2 million, and impairment of $254 thousand. Additionally, this pool had an average recorded investment of $1.0 million and $502 thousand for the three- and six-month periods ended June 30, 2012 and the Company recognized interest income of $14 thousand for both the three- and six-month periods ended June 30, 2012. These amounts are not included in the tables below.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$881	$1,541	$-	$427	$672	$-
CRE - owner-occupied	611	690	-	693	752	-
CRE - investor income producing	3,454	4,151	-	597	691	-
AC&D	8,615	13,474	-	12,825	23,226	-
Other commercial	162	164	-	-	-	-
Total commercial loans	13,723	20,020	-	14,542	25,341	-
Consumer:
Residential mortgage	712	802	-	384	397	-
Home equity lines of credit	769	972	-	424	500	-
Residential construction	160	774	-	95	380	-
Other loans to individuals	75	76	-	9	9	-
Total consumer loans	1,716	2,624	-	912	1,286	-
Total impaired loans with no related allowance recorded	$15,439	$22,644	$-	$15,454	$26,627	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$123	$126	$65	$417	$417	$21
CRE - owner-occupied	61	61	61	-	-	-
CRE - investor income producing	364	392	173	698	728	353
AC&D	1,453	1,488	404	963	964	436
Other commercial	-	-	-	-	-	-
Total commercial loans	2,001	2,067	703	2,078	2,109	810
Consumer:
Residential mortgage	1,232	1,253	256	803	803	61
Home equity lines of credit	317	320	157	320	320	157
Residential construction	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,549	1,573	413	1,123	1,123	218
Total impaired loans with an allowance recorded	$3,550	$3,640	$1,116	$3,201	$3,232	$1,028

Impaired Loans:
Commercial:
Commercial and industrial	$1,004	$1,667	$65	$844	$1,089	$21
CRE - owner-occupied	672	751	61	693	752	-
CRE - investor income producing	3,818	4,543	173	1,295	1,419	353
AC&D	10,068	14,962	404	13,788	24,190	436
Other commercial	162	164	-	-	-	-
Total commercial loans	15,724	22,087	703	16,620	27,450	810
Consumer:
Residential mortgage	1,944	2,055	256	1,187	1,200	61
Home equity lines of credit	1,086	1,292	157	744	820	157
Residential construction	160	774	-	95	380	-
Other loans to individuals	75	76	-	9	9	-
Total consumer loans	3,265	4,197	413	2,035	2,409	218

Total impaired loans	$18,989	$26,284	$1,116	$18,655	$29,859	$1,028

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The average recorded investment and interest income recognized on impaired loans, by class, for the three and six months ended June 30, 2012 and June 30, 2011 is shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,

	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$1,125	$-	$315	$-	$1,081	$-	$715	$-
CRE - owner-occupied	317	5	153	-	319	12	428	-
CRE - investor income producing	3,496	-	755	-	2,561	-	902	-
AC&D	8,929	9	23,988	-	9,328	30	22,678	-
Other commercial	43	-	-	-	21	-	-	-
Total commercial loans	13,910	14	25,211	-	13,310	42	24,723	-
Consumer:
Residential mortgage	684	-	1,059	-	588	-	972	-
Home equity lines of credit	772	-	12	-	761	-	289	-
Residential construction	127	-	902	-	117	-	980	-
Other loans to individuals	7	2	-	-	8	2	-	-
Total consumer loans	1,590	2	1,973	-	1,474	2	2,241	-
Total impaired loans with no related allowance recorded	$15,500	$16	$27,184	$-	$14,784	$44	$26,964	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$123	$-	$-	$-	$124	$-	$-	$-
CRE - owner-occupied	61	-	-	-	32	-	-	-
CRE - investor income producing	364	-	465	-	364	-	472	-
AC&D	903	-	6,235	-	861	-	4,124	-
Other commercial	-	-	-	-	-	-	-	-
Total commercial loans	1,451	-	6,700	-	1,381	-	4,596	-
Consumer:
Residential mortgage	14	7	138	-	7	16	70	-
Home equity lines of credit	318	-	-	-	318	-	-	-
Residential construction	-	-	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	332	7	138	-	325	16	70	-
Total impaired loans with an allowance recorded	$1,783	$7	$6,838	$-	$1,706	$16	$4,666	$-

Impaired Loans:
Commercial:
Commercial and industrial	$1,248	$-	$315	$-	$1,205	$-	$715	$-
CRE - owner-occupied	378	5	153	-	351	12	428	-
CRE - investor income producing	3,860	-	1,220	-	2,925	-	1,374	-
AC&D	9,832	9	30,223	-	10,189	30	26,802	-
Other commercial	43	-	-	-	21	-	-	-
Total commercial loans	15,361	14	31,911	-	14,691	42	29,319	-
Consumer:
Residential mortgage	698	7	1,197	-	595	16	1,042	-
Home equity lines of credit	1,090	-	12	-	1,079	-	289	-
Residential construction	127	-	902	-	117	-	980	-
Other loans to individuals	7	2	-	-	8	2	-	-
Total consumer loans	1,922	9	2,111	-	1,799	18	2,311	-

Total impaired loans	$17,283	$23	$34,022	$-	$16,490	$60	$31,630	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2012, the Company recognized $23 thousand and $60 thousand, respectively, in interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. The Company did not recognize any interest income, including interest income recognized on a cash basis, within the period that loans were impaired, for the same periods in 2011.

Nonaccrual and Past Due Loans - It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At June 30, 2012, there were $131 thousand of loans past due 90 days or more and accruing interest. These loans are secured and considered fully collectible at June 30, 2012. At December 31, 2011, there were no loans 90 days or more past due and accruing interest. The recorded investment in nonaccrual loans at June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$1,004	$844
CRE - owner-occupied	317	323
CRE - investor income producing	3,818	1,295
AC&D	9,062	12,562
Other commercial	162	-
Total commercial loans	14,363	15,024
Consumer:
Residential mortgage	1,141	384
Home equity lines of credit	1,086	744
Residential construction	160	95
Other loans to individuals	7	9
Total consumer loans	2,394	1,232
Total nonaccrual loans	$16,757	$16,256

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $64.0 million and $106.7 million and a carrying value of $48.0 million and $63.8 million at June 30, 2012 and December 31, 2011, respectively. PCI loans represented 4.3% and 5.7% of total assets at June 30, 2012 and December 31, 2011, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of Community Capital’s previously established allowance for loan losses. In conjunction with the Community Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of changes in the accretable yield for PCI loans for the six months ended June 30, 2012 follows (dollars in thousands):

Accretable yield at December 31, 2011	$14,264
Additions	136
Interest income	(2,239)
Reclassification from (to) nonaccretable balance, net	5,077
Other changes (net)	(642)
Accretable yield at June 30, 2012	$16,596

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

The Company had allocated $61 thousand of specific reserves to customers whose loan terms have been modified in a TDR as of both June 30, 2012 and December 31, 2011. As of June 30, 2012, the Company had 20 TDR loans totaling $10.2 million, of which $6.4 million are nonaccrual loans. Nonaccrual loans at December 31, 2011 included $6.9 million of TDR loans.

There were no new TDRs identified for the three and six months ended June 30, 2012. The following table presents loans that were modified as TDRs within the 12 months ended June 30, 2012 and for which there was a payment default during the three or six months ended June 30, 2012 (dollars in thousands):

	Three months ended June 30, 2012		Six months ended June 30, 2012

	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate
Residential mortgage	-	$-	1	$323
Total	-	$-	1	$323

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ending June 30, 2012 (dollars in thousands):

	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$323	-	$-
Extended payment terms	2	423	2	497	-	-
Total	2	$423	3	$820	-	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Six Months Ended June 30,
	2012	2011

Beginning balance	$3,998	$5,075
Disbursements	209	524
Repayments	(340)	(1,088)
Ending balance	$3,867	$4,511

At June 30, 2012 and December 31, 2011, the Company had pre-approved but unused lines of credit totaling $1.9 million and $3.9 million, respectively, to related parties.

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

As of June 30, 2012 and December 31, 2011, the Company had a net DTA in the amount of approximately $29.8 million and $31.1 million, respectively. The decrease is primarily the result of the improved earnings in the first six months of 2012. The Company evaluates the carrying amount of its DTA applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of June 30, 2012 and December 31, 2011, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either June 30, 2012 or December 31, 2011.

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

Negative Evidence. The Company considered the following five areas of potential negative evidence as part of its DTA analysis:

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2012, the Company’s three-year cumulative pre-tax loss position was $22.4 million and was driven, in large part, by rolling twelve-quarter cumulative provision expenses of $29.9 million. This high level of provision expense reflects the negative impact on the Company’s loan portfolio from the effects of the extended economic downturn. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels, and currently believes they are unlikely to be repeated going forward, given changes in the Company’s lending practices, business strategy, risk tolerance, capital levels and operating practices.

Based on current internal loss data analysis, approximately 65% of rolling twelve-quarter cumulative net charge-offs are associated with construction & development (“C&D”) lending (which was impacted the most by the economic downturn). Prior to the Bank’s public offering (the “Public Offering”) in August 2010, the Company had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. In the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the Public Offering, the Company reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company’s new business strategies and its risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of June 30, 2012, including loans acquired from Community Capital, C&D exposures were $112.1 million, or 16% of total loans.

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

Approximately $10.2 million, or 34%, of the DTA existing at June 30, 2012 related to net operating loss carryforwards that do not expire until December 31, 2031, leaving over eighteen years for recognition.  Approximately $12.5 million, or 40%, of the estimated DTA at December 31, 2011 related to net operating loss carryforwards, with availability for application out as far as 20 years.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Positive Evidence. The Company considered the following sources of future taxable income as positive evidence to weigh against the negative evidence described above.

1.	Future reversals of existing taxable temporary differences and carry forwards.

The Company’s largest future reversals relate to its PCI loans and allowance for loan losses, which represented $16.6 million, or 56%, and $3.2 million, or 11%, respectively, of the DTA at June 30, 2012.  Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company’s current expectations regarding recognition or reversal of the major components of the allowance:

1.
Specific reserves, which totaled $1.1 million at June 30, 2012, relate to identified impairments and are based on individual loan collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after four quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.

2.
Quantitative and qualitative reserves on the non-acquired portfolio, which totaled $8.0 million at June 30, 2012, are based on model-driven estimates of inherent loss content in the performing loan portfolio based on historical loss rates by loan product type. The Company currently estimates that these reserves will generally reverse within six to eight quarters of establishment.  However, the Company currently estimates that the average life of the underlying loan pool is approximately three years. Therefore, these reserves are currently assumed to reverse within approximately three years.

3.
Qualitative reserves on purchased performing loans, which totaled $150 thousand at June 30, 2012, are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

4.
Quantitative reserves on PCI loans, which totaled $254 thousand at June 30, 2012, are determined in connection with the quarterly cash flows analyses for this portion of the acquired loan book.  The Company compares the initial expected cash flows to the new remaining expected cash flows. Increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Approximately $12.5 million, or 40%, of the estimated DTA at both June 30, 2012 and December 31, 2011 related to net operating loss carry forwards with expected expiration dates out as long as 20 years.  Management currently believes that the Company will generate sufficient taxable income to fully utilize these net operating losses before expiration.

3.	Future taxable income, exclusive of reversing temporary differences and carry forwards.

Projecting future taxable income requires estimates and judgments about future events that may be predictable, but that are less certain than past events that can be objectively measured. In projecting future taxable income, the Company considered the significant change in its strategy that occurred in mid-2010, from previously growing organically at a moderate pace to creating a regional bank across the Carolinas and Virginia through a combination of mergers and acquisitions and accelerated organic growth. This transition was facilitated by the completion of the Public Offering in August 2010 and the addition of new executive management and additional independent board members. The Company is focused on long-term results and has taken actions to achieve this objective, including:

•	Addressing legacy problem assets, particularly C&D-related exposures, to move more rapidly through the cycle;
•	Consummating the merger with Community Capital;
•	Entering into the merger agreement with Citizens South;
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

The progress already made indicates that the change in business plan is well on track to achieve its intended objectives. Management presents, generally on a monthly basis, a financial forecast to the board of directors that incorporates current assumptions and timelines regarding the Company’s baseline activities, including assumptions regarding loan and deposit growth. These assumptions and timelines are periodically evaluated in terms of both their historical trends and absolute levels. The Company currently expects its pre-tax profitability to build to levels sufficient to fully absorb the existing DTA.

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

Based on the weight of available evidence, the Company has determined that it is more likely than not that it will be able to fully realize the existing DTA. Specifically, the negative evidence is tempered by the unusual and temporary circumstances created by the recent significant economic downturn and significant changes in the Company’s lending practices, management, capital levels, growth strategy, risk tolerance, and operating practices. The implementation of such changes has already led to improved asset quality measures since the fourth quarter of 2010. Further, the positive evidence currently indicates that the Company has opportunities through various means to generate income at a sufficient level to fully absorb the DTA.

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

Basic and diluted net earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

 Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted-average number of common shares outstanding	32,120,367	28,051,098	32,097,867	28,051,098

Effect of dilutive stock options and restricted shares	35	-	33	-

Weighted-average number of common shares and dilutive potential common shares outstanding	32,120,402	28,051,098	32,097,900	28,051,098

There were 2,154,189 outstanding stock options that were anti-dilutive for each of the three- and six-month periods ended June 30, 2012. For the three- and six-month periods ended June 30, 2011, 2,190,064 outstanding stock options were anti-dilutive. In all periods, the anti-dilution was due to the exercise price exceeding the average market price for the periods and all such options were omitted from the calculation of diluted earnings per share for their respective periods.

There were 631,260 outstanding restricted shares that were anti-dilutive for each of the three- and six-month periods ended June 30, 2012, due to the vesting price exceeding the average market price for the period, and were omitted from the calculation.  Of these shares, 568,260 restricted shares had performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.

Note 9 - Derivative Financial Instruments and Hedging Activities

As of June 30, 2012, the Company maintained six loan swaps accounted for as fair value hedges in accordance with ASC 815.  The aggregate original notional amount of these loan swaps was $13.6 million. During the three month period ended June 30, 2012, one of the Company’s loan swaps was unwound due to the refinancing of the related loan. The unwind fee was part of the loan refinancing, and  therefore there was no impact to the Company’s results for the three or six months ended June 30, 2012. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the London Interbank Offered Rate (“LIBOR”) curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(559) thousand and $(645) thousand and are included in other liabilities at June 30, 2012 and December 31, 2011, respectively. The loans being hedged are also recorded at fair value. The Company recorded interest expense on these loan swaps of $0.1 million and $0.2 million on each of the three and six months ended June 30, 2012, and $0.2 million and $0.3 million in each of the three and six months ended June 30, 2011.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During May 2008, the Company entered into an interest rate swap agreement with a notional amount of $40.0 million that matured on May 16, 2011. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment. It had been accounted for as a cash flow hedge and the Company recognized no additional gain as a result of this maturity. There was no related interest income recorded in 2012.  The Company recorded interest income on the swap of $0.1 million and $0.4 million in each of the three and six months ended June 30, 2011.

The following table presents information on the individual loan swaps at June 30, 2012:

 Individual Loan Swap Information
 (Dollars in thousands)

Original Notional Amount	Current Notional Amount	Termination Date	Fixed Rate	Floating Rate	Floating Rate Payer Spread
$2,670	$2,341	04/10/13	5.85%	USD-LIBOR-BBA	2.38%
1,800	418	04/09/13	5.80%	USD-LIBOR-BBA	2.33%
1,100	966	05/11/13	6.04%	USD-LIBOR-BBA	2.27%
1,870	1,488	02/15/13	5.85%	USD-LIBOR-BBA	2.25%
2,555	2,514	10/15/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,439	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$13,590	$11,166

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2012 and December 31, 2011 are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Financial assets:
Cash and cash equivalents	$75,148	$75,148	$75,148	$-	$-
Investment securities	222,221	222,221	-	221,813	408
Nonmarketable equity securities	5,470	5,470	-	5,470	-
Loans held for sale	5,331	5,331	-	5,331	-
Loans, net of allowance	703,075	716,066	-	11,725	704,341
Accrued interest receivable	2,557	2,557	-	2,557	-

Financial liabilities:
Deposits with no stated maturity	$491,486	$491,486	-	491,486	-
Deposits with stated maturities	350,548	351,305	-	351,305	-
Swap fair value hedge	559	559	-	559	-
Borrowings	69,172	68,474	-	68,474	-
Accrued interest payable	253	253	-	253	-

December 31, 2011:
Financial assets:
Cash and cash equivalents	$28,541	$28,541
Investment securities	210,146	210,146
Nonmarketable equity securities	8,510	8,510
Loans held for sale	6,254	6,254
Loans, net of allowance	748,893	746,702
Bank-owned life insurance	26,223	26,223
Accrued interest receivable	3,216	3,216

Financial liabilities:
Deposits with no stated maturity	$476,620	$476,620
Deposits with stated maturities	370,017	371,139
Swap fair value hedge	645	645
Borrowings	62,061	61,602
Accrued interest payable	1,561	1,561

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative Instruments
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of June 30, 2012 and December 31, 2011, the Company’s derivative instruments consist of swap fair value hedges.

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

At June 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

Other Real Estate Owned
Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, a current appraised value, when an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value, and there is not an observable market price for the collateral, the Company records the OREO as nonrecurring Level 3.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

	Fair Value on a Recurring Basis

Description	Quoted Prices in Identical Assets Active Markets for (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
	(Dollars in thousands)
June 30, 2012
U.S. Government agencies	$-	$580	$-	580
Residential mortgage-backed securities	-	163,112	-	163,112
Collateralized agency mortgage obligations	-	40,535	-	40,535
Municipal securities	-	17,586	-	17,586
Corporate and other securities	-	-	408	408
Debt securities	-	-	-	-
Fair value loans	-	11,725	-	11,725
Swap fair value hedge	-	(559)	-	(559)

December 31, 2011
U.S. Government agencies	$-	$591	$-	591
Residential mortgage-backed securities	-	138,193	-	138,193
Collateralized agency mortgage obligations	-	53,440	-	53,440
Municipal securities	-	17,517	-	17,517
Corporate and other securities	-	-	405	-
Debt securities	-	-	-	-
Fair value loans	-	15,612	-	15,612
Swap fair value hedge	-	(645)		(645)

The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2012 and 2011. The ending balances for Level 3 assets during the three months ended June 30, 2012 remained relatively unchanged from December 31, 2011 at $0.4 million.

 Level 3 Assets Reconciliation

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

	(dollars in thousands)		(dollars in thousands)
Debt Securities:
Balance, beginning of period	$407	$353	$405	$350
Decrease in unrealized loss	1	47	3	50
		-		-
Balance, end of period	$408	$400	$408	$400

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.  Processes are in place for overseeing the valuation procedures for Level 3 measurements of OREO and impaired loans.  The assets are reviewed on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues.  Discounts are based on asset type and valuation source; deviations from the standard are documented.  The discounts are periodically reviewed to determine they remain appropriate.  Consideration is given to current trends in market values for the asset categories and gain and losses on sales of similar assets.

Discounts range from 0% and 60% depending on the nature of the assets and source of value.  Real estate is valued based on appraisals or evaluations, discounted by 8% at a minimum with higher discounts for property in poor condition or property with characteristics that may make it more difficult to market.  Commercial loans secured by receivables or non-real estate collateral are generally valued using the discounted cash flow method. Inputs are determined on a borrower-by-borrower basis.

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

The table below presents the carrying value of assets at June 30, 2012 and December 31, 2011 measured at fair value on a nonrecurring basis:

	Fair Value on a Nonrecurring Basis
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value
	(Dollars in thousands)
June 30, 2012
OREO	$-	$-	$10,355	$10,355
Impaired loans:
Commercial and industrial	-	-	58	-
CRE - investor income producing	-	-	191	-
AC&D	-	-	1,049	-
Residential mortgage	-	-	976	-
Home equity lines of credit	-	-	160	-

December 31, 2011
OREO	$-	$-	$14,403	$14,403
Impaired loans:
Commercial and industrial	-	-	396	-
CRE - investor income producing	-	-	345	-
AC&D	-	-	527	-
Residential mortgage	-	-	742	-
Home equity lines of credit	-	-	163	-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the decrease in value of OREO, which is measured at fair value on a nonrecurring basis, for which a fair value adjustment has been included in the income statement. These items represent write-downs of OREO based on the appraisal value of collateral (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

OREO	$(752)	$(60)	$(1,042)	$(301)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2012.

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

OREO	$10,355	Appraisals	Discount to reflect current market conditions	0	-	55%

Impaired loans	$742	Discounted cash flows	Expected percent of total contractual cash flows not expected to be collected	0	-	50%

	1,692	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0	-	60%

	$12,789

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended June 30, 2012, OREO with a carrying value of $4.7 million was written down by $752 thousand to $4 million.  During the six months ended June 30, 2012, OREO with a carrying value of $6.5 million was written down by $1.0 million to $5.5 million. During the six months ended June 30, 2011, OREO with a carrying value of $1.0 million was written down by $0.3 million to $0.7 million.

There were no transfers between valuation levels for any accounts for the three and six months June 30, 2012 and 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

Note 11 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At June 30, 2012, we had $136.3 million of pre-approved but unused lines of credit, $3.1 million of standby letters of credit and $1.3 million of commercial letters of credit. At December 31, 2011, we had $115.0 million of pre-approved but unused lines of credit, $3.3 million of standby letters of credit and $1.4 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

As of June 30, 2012 and December 31, 2011, the Company has a commitment to fund $0.6 million related to an agreement with the Small Business Investment Corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. These forward-looking statements represent the Company’s current expectations, plans or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the Company’s 2011 merger with Community Capital Corporation (“Community Capital”) or the proposed merger with Citizens South Banking Corporation (“Citizens South”); the  general business strategy of engaging in bank mergers, organic growth, branch openings, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012 (the “2011 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: inability to obtain governmental approvals of the Citizens South merger on the proposed terms and schedule or of the assignment of certain Citizens South FDIC loss-share agreements; failure of the Company’s shareholders or Citizens South’s stockholders to approve the proposed merger; fluctuation in the trading price of the Company’s stock prior to the closing of the proposed Citizens South merger, which would affect the total value of the proposed merger transaction; failure to realize synergies and other financial benefits from the Community Capital or Citizens South mergers within the expected time frame; increases in expected costs or difficulties related to integration of the Community Capital or Citizens South mergers; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the effects of negative economic conditions or a “double-dip” recession, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; the impact of deterioration of the United States credit standing; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and six-month periods ended June 30, 2012. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $678 thousand, or $0.02 per share, for the three months ended June 30, 2012.  This compares to a net loss of $3.1 million, or $(0.11) per share, for the three months ended June 30, 2011.  The increase in net income from the prior year resulted primarily from the inclusion of Community Capital Corporation (“Community Capital”), which was merged into Park Sterling in the fourth quarter of 2011, and the Company’s organic growth initiatives. Net interest income totaled $10.1 million for the three months ended June 30, 2012, which represented a $6.3 million, or 168%, increase from the second quarter of 2011.  The increase in net interest income from the three months ended June 30, 2011 was due to higher average earning balances and net interest margin resulting from the merger with Community Capital and the Company’s organic growth initiatives. Noninterest income totaled $2.5 million for the second quarter of 2012 compared to $44 thousand for the three months ended June 30, 2011. Noninterest expenses totaled $10.9 million for the second quarter of 2012, which represented a $5.4 million, or 98%, increase compared to $5.5 million for the second quarter of 2011.  The increases in noninterest income and expense from the second quarter of 2011 resulted from the merger with Community Capital and the Company’s growth initiatives.

Asset quality continued to improve during the second quarter of 2012, reflecting stabilizing economic conditions in the Company’s markets, continued management focus on problem assets and continued discipline in the origination of new loans. Nonperforming assets decreased to $35.1 million and represented 3.13% of total assets at June 30, 2012 compared to 3.25% of total assets at December 31, 2011.

Total assets increased $5.9 million, or 0.5%, to $1.1 billion at June 30, 2012 compared to the total assets at December 31, 2011.  Cash and investments increased $58.7 million, or 25%, to $297.4 million as a result of cash generated during the second quarter from declining loan balances.  Total loans, which exclude loans held for sale, decreased $46.5 million, or 6%, to $712.5 million at June 30, 2012.

This decrease included a $53.3 million, or 15%, reduction in acquired loans to $310.1 million, which was partially offset by a $6.8 million, or 2%, increase in non-acquired loans to $402.4 million.  The decrease in acquired loans reflects both targeted reductions by the Company and repayments resulting from improved borrower conditions.  The net increase in non-acquired loans was driven by both new loan originations and transfers from performing acquired loan pools (due to restructurings).  New loan origination remains somewhat tempered as a result of aggressive competition in the market with respect to interest rate and term structures.  However, the Company posted net loan growth in each of its metropolitan markets of Charlotte, Raleigh and Wilmington, North Carolina, and Greenville and Charleston, South Carolina, as well as in its asset-based lending group, during the second quarter, excluding loans managed in the Company’s special assets group.

Total deposits decreased $4.6 million, or 0.5%, during the first half of 2012 to $842.0 million, reflecting lower funding needs and improved deposit mix. Shareholders’ equity increased $4.1 million, or 2%, to $194.2 million at June 30, 2012. Tangible common equity as a percentage of tangible assets remained very strong at 17.02%.  Tier 1 leverage ratio also remained very strong at 14.92%.

Non-GAAP Financial Measures. Tangible common equity and tangible assets described above are non-GAAP financial measures. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

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

Consistent with our growth strategy, during 2011 the Bank opened a full-service branch in Charleston, South Carolina and loan production offices in Raleigh, North Carolina and Greenville, South Carolina, and received regulatory approval to open full-service branches in Greenville, South Carolina and Raleigh, North Carolina.  The Raleigh branch opened in January 2012, and the Greenville branch opened in March 2012. The Bank currently anticipates that it will open additional branch offices and/or loan production offices in its target markets in the future. As part of our growth strategy, Community Capital was merged with and into the Company in November 2011. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011.

Also in furtherance of our growth strategy, on May 13, 2012, the Company and Citizens South entered into an Agreement and Plan of Merger, pursuant to which Citizens South will be merged with and into the Company, with the Company as the surviving entity. The merger has been unanimously approved by the board of directors of each company and is subject to customary closing conditions, including regulatory approval and shareholder approval from both the Company and Citizens South. In addition, the Company's obligation to complete the merger is conditioned on the FDIC’s consent to the assignment of certain existing FDIC loss-share agreements to which Citizens South is a party. If the merger is completed, each outstanding share of Citizens South common stock will be exchanged for either 1.4799 of a share of Company common stock or $7.00 in cash subject to the limitation that the total consideration will consist of 30.0% in cash and 70.0% in shares of Company common stock. As of June 30, 2012, Citizens South, which is headquartered in Gastonia, North Carolina, had $1.0 billion in assets and operated 21 full service offices throughout North Carolina, South Carolina and northern Georgia.

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

Non-GAAP Financial Measures

In addition to traditional capital measures, management uses tangible assets, tangible common equity, asset quality measures excluding acquisitions, and related ratios and per-share measures, as well as net interest margin excluding accelerated accretion, each of which is a non-GAAP financial measure. Management uses tangible assets and tangible common equity and related ratios to evaluate the adequacy of shareholders’ equity and to facilitate comparisons with peers. Management uses asset quality measures excluding acquisitions to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers. Management uses net interest margin excluding accelerated accretion to evaluate its normalized margin.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the unaudited condensed consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended
	June 30, 2012	June 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible assets
Total assets	$1,119,119	$1,113,222
Less: intangible assets	4,439	4,450
Tangible assets	$1,114,680	$1,108,772

Tangible common equity
Total common equity	$194,186	$190,054
Less: intangible assets	4,439	4,450
Tangible common equity	$189,747	$185,604

Tangible common equity to tangible assets
Tangible common equity	189,747	185,604
Divided by: tangible assets	1,114,680	1,108,772
Tangible common equity to tangible assets	17.02%	16.74%

Profitability measures excluding merger-related expenses
Net interest income	$10,099	$11,719
Less: accelerated mark accretion	(277)	(1,469)
Net interest income excluding accelerated mark accretion	9,822	10,250
Divided by: average earning assets	1,012,579	1,013,998
Multiplied by: annualization factor	4.02	4.02
Net interest margin excluding accelerated mark accretion	3.90%	4.07%

Asset quality measures and loan information excluding acquisition
Total loans	$712,506	$727,862	$759,047
Less: PCI loans acquired with Community Capital	(48,045)	(55,843)	(63,818)
Purchased performing loans acquired with Community Capital	(262,104)	(285,174)	(299,682)
Loans excluding acquired loans (originated loans)	$402,357	$386,845	$395,547

Allowance for loan losses	$9,431	$9,556	$10,154
Less: allowance related to acquired PCI loans	(254)	-	-
Allowance for loan losses excluding allowance related to PCI loans	9,177	9,556	10,154
Less: allowance related to acquired purchased performing loans	(346)	(150)	-
Allowance for loan losses related to nonacquired loans	$8,831	$9,406	$10,154
Divided by: loans excluding acquisition	402,357	386,845	395,547
Allowance for loan losses to loans excluding acquisition	2.19%	2.43%	2.57%

Allowance for loan losses related to acquired purchased performing loans	346	150	-
Divided by: purchased performing loans	262,104	285,174	299,682
Allowance for loan losses related to acquired purchased performing loans to purchased performing loans	0.13%	0.05%	0.00%

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

Purchased Credit-Impaired Loans. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. We estimated the cash flows expected to be collected at acquisition using our internal credit risk, interest rate risk, prepayment risk assumptions and a third-party valuation model, which incorporate our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.

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

In addition, subsequent to acquisition, we periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. In the current economic environment, estimates of cash flows for PCI loans require significant judgment given the impact of home price and property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Significant increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

PCI loans currently represent loans acquired from Community Capital that were deemed credit impaired. PCI loans that were classified as nonperforming loans by Community Capital are no longer classified as nonperforming because, at acquisition, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Allowance for Loan Losses. The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic conditions, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans to the 2011 Audited Financial Statements, and Note 6 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements.

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
As of June 30, 2012 and December 31, 2011, we had a net DTA in the amount of approximately $29.8 million and $31.1 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we consider it appropriate not to establish a DTA valuation allowance at either June 30, 2012 or December 31, 2011.

In evaluating whether we will realize the full benefit of our net deferred tax asset, we considered projected earnings, asset quality, liquidity, capital position (which will enable us to deploy capital to generate taxable income), growth plans, and similar factors. In addition, we considered the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance, which is called the cumulative loss test. For the year ended 2011, we incurred a loss, primarily because of the increased provision for loan losses, which resulted in the failure of the cumulative loss test. Significant negative trends in credit quality, losses from operations, and similar factors. could affect the realizability of the deferred tax asset in the future.

Further information regarding our income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 7 —Income Taxes to the Unaudited Financial Statements.

Financial Condition at June 30, 2012 and December 31, 2010

Total assets of $1.1 billion at June 30, 2012 were flat compared to December 31, 2011. During the six months, cash, interest-earning balances and Federal funds sold increased $46.7 million, or 163%, and investment securities available-for-sale increased $12.1 million, or 6%, while net loans, including loans held for sale, decreased $46.7 million, or 6%, and non-marketable equity securities decreased $3.0 million, or 36%

Total liabilities at June 30, 2012 were $924.9 million, an increase of $1.7 million, or 0.2%, over total liabilities of $923.2 million at December 31, 2011.  Total deposits decreased $4.6 million, or 0.5% and total borrowings increased $7.1 million, or 12%, during the first half of 2012.  Total borrowings included $6.9 million in Tier 2-eligible subordinated debt at June 30, 2012 and December 31, 2011, and $5.6 million and $5.4 million of Tier 1-eligible subordinated debt (after acquisition accounting fair market value adjustments) at June 30, 2012 and December 31, 2011, respectively.

Total shareholders’ equity increased $4.1 million, or 2%, during the first six months to $194.2 million at June 30, 2012. This increase resulted from net income for the six months ended June 30, 2012 of $2.4 million,  $740 thousand in accumulated other comprehensive income from unrealized securities gains, and $991 thousand of share-based compensation expense.

The following table reflects selected ratios for the Company for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2012:

Selected Ratios

	Six months ended June 30, (annualized)		Twelve months ended December 31,
	2012	2011	2011*
Return on Average Assets	0.43%	-1.95%	-1.20%

Return on Average Equity	2.50%	-6.82%	-4.69%

Period End Equity to Total Assets	17.35%	28.43%	17.07%

Investments and Other Interest-earning Assets

Investment securities increased $12.1 million, or 5.75%, to $222.2 million at June 30, 2012, from $210.1 million at December 31, 2011.  Purchases of investment securities available-for-sale were $51.7 million for the six months ended June 30, 2012.  Proceeds from the sales, calls, and maturities of investment securities available-for-sale totaled $41.4 million for the six months ended June 30, 2012, resulting in gains on the sale of securities available-for-sale of $0.5 million.  Our investment portfolio consists of U.S. government agency securities, residential mortgage-backed securities, municipal securities and other debt instruments. At the end of the second quarter, our investment portfolio had a net unrealized gain of $5.8 million compared to a $4.7 million net unrealized gain at December 31, 2011.  There were no securities with an unrealized loss deemed to be other than temporary at June 30, 2012 or December 31, 2011.

At June 30, 2012, we had $29.5 million in federal funds sold, and $29.8 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with no federal funds sold and $10.1 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2011.

Loans
We consider asset quality to be of primary importance, and we employ a formal internal loan review process to ensure adherence to lending policies as approved by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with an individual, or relationship, exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan’s structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, LTV, risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total exposure. A management-level loan committee is responsible for approving all credits with $1 million or greater in cumulative related exposure.

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

All acquisition, construction and development loans (“AC&D”), commercial and consumer, are subject to our policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Project status is reported to senior management on an ongoing basis via our monthly C&D and watch meetings. Reports generated regarding acquisition, construction and development loans include status of the project, summary of customer correspondence, site visit update when performed, review of risk grade and impairment analysis, if applicable. As of June 30, 2012, approximately 43% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our HELOC portfolio, which totals approximately $84 million as of June 30, 2012, of which approximately 61% is secured by second mortgages and approximately 39% is secured by first mortgages. All loans are assigned an internal risk grade and monitored by the credit administration function in the same fashion as commercial loans. Aside from loan committee, loan review and watch list meetings, loans are also monitored for delinquency through periodic past due meetings. As of June 30, 2012, there were two accruing delinquent HELOCs, totaling $36 thousand, in our portfolio.

At June 30, 2012, total loans were $712.5 million compared to $759.0 million at December 31, 2011.  This decline included a $53.3 million, or 15%, reduction in acquired loans to $310.1 million partially offset by an increase of $6.8 million, or 2%, in non-acquired loans to $402.4 million. The decline in acquired loans reflects higher than expected reductions in targeted CRE- investor income producing and AC&D loans, repayments resulting from the improved condition of certain borrowers in multiple loan categories and the reclassification of purchased performing loans for which a “major modification” has occurred. Such reclassifications for the first six months of 2012 totaled approximately $15 million. The increase in non-acquired loans reflects these  reclassifications, partially offset by an underlying decline in originated loans. This decline reflects both repayments resulting from the improved condition of certain borrowers and tempered new loan production as a result of our unwillingness to match certain interest rate and term structures available from competitors in our markets, primarily for CRE-owner-occupied properties. Additionally, we have successfully worked out or resolved many problem loans either through payoff or foreclosure. The pipeline of new loan opportunities is strong, particularly associated with commercial and industrial borrowers, for which we believe market conditions are currently more attractive.

Asset Quality and Allowance for Loan Losses

The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic conditions, independent loan reviews performed periodically by third parties, delinquency information, management’s internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment.

Our Allowance for Loan Losses Committee (the “Allowance Committee”) is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and Audit Committee in developing and achieving our allowance methodology and practices. We introduced certain enhancements to our allowance methodology during the fourth quarter of 2011, and further refinements were implemented during the second quarter of 2012. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 6 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements.

The following table provides a breakdown of the components of our allowance for loan losses by loan segment and its contribution to the allowance at June 30, 2012:

Allowance Allocation by Component

	Specific Reserve		Quantitative Reserve		Qualitative Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$65	0.69%	$1,044	11.07%	$72	0.76%
CRE - owner-occupied	61	0.65%	193	2.05%	143	1.52%
CRE - investor income producing	173	1.83%	967	10.25%	186	1.97%
AC&D	404	4.28%	3,241	34.37%	64	0.68%
Other commercial	-	0.00%	3	0.03%	8	0.08%
Consumer:
Residential mortgage	256	2.71%	236	2.50%	45	0.48%
Home equity lines of credit	157	1.66%	1,130	11.98%	82	0.87%
Residential construction	-	0.00%	584	6.19%	22	0.23%
Other loans to individuals	-	0.00%	30	0.32%	11	0.12%
Purchase credit-impaired	254	2.69%	-	0.00%	-	0.00%
	$1,370	14.53%	$7,428	78.76%	$633	6.71%

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

The allowance for loan losses was $9.4 million, or 1.32% of total loans at June 30, 2012, compared to $10.2 million, or 1.34% of total loans, at December 31, 2011. The reduction in total allowance dollars during the first half of 2012 reflects the overall decline in gross loans during the first half of 2012, while the decline in allowance percentage reflects management’s current expectation of continued credit quality improvement in the portfolio. Additionally, the use of historical factors in the allowance methodology resulted in reductions from December 31, 2011 in several portfolios. The allowance for loan losses related to non-acquired loans represented 2.19% of non-acquired loans at June 30, 2012, compared to 2.57% of non-acquired loans at December 31, 2011. The allowance for loan losses related to purchased performing loans represented 0.13% of purchased performing loans at June 30, 2012. There was no related allowance for loan losses at December 31, 2011. The remaining mark on the purchased performing portfolio at June 30, 2012 and December 31, 2011 was $8.4 million and $11.2 million, respectively. The need for an allowance on this portfolio is evaluated by management on a quarterly basis. Allowance for loan losses excluding acquired loans and related ratios are non-GAAP financial measures. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.   Management periodically evaluates its credit policies and procedures to confirm that they effectively manage risk and facilitate appropriate internal controls.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing TDRs, accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, decreased $1.1 million, or 3.1%, to $35.1 million at June 30, 2012 from $36.2 million at December 31, 2011.

Nonperforming assets included $131 thousand in loans past due 90 days or more and still accruing interest at June 30, 2012. These loans were secured and considered fully collectible at June 30, 2012. There were no loans past due 90 days or more and still accruing interest at December 31, 2011.  Accruing TDRs totaled $3.4 million and $4.0 million at June 30, 2012 and December 31, 2011, respectively

Nonaccrual loans were $16.7 million at June 30, 2012, an increase of $0.5 million, or 3.1%, from nonaccrual loans of $16.2 million at December 31, 2011.  At June 30, 2012, nonaccrual TDRs are included in the nonaccrual loan amounts noted and had no recorded allowance. At December 31, 2011, nonaccrual TDR loans were $6.9 million and had no recorded allowance. Accruing TDRs totaled $3.5 million and $4.0 million at June 30, 2012 and December 31, 2011, respectively.

We grade loans with a risk grade scale of 10 through 90, with grades 10 through 50 representing “pass” loans, and grades 60, 70, 80, and 90 representing “special mention,” “substandard,” “doubtful,” and “loss” credit grades, respectively. Loans are reviewed on a regular basis internally, and at least annually by an external loan review group, to ensure loans are graded appropriately. Credits are reviewed for past due trends, declining cash flows, significant decline in collateral value, weakened guarantor financial strength, management concerns, market conditions and other factors that could jeopardize the repayment performance of the loan. Documentation deficiencies including collateral perfection and outdated or inadequate financial information are also considered in grading loans.

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the loan and risk committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and selected other loans as deemed appropriate. At June 30, 2012, we maintained “watch loans” totaling $47.8 million compared to $51.2 million at December 31, 2011. Currently all loans on our watch list carry a risk grade of 5 or worse.  The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

At June 30, 2012, OREO totaled $14.7 million compared to $14.4 million at December 31, 2011. All OREO properties have been written down to their respective fair values, based on our most recent appraisals.

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

Total deposits at June 30, 2012 were $842.0 million, a decrease of $4.6 million, or 0.5%, from December 31, 2011. Demand deposits increased $16.2 million, or 11%, and represented 19% of total deposits at June 30, 2012. Money market, NOW and savings deposits decreased $1.3 million, or 0.4%, due primarily to re-pricing certain acquired deposits to enhance profitability. Non-brokered time deposits decreased $36.9 million, or 15%, also due to re-pricing certain acquired deposits to enhance profitability. Finally, brokered deposits increased $17.4 million, or 14%, reflecting the final re-funding associated with $80 million in Community Capital FHLB borrowings that were repaid in conjunction with completion of the merger. The following is a summary of deposits at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Noninterest bearing demand deposits	$158,838	$142,652
Interest-bearing demand deposits	89,042	85,081
Money market deposits	220,389	227,020
Savings	23,217	21,867
Brokered deposits	140,548	123,118
Time deposits	210,000	246,899
Total depostis	$842,034	$846,637

Total borrowings increased $7.1 million, or 12%, to $69.2 million at June 30, 2012 compared to $62.1 million at December 31, 2011, as we increased FHLB borrowings to lock in term funding at attractive rates. Borrowings currently include $5.6 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt and $6.9 million of Tier 2-eligible subordinated debt.

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$11,641	$5,359	$6,282	117.2%	$25,038	$11,013	$14,025	127.3%
Gross interest expense	1,542	1,587	(45)	-2.8%	3,219	3,285	(66)	-2.0%
Net interest income	10,099	3,772	6,327	167.7%	21,819	7,728	14,091	182.3%

Provision for loan losses	899	3,245	(2,346)	-72.3%	1,022	7,707	(6,685)	-86.7%

Noninterest income	2,592	44	2,548	5790.9%	4,546	116	4,430	3819.0%
Noninterest expense	10,863	5,474	5,389	98.4%	21,866	9,708	12,158	125.2%
Net income (loss) before taxes	929	(4,903)	5,832	-118.9%	3,477	(9,571)	13,048	-136.3%

Income tax expense (benefit)	251	(1,789)	2,040	-114.0%	1,076	(3,570)	4,646	-130.1%

Net income (loss)	$678	$(3,114)	$3,792	-121.8%	$2,401	$(6,001)	$8,402	-140.0%

Net Income (Loss). Net income for the three months ended June 30, 2012 was $678 thousand compared to a net loss of $3.1 million for the same period in 2011. Net income for the six months ended June 30, 2012 was $2.4 million compared to a net loss of $6.0 million for the same period in 2011. The increase in net income in both the three- and six-month periods were the result of the inclusion of Community Capital operations, the reduction in the provision for loan losses and the accelerated income associated with the acquired loan portfolio.

Annualized return on average assets increased during the six-month period ended June 30, 2012 to 0.43% from (1.95)% for the same period in 2011. Annualized return on average equity also increased from (6.82)% for the six-month period ended June 30, 2011 to 2.50% for the same period in 2012.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $10.1 million for the three-month period ended June 30, 2012 from $3.8 million for the same period in 2011. During the six-month period ended June 30, 2012, net interest income was $21.8 million as compared to $7.7 million in 2011, an increase of $14.1 million, or 182%. These increases reflect the inclusion of Community Capital in the first half of 2012.

Net interest income for the three-month and six-month periods ended June 30, 2012 also includes $0.2 million and $1.7 million, respectively, of accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. This accelerated accretion, which was not anticipated, resulted from a combination of (i) borrowers repaying loans faster than required by their contractual terms; and (ii) customer-driven restructuring related to loan rates and/or terms which effectively result in a new loan under the contractual cash flow method of accounting. In both instances, the remaining acquisition accounting fair value marks associated with the loan are fully accreted into interest income.

Total average interest-earning assets increased by $430.4 million, or 74%, to $1.0 billion for the three months ended June 30, 2012 from $582.2 million for the same period in the previous year. Total average interest-earning assets increased by $426.8 million, or 73%, to $1.0 billion for the six months ended June 30, 2012 from $586.3 million for the same period in the previous year. These increases were driven primarily by the addition of Community Capital assets following the merger on November 1, 2011.

Average balances of total interest-bearing liabilities increased in the three-month period ended June 30, 2012, with average total interest-bearing deposit balances increasing by $313.7 million, or 83%, to $689.8 million from $376.1 million for the same period in 2011. Average brokered deposits increased by $48.0 million from the corresponding period in 2011. Total average balances of total interest-bearing liabilities increased in the first six months of 2012, with average total interest-bearing deposit balances increasing by $327.8 million, or 89%, to $698.0 million from $370.2 million for the same period in 2011. Average brokered deposits increased by $45.8 million from the corresponding period in 2011. These increases are a result of the addition of Community Capital.

Our net interest margin increased from 2.60% in the three-month period ended June 30, 2011 to 4.01% in the corresponding period in 2012, and increased from 2.66% in the six-month period ended June 30, 2011 to 4.34% in the corresponding period in 2012. The increase in net interest margin reflects the inclusion of higher rate loans acquired in the Community Capital merger, the accretion from credit and interest rate marks associated with acquisition accounting adjustments, and reduced funding costs due, primarily, to lower pricing on interest bearing deposits.

Our net interest margin, excluding the accelerated accretion discussed above, was 3.93%, for the three-month period ended June 30, 2012 and 4.00%, for the six-month period ended June 30, 2012. Net interest margin excluding accelerated accretion is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following tables summarize net interest income and average yields and rates paid for the periods indicated (dollars in thousands):

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$729,156	$10,416	5.75%	$385,893	$4,450	4.63%
Federal funds sold	26,438	15	0.23%	56,611	33	0.23%
Taxable investment securities	217,118	996	1.83%	119,410	684	2.27%
Tax-exempt investment securities	17,693	186	4.21%	15,988	181	4.48%
Other interest-earning assets	22,174	28	0.51%	4,252	11	1.04%
Total interest-earning assets	1,012,579	11,641	4.62%	582,154	5,359	3.69%
Allowance for loan losses	(9,134)			(11,684)
Cash and due from banks	15,025			29,415
Premises and equipment	24,470			4,705
Other assets	84,111			17,689
Total assets	$1,127,051			$622,279
Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$83,923	$50	0.24%	$11,968	$4	0.13%
Savings and money market	240,366	282	0.47%	95,548	172	0.72%
Time deposits - core	217,963	345	0.64%	169,072	644	1.53%
Time deposits - brokered	147,558	375	1.02%	99,553	436	1.76%
Total interest-bearing deposits	689,810	1,052	0.61%	376,141	1,256	1.34%
Federal Home Loan Bank advances	55,000	148	1.08%	20,000	141	2.83%
Other borrowings	13,685	342	10.05%	8,376	190	9.10%
Total borrowed funds	68,685	490	2.87%	28,376	331	4.68%
Total interest-bearing liabilities	758,495	1,542	0.82%	404,517	1,587	1.57%
Net interest rate spread		10,099	3.81%		3,772	2.12%
Noninterest-bearing demand deposits	160,761			39,711
Other liabilities	13,439			2,985
Shareholders' equity	194,356			175,066
Total liabilities and shareholders' equity	$1,127,051			$622,279
Net interest margin
			4.01%			2.60%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields  for the three months June 30, 2012 include accretion from acquisition accounting adjustments associated with acquired loans.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Interest-earning assets:
Loans, including fees (1)(2)	$737,794	$22,524	6.14%	$391,449	$9,208	4.74%
Federal funds sold	19,777	23	0.23%	54,679	63	0.23%
Taxable investment securities	220,047	2,081	1.89%	119,408	1,365	2.29%
Tax-exempt investment securities	17,759	372	4.19%	15,346	352	4.59%
Other interest-earning assets	17,746	38	0.43%	5,431	25	0.93%
Total interest-earning assets	1,013,123	25,038	4.97%	586,313	11,013	3.79%
Allowance for loan losses	(9,484)			(12,012)
Cash and due from banks	15,563			19,014
Premises and equipment	24,489			4,590
Other assets	85,286			16,740
Total assets	$1,128,977			$614,645
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$81,244	$96	0.24%	$11,213	$7	0.13%
Savings and money market	243,549	563	0.46%	82,706	310	0.76%
Time deposits - core	226,809	768	0.68%	175,702	1,383	1.59%
Time deposits - brokered	146,405	773	1.06%	100,618	923	1.85%
Total interest-bearing deposits	698,007	2,200	0.63%	370,239	2,623	1.43%
Federal Home Loan Bank advances	56,648	309	1.10%	20,000	282	2.84%
Other borrowings	14,275	710	10.00%	8,203	380	9.34%
Total borrowed funds	70,923	1,019	2.89%	28,203	662	4.73%
Total interest-bearing liabilities	768,930	3,219	0.84%	398,442	3,285	1.66%
Net interest rate spread		21,819	4.13%		7,728	2.13%
Noninterest-bearing demand deposits	152,763			38,387
Other liabilities	13,944			1,781
Shareholders' equity	193,340			176,035
Total liabilities and shareholders' equity	$1,128,977			$614,645
Net interest margin
			4.34%			2.66%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields  for the six months June 30, 2012 include accretion from acquisition accounting adjustments associated with acquired loans.

Provision for Loan Losses. Our provision for loan losses decreased $2.3 million, or 72.3%, to $0.9 million during the three months ended June 30, 2012, from $3.2 million during the corresponding period in 2011 and $6.7 million, or 86.7%, to $1.0 million during the six months ended June 30, 2012, from $7.7 million during the corresponding period in 2012. The decrease in the provision, in all periods presented, is a result of both a reduction in outstanding loans and improvement in the quality of our loans. Included in the provision for loan losses for the three and six months ended June 30, 2012 was $0.3 million in allowance associated with a specific PCI pool.  We had $1.0 million in net charge-offs during the three months ended June 30, 2012 compared to $3.7 million during the corresponding period in 2011. Year-to-date net charge-offs were $1.7 million compared to $8.9 million during the first six months of 2011.  The portion of charge-offs attributable to acquired loans for the three and six months ended June 30, 2012 were $0.4 million and $0.5 million, respectively.

Noninterest Income. Noninterest income has not historically been a major component of our earnings. However, as a result of the merger with Community Capital, noninterest income increased $2.5 million to $2.6 million for the three months ended June 30, 2012 from $44 thousand for the three months ended June 30, 2011.  The increase includes (i) a $ 274 thousand increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; (ii) $555 thousand in income from fiduciary activities associated with new asset management, investment brokerage and trust services; and (iii) $540 thousand in gain on sale of loans associated with new mortgage brokerage activities.  In addition, in the third quarter of 2011, we purchased $8 million of bank-owned life insurance to partially fund the cost of employer-provided benefits and we acquired an additional $18.1 million of bank-owned life insurance through the merger with Community Capital. Income from bank-owned life insurance was $260 thousand for the three months ended June 30, 2012.  Additionally, we recognized $489 thousand in gains on sales of available-for-sale securities during the three months ended June 30, 2012.  Noninterest income for the three months ended June 30, 2011 consisted primarily of $25 thousand in service charges on deposit accounts, $1 thousand in gains on sale of securities available-for-sale, and $18 thousand in other interest income.

Noninterest income increased $4.4 million for the six months ended June 30, 2012 to $4.5 million, from $116 thousand for the six months ended June 30, 2011.  The increase includes (i) a $561 thousand increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; (ii) $1.1 million in income from fiduciary activities associated with new asset management, investment brokerage and trust services; and (iii) $1.0 million in gains on sale of loans associated with new mortgage brokerage activities.  Income from bank-owned life insurance was $519 thousand for the six months ended June 30, 2012.  Gains on sale of securities available-for-sale were $489 thousand for the six months ended June 30, 2012 and other noninterest income was $665 thousand for the six-month period.  Noninterest income was $116 thousand for the six months ended June 30, 2011 and consisted of $51 thousand in service charges on deposit accounts, $20 thousand in gains on sale of securities available-for-sale, and $45 thousand in other noninterest income.

Noninterest Income

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change		2012	2011	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Service charges on deposit accounts	$299	$25	$274	1096.0%	$612	$51	$561	1100.0%
Income from fiduciary activities	555	-	555	100.0%	1,095	-	1,095	100.0%
Commissions from sales of mutual funds	106	-	106	100.0%	165	-	165	100.0%
Gain on sale of securities available for sale	489	1	488	48800.0%	489	20	469	2345.0%
Mortgage banking income	540	-	540	100.0%	1,001	-	1,001	100.0%
Income from bank-owned life insurance	260	-	260	100.0%	519	-	519	100.0%
Other noninterest income	343	18	325	1805.6%	665	45	620	1377.8%

Total noninterest income	$2,592	$44	$2,548	5790.9%	$4,546	$116	$4,430	3819.0%

Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $10.9 million for the three months ended June 30, 2012, an increase of 98.4% from $5.5 million for the corresponding period in 2011, primarily due to the inclusion of results from Community Capital and increased personnel expenses related to our change in business plan.  Also included in noninterest expense are merger-related expenses of $434 thousand and $632 thousand for the three months ended June 30, 2012 and 2011, respectively.

Total noninterest expense was $21.9 million for the six months ended June 30, 2012, an increase of $12.2 million or 125.2%, compared to $9.7 million for the same period in 2011. Merger-related expenses totaled $1.4 million and $707 thousand for the six months ended June 30, 2012 and 2011, respectively.

  The following table presents components of noninterest expense for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

Noninterest Expense

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change		2012	2011	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$5,882	$2,975	$2,907	97.7%	$12,005	$5,482	$6,523	119.0%
Occupancy and equipment	860	301	559	185.7%	1,680	557	1,123	201.6%
Advertising and promotion	108	87	21	24.1%	269	125	144	115.2%
Legal and professional fees	603	1,205	(602)	-50.0%	915	1,512	(597)	-39.5%
Deposit charges and FDIC insurance	270	196	74	37.8%	560	483	77	15.9%
Data processing and outside service fees	752	128	624	487.5%	2,101	251	1,850	737.1%
Communication fees	196	36	160	444.4%	429	62	367	591.9%
Postage and supplies	125	47	78	166.0%	321	86	235	273.3%
Core deposit intangible amortization	102	-	102	100.0%	204	-	204	100.0%
Net cost of operation of other real estate owned	809	93	716	769.9%	1,331	328	1,003	305.8%
Loan and collection expense	295	110	185	168.2%	539	195	344	176.4%
Other noninterest expense	861	296	565	190.9%	1,512	627	885	141.1%

Total noninterest expense	$10,863	$5,474	$5,389	98.4%	$21,866	$9,708	$12,158	125.2%

Salaries and employee benefits expenses increased $2.9 million, or 97.7%, to $5.9 million in the second quarter of 2012, compared to $3.0 million in the comparable period of 2011.  The increase is primarily due to the merger with Community Capital and due to an increase in compensation and related benefits for the expanded management team and other added personnel.  Salaries and employee benefits expenses increased $6.5 million, or 119%, to $12.0 million for the six months ended June 30, 2012 from $5.5 million for the six months ended June 30, 2011.  Compensation expense for share-based compensation plans was $508 thousand in the second quarter of 2012 compared to $523 thousand in the comparable period of 2011.  Compensation expense for the share-based compensation plans was $991 thousand for the six months ended June 30, 2012, compared to $969 thousand for the six months ended June 30, 2011.

Occupancy and equipment expenses increased $559 thousand, or 185.7%, to $860 thousand in the second quarter of 2012, compared to $301 thousand in the comparable period of 2011.  The increase is primarily due to the opening of de novo offices during 2011 to support of our organic growth initiatives as well as the acquisition of property in connection with the merger with Community Capital.  Occupancy and equipment expenses increased $1.1 million, or 201.6%, to $1.7 million for the six months ended June 30, 2012, compared to $557 thousand for the six months ended June 30, 2011.

Legal and professional fees decreased $602 thousand, or 50.0%, to $603 thousand in the second quarter of 2012, compared to $1.2 million in the comparable period of 2011.  The decrease is primarily due to fees paid in 2011 associated with the Company becoming a public entity.  Legal and professional fees decreased $597 thousand, or 39.5% to $915 thousand for the six months ended June 30, 2012, compared to $1.5 million for the six months ended June 30, 2011.

Data processing and outside service fees increased $624 thousand, or 487.5%, to $752 thousand in the second quarter of 2012 compared to $128 thousand in the comparable period of 2011.  The increase in primarily is due to the inclusion of expenses from Community Capital.  Data processing and outside service fees increased $1.9 million, or 737.1% to $2.1 million for the six months ended June 30, 2012, compared to $251 thousand for the six months ended June 30, 2011.  Included in the 2012 increase is $676 thousand in merger-related fees associated with the termination fee for the legacy Community Capital core system conversion.

Net cost of operation of other real estate increased $716 thousand, or 769.9%, to $809 thousand in the second quarter of 2012 compared to $93 thousand in the comparable period of 2011.  For the six months ended June 30, 2012, net cost of operation of other real estate increased $1.0 million, or 305.8% to $1.3 million, from $328 thousand for the six months ended June 30, 2011.  Loan collection expense increased $185 thousand, or 168.2%, to $295 thousand in the second quarter of 2012 compared to $110 thousand in the comparable period of 2011.  For the six months ended June 30, 2012, loan collection expense increased $344 thousand, or 176.4%, to $539 thousand, from $195 thousand for the six months ended June 30, 2011.  The increase in both categories resulted from the economic downturn and its effect on our asset quality.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended June 30, 2012, we recognized income tax expense of $0.7 million compared to an income tax benefit of $1.8 million for the same period in 2011. For the six months ended June 30, 2012, we recognized income tax expense of $1.1 million compared to an income tax benefit of $3.6 million for the same period in 2011. The effective tax rate for the six months ended June 30, 2012 is 30.95% compared to 37.30% for the same period in 2011. The change in the effective tax rate was due to the amount of tax-exempt income relative to the size of pre-tax income. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

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

Our internal liquidity ratio (total liquid assets, cash and cash equivalents, divided by deposits and short-term liabilities) at June 30, 2012 was 32.4% compared to 28.8% at December 31, 2011. Both ratios exceeded our minimum internal target of 10%. In addition, at June 30, 2012, we had $94.2 million of credit available from the FHLB, $69.0 million from the Federal Reserve Discount Window, and available lines totaling $85.0 million from correspondent banks.

At June 30, 2012, we had $136.3 million of pre-approved but unused lines of credit, $3.1 million of standby letters of credit and $1.3 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on June 30, 2012 was $194.2 million compared to the December 31, 2011 balance of $190.1 million. The $4.1 million increase was the result of net income for the six months ended June 30, 2012 of $2.4 million, $740 thousand in accumulated other comprehensive income from unrealized securities gains and $969 thousand of share-based compensation expense.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At June 30, 2012, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of Federal regulatory requirements.

			Regulatory Minimums
			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions

	June 30, 2012	December 31, 2011	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$162,189	$160,122
Tier 2 capital	16,326	17,049

Total capital	$178,516	$177,171

Risk-adjusted average assets	$768,935	$819,762

Average assets	$1,087,101	$901,067

Risk-based capital ratios
Tier 1 capital	21.09%	19.53%	4.00%	6.00%
Total capital	23.22%	21.61%	8.00%	10.00%
Tier 1 leverage ratio	14.92%	17.77%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$106,732	$100,147
Tier 2 capital	16,326	16,998

Total capital	$123,058	$117,145

Risk-adjusted average assets	$758,788	$808,163

Average assets	$1,032,493	$646,846

Risk-based capital ratios
Tier 1 capital	14.07%	12.39%	4.00%	6.00%
Total capital	16.22%	14.50%	8.00%	10.00%
Tier 1 leverage ratio	10.34%	15.48%	4.00%	5.00%

The Bank has committed to its regulators to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the Public Offering.

In June 2012, the Federal Reserve Board, the FDIC and the Officer of the Comptroller of the Currency each issued Notices of Proposed Rulemaking (the “Proposals”) for three sets of capital rules that would revise the general risk-based capital rules to make them consistent with heightened international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  While Basel III proposed a capital regime intended only for large internationally active banks, the Proposals extend the proposed capital standards to all U.S. banks, as well as to all bank holding companies with $500 million or in consolidated assets, including the Company and the Bank. The Proposals are subject to comment through September 7, 2012.

Certain requirements of the Proposals would establish more restrictive capital definitions, higher risk-weightings for certain assets classes, capital buffers and higher minimum capital ratios.  Under the Proposals, the proposed new minimum capital requirements applicable to the Company and the Bank would be: (i) common equity Tier 1 capital to total risk-weighted assets of 4.5%; (ii) Tier 1 capital to total risk-weighted assets of 6%; (iii) Total capital to total risk-weighted assets of 8%; and (iv) Tier 1 capital to adjusted average total assets (leverage ratio) of 4%. The Proposals would refine the definition of what constitutes “capital” for purposes of these ratios. The Proposals would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, on a fully phased-in basis, which must consist entirely of common equity Tier 1 capital. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

If adopted as proposed, the rules would be effective as of January 1, 2013, although full compliance with most aspects would not be required until January 1, 2019. Transition periods apply in several areas of the Proposals, including the gradual phase-out of certain non-qualifying capital instruments like trust preferred securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 14 of the 2011 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, we were not involved in any unconsolidated SPE transactions.

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

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 30.0% over the next twelve months. We currently operate well within these guidelines. However, the current interest rate environment creates an unusual scenario; specifically, our earnings may be negatively impacted by either a significant increase or decrease in short-term interest rates. As of June 30, 2012, based on the results of this simulation model, we could expect net interest income to decrease by approximately 3.7% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. Concurrently, if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 8.8% over twelve months given that we are currently in a slight liability-sensitive position. At December 31, 2011, the simulation model results showed that we could expect net interest income to decrease by approximately 4.4% over twelve months if short-term interest rates immediately decreased by 300 basis points, and if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 8.5% over twelve months.

We use multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. In May 2011, our interest rate swap that was accounted for as a cash flow hedge terminated. The swap had a notional amount of $40 million that was purchased on May 16, 2008 to protect us from falling rates. We received a fixed rate of 6.22% for a period of three years, and paid the prime rate for the same period. During the three and six months ended June 30, 2011, we recorded $0.1 million and $0.3 million, respectively, of income from this instrument.

As of June 30, 2012, we maintained six loan swaps accounted for as fair value hedges. The aggregate original notional amount of these swaps was $13.6 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. During the three month period ended June 30, 2012, one of our loan swaps was unwound due to the refinancing of the related loan. The unwind fee was part of the loan refinancing and therefore there was no impact to our results for the three or six months ended June 30, 2012. These derivative instruments are carried at a fair market value of $(559) thousand and $(645) thousand at June 30, 2012 and December 31, 2011, respectively. We recorded interest expense on these loan swaps of $0.1 million and $0.2 million in each of the three and six months ended June 30, 2012, and $0.2 million and $0.3 million in each of the three and six months ended June 30, 2011.

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

See Note 15 – Derivative Financial Instruments and Hedging Activities of the 2011 Audited Financial Statements and Note 9 – Derivative Financial Instruments and Hedging Activities of the Unaudited Financial Statements for further discussion on our derivative financial instruments and hedging activities.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At June 30, 2012, our cumulative one year gap was $(66.4) million, or -5.9% of total assets, indicating a net liability-sensitive position that is well within the policy guideline set by the Committee of 35%. Our cumulative one year gap at December 31, 2011 was $(20.0) million, or -3.2% of total assets.

The following table reflects our rate sensitive assets and liabilities by maturity as of June 30, 2012. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
	Months	One Year	Years	Five Years	Total
	(Dollars in thousands)
At June 30, 2012:
Interest-earning assets:
Interest-bearing deposits	$29,795	$-	$-	$-	$29,795
Federal funds sold	29,455	-	-	-	29,455
Securities	10,591	29,058	102,447	80,125	222,221
Loans	310,956	148,166	219,997	38,718	717,837
Total interest-earning assets	380,797	177,224	322,444	118,843	999,308

Interest-bearing liabilities:
Demand deposits	69,186	-	11,347	8,511	89,044
MMDA and savings	243,605	-	-	-	243,605
Time deposits	78,362	197,094	67,929	7,162	350,547
Short term borrowings	1,678	-	-	-	1,678
Long term borrowings	40,599	-	20,000	6,895	67,494
Total interest-bearing liabilities	433,430	197,094	99,276	22,568	752,368

Derivatives	13,186	(7,036)	(6,150)	-	-

Interest sensitivity gap	$(39,447)	$(26,906)	$217,018	$96,275	$246,940
Cumulative interest sensitivity gap	$(39,447)	$(66,353)	$150,665	$246,940

Percentage of total assets		-5.93%

At December 31, 2011:
Interest-earning assets:
Interest-bearing deposits	$10,115	$-	$-	$-	$10,115
Federal funds sold	-	-	-	-	-
Securities	9,168	29,032	98,812	73,134	210,146
Loans	347,007	167,849	234,756	9,435	759,047
Total interest-earning assets	366,290	196,881	333,568	82,569	979,308

Interest-bearing liabilities:
Demand deposits	3,846	-	8,789	5,904	18,539
MMDA and savings	315,429	-	-	-	315,429
Time deposits	80,425	185,114	104,454	24	370,017
Short term borrowings	9,765	-	-	-	9,765
Long term borrowings	-	5,401	40,000	6,895	52,296
Total interest-bearing liabilities	409,465	190,515	153,243	12,823	766,046

Derivatives	16,834	-	(13,238)	(3,596)	-

Interest sensitivity gap	$(26,341)	$6,366	$167,087	$66,150	$213,262
Cumulative interest sensitivity gap	$(26,341)	$(19,975)	$147,112	$213,262

Percentage of total assets		-3.24%

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 6, 2012, a putative stockholder class action lawsuit was filed against Citizens South, Citizens South’s directors and the Company in the Delaware Court of Chancery in connection with the merger agreement: Heath v. Kim S. Price, et al., C.A. No. 7601-VCP (Court of Chancery of the State of Delaware). The lawsuit asserts that the members of the Citizens South board of directors breached their fiduciary duties owed to Citizens South stockholders in connection with the approval of the proposed merger with the Company and that Citizens South and the Company aided and abetted the alleged breaches of fiduciary duty. On August 6, 2012, an amended complaint was filed adding an allegation that the members of the Citizens South board of directors breached their fiduciary duties of disclosure. The Company believes this lawsuit is without merit.

Item 1A   Risk Factors

In June 2012, the federal banking regulatory agencies proposed new capital rules that would apply to the Company. In addition, as previously discussed in this report, on May 13, 2012, the Company and Citizens South entered into an Agreement and Plan of Merger, pursuant to which Citizens South will be merged with and into the Company, with the Company as the surviving entity. The merger remains subject to various conditions, including the approval by the Company’s shareholders and Citizens South’s stockholders and the receipt of customary bank regulatory approvals. In addition, the Company’s obligation to complete the merger is conditioned on the FDIC’s consent to the assignment of certain existing FDIC loss-share agreements to which Citizens South is a party. The following risk factors are being provided in addition to the risk factors previously disclosed in the 2011 Form 10-K.

The new capital rules proposed in June 2012 by the federal banking regulatory agencies to implement the Basel III capital guidelines may adversely affect the Company’s capital adequacy and the costs of conducting its business.

In June 2012, the federal banking regulatory agencies, including the Federal Reserve Board and the FDIC, each issued three Notices of Proposed Rulemaking (the “Proposals”) that would revise and replace the agencies’ current capital rules to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. While Basel III proposed a capital regime intended only for large internationally active banks, the Proposals extend the proposed capital standards to all U.S. banks, as well as to all bank holding companies with $500 million or in consolidated assets, including the Company and the Bank. Certain requirements of the Proposals would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The Proposals could have far reaching effects on our capital and the amount of capital required to support our business and therefore may adversely affect our results of operations and financial condition.

We expect to incur significant transaction and merger-related integration costs in connection with the merger with Citizens South and, even if completed, we may not realize all of the anticipated benefits of the merger.

We expect to incur significant costs associated with completing the Citizen South merger and integrating the operations of the two companies. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts will also divert management attention and resources. Additionally, if we are not able to merge Citizens South Bank with and into Park Sterling Bank following the completion of the merger, they would be subject to separate examination by their respective primary regulators and we would incur increased regulatory and compliance costs. Accordingly, we may fail to realize some of the anticipated benefits and cost savings from the merger, or the benefits and savings make take longer to be realized than expected, which could adversely impact our financial condition and results of operations. Although we believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Additionally, in the event the merger is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the merger, including the payment of certain fees and costs relating to the merger, such as legal, accounting, financial advisor and printing fees, the potential decline in the market price of our common stock, the risk that we may not find another party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms set forth in the merger agreement and the loss of time and resources.

The Citizens South merger will not be completed unless important conditions to the merger are satisfied.

Completion of the Citizens South merger is subject to certain conditions set forth in the merger agreement, including regulatory approvals and approval of the shareholders of the Company and Citizens South. In addition, the Company’s obligation to complete the merger is conditioned on the FDIC’s consent to the assignment of certain existing FDIC loss-share agreements to which Citizens South is a party. If these conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the merger will not occur or will be delayed and we could lose some or all of the intended benefits of the merger. We may not receive the applicable regulatory or shareholder approvals, or governmental authorities may impose conditions upon the completion of the merger or require changes in the terms of the merger. These conditions or changes could result in the termination of the merger agreement or could have the effect of delaying the completion of the merger or imposing additional costs or limiting the possible revenues of the combined company. The Company is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that, in the aggregate, would reasonably be expected to have a material adverse effect on Citizens South or the Company.

Sales of substantial amounts of common stock in the open market by former Citizens South stockholders could depress the stock price.

Shares of the Company’s common stock that are issued to stockholders of Citizens South will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, except for shares issued to any stockholder who may be deemed to be an affiliate of the Company.  We currently expect to issue approximately 11,919,746 shares of the Company’s common stock in connection with the merger. If the merger is completed and if Citizens South’s stockholders sell substantial amounts of Park Sterling common stock in the public market following completion of the merger, the market price of our common stock may decrease. These sales might also make it more difficult for the Company to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

If the Citizens South merger is not completed, the trading price of the Company’s common stock could decline.

If the merger is not completed, the Company may be subject to a number of material risks, including that the price of the common stock may decline to the extent that the current market price reflects an assumption that the merger will be completed.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company did not have any unregistered sales of equity securities or repurchases of its common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated as of May 13, 2012 by and between Park Sterling Corporation and Citizens South Banking Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 17, 2012

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: August 9, 2012	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: August 9, 2012	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated as of May 13, 2012 by and between Park Sterling Corporation and Citizens South Banking Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 17, 2012

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934