Form 10-Q
period 2012-09-30
Park Sterling Corp
filed 2012-11-09
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

(704) 716-2134

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 2, 2012, the registrant had outstanding 44,573,853 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

Table of Contents

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2012 and December 31, 2011	2

	Condensed Consolidated Statements of Income (Loss)
	Three and Nine Months Ended September 30, 2012 and 2011	3

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three and Nine Months Ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity
	Nine Months Ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67

Item 4.	Controls and Procedures	67

Part II.	Other Information

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68

Item 6.	Exhibits	68

PARK STERLING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30, 2012	December 31, 2011 *

ASSETS

Cash and due from banks	$47,115	$18,426
Interest-earning balances at banks	37,256	10,115
Federal funds sold	22,165	-
Investment securities available-for-sale, at fair value	186,802	210,146
Nonmarketable equity securities	4,599	8,510
Loans held for sale	6,095	6,254
Loans	708,283	759,047
Allowance for loan losses	(9,207)	(10,154)
Net loans	699,076	748,893

Premises and equipment, net	26,729	24,515
Accrued interest receivable	2,023	3,216
Other real estate owned	13,028	14,403
Bank-owned life insurance	26,945	26,223
Goodwill	622	428
Core deposit intangible	3,715	4,022
Deferred tax asset	29,068	31,131
Other assets	4,950	6,940

Total assets	$1,110,188	$1,113,222

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$165,899	$142,652
Interest-bearing	665,776	703,985
Total deposits	831,675	846,637

Short-term borrowings	1,135	9,765
FHLB advances	55,000	40,000
Subordinated debt	12,592	12,296
Accrued interest payable	220	1,561
Accrued expenses and other liabilities	13,762	12,909
Total liabilities	914,384	923,168

Shareholders' equity:
Preferred stock, no par value 5,000,000 shares authorized; -0- issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $1.00 par value 200,000,000 shares authorized at September 30, 2012 and December 31, 2011; 32,706,627 and 32,643,627 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	32,707	32,644
Additional paid-in capital	173,826	172,390
Accumulated deficit	(14,839)	(17,860)
Accumulated other comprehensive income	4,110	2,880
Total shareholders' equity	195,804	190,054

Total liabilities and shareholders' equity	$1,110,188	$1,113,222

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Interest income
Loans, including fees	$10,346	$4,283	$32,873	$13,491
Federal funds sold	16	22	38	85
Taxable investment securities	826	677	2,814	2,035
Tax-exempt investment securities	187	181	559	533
Interest on deposits at banks	56	48	187	80
Total interest income	11,431	5,211	36,471	16,224

Interest expense
Money market, NOW and savings deposits	339	158	981	475
Time deposits	632	868	2,191	3,174
Short-term borrowings	-	1	3	2
FHLB advances	149	140	457	422
Subordinated debt	340	190	1,047	569
Total interest expense	1,460	1,357	4,679	4,642
Net interest income	9,971	3,854	31,792	11,582

Provision for loan losses	7	568	1,029	8,275
Net interest income after provision for loan losses	9,964	3,286	30,763	3,307

Noninterest income
Service charges on deposit accounts	324	23	935	74
Income from fiduciary activities	605	-	1,700	-
Commissions and fees from investment brokerage	61	-	226	-
Gain on sale of securities available for sale	989	-	1,478	20
Mortgage banking income	662	-	1,663	-
Income from bank-owned life insurance	294	52	813	52
Other noninterest income	383	30	986	68
Total noninterest income	3,318	105	7,801	214

Noninterest expense
Salaries and employee benefits	6,297	3,051	18,303	8,533
Occupancy and equipment	928	388	2,712	971
Advertising and promotion	144	115	413	240
Legal and professional fees	1,198	721	2,113	2,233
Deposit charges and FDIC insurance	261	129	777	603
Data processing and outside service fees	784	123	2,772	347
Communication fees	198	51	626	113
Postage and supplies	110	58	431	144
Core deposit intangible amortization	102	-	307	-
Net cost of operation of other real estate owned	964	101	2,295	429
Loan and collection expense	434	180	974	375
Other noninterest expense	783	293	2,285	923
Total noninterest expense	12,203	5,210	34,008	14,911

Income (loss) before income taxes	1,079	(1,819)	4,556	(11,390)

Income tax expense (benefit)	459	(443)	1,535	(4,013)

Net income (loss)	$620	$(1,376)	$3,021	$(7,377)

Basic earnings (loss) per common share	$0.02	$(0.05)	$0.09	$(0.26)

Diluted earnings (loss) per common share	$0.02	$(0.05)	$0.09	$(0.26)

Weighted-average common shares outstanding
Basic	32,138,367	28,051,098	32,111,466	28,051,098
Diluted	32,138,554	28,051,098	32,111,527	28,051,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Unrealized holding gains on available-for-sale securities	1,773	3,141	3,366	6,084
Tax effect	(665)	(1,210)	(1,173)	(2,344)
Reclassification of gain recognized in net income	(989)	-	(1,478)	(20)
Tax effect	371	-	515	8
	490	1,931	1,230	3,728

Unrealized holding loss on swaps	-	-	-	(458)
Tax effect	-	-	-	176
	-	-	-	(282)

Total other comprehensive income (loss)	490	1,931	1,230	3,446
		.		.
Total comprehensive income (loss)	$1,110	$555	$4,251	$(3,931)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2010	28,051,098	$28,051	$159,489	$(9,501)	$(938)	$177,101

Issuance of restricted stock grants	568,260	568	(568)	-	-	-

Share-based compensation expense	-	-	1,447	-	-	1,447

Comprehensive income (loss):
Net loss	-	-	-	(7,377)	-	(7,377)

Other comprehensive income	-	-	-	-	3,446	3,446

Total comprehensive income (loss)	-	-	-	-	-	(3,931)

Balance at September 30, 2011	28,619,358	$28,619	$160,368	$(16,878)	$2,508	$174,617

Balance at December 31, 2011	32,643,627	$32,644	$172,390	$(17,860)	$2,880	$190,054

Issuance of restricted stock grants	63,000	63	(63)	-	-	-

Share-based compensation expense	-	-	1,499	-	-	1,499

Comprehensive income:
Net income	-	-	-	3,021	-	3,021

Other comprehensive income	-	-	-	-	1,230	1,230

Total comprehensive income	-	-	-	-	-	4,251

Balance at September 30, 2012	32,706,627	$32,707	$173,826	$(14,839)	$4,110	$195,804

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$3,021	$(7,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on acquired loans	(4,549)	-
Net amortization on investments	895	761
Other depreciation and amortization	1,309	460
Provision for loan losses	1,029	8,275
Share-based compensation expense	1,499	1,447
Deferred income taxes	1,405	(4,062)
Net gains on sales of investment securities available-for-sale	(1,478)	(20)
Net gains on sales of other real estate	(109)	(59)
Net losses on sales of premises and equipment	78	-
Writedowns on other real estate owned	1,797	374
Income from bank-owned life insurance	(813)	(52)
Proceeds from loans held for sale	47,409	-
Disbursements for loans held for sale	(47,250)	-
Change in assets and liabilities:
Decrease in accrued interest receivable	1,193	199
Decrease in other assets	2,604	1,433
Decrease in accrued interest payable	(1,341)	(181)
Increase in accrued expenses and other liabilities	1,149	1,559
Net cash provided by operating activities	7,848	2,757

Cash flows from investing activities
Net decrease in loans	45,156	12,978
Purchases of premises and equipment	(3,414)	(1,168)
Proceeds from sales of premises and equipment	120	-
Purchases of investment securities available-for-sale	(51,719)	(46,940)
Proceeds from sales of investment securities available-for-sale	46,367	24,316
Proceeds from maturities and call of investment securities available-for-sale	31,167	37,871
Proceeds from sale of other real estate	7,151	2,104
Net sales (purchases) of nonmarketable equity securities	3,911	(8,109)
Net cash provided by investing activities	78,739	21,052

Cash flows from financing activities
Net decrease in deposits	(14,962)	(32,828)
Net increase in FHLB advances	15,000	-
Increase (decrease) in short-term borrowings	(8,630)	209
Net cash used by financing activities	(8,592)	(32,619)

Net increase (decrease) in cash and cash equivalents	77,995	(8,810)

Cash and cash equivalents, beginning	28,541	65,378

Cash and cash equivalents, ending	$106,536	$56,568

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,020	$4,823
Cash paid for income taxes	94	-

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,230	$3,728
Change in unrealized loss on swap, net of tax	-	(282)
Loans transferred to other real estate owned	7,464	6,864

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

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company's audited consolidated financial statements and accompanying footnotes (the “2011 Audited Financial Statements”) included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012 (the “2011 Form 10-K”).

In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three- and nine-months ended September 30, 2012 and 2011. Operating results for the three- or nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

Note 2 - Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board (“FASB”) does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The Update also reflects the FASB's consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The required disclosures are included in the accompanying unaudited condensed consolidated financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Statements of comprehensive income are included in the accompanying unaudited condensed consolidated financial statements.

ASU 2012-06: Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The amendments in this Update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. Management is currently assessing the impact of the ASU on its consolidated financial statements.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill of $622 thousand was generated in connection with the Community Capital acquisition, all of which is expected to be deductible for income tax purposes. As a result of refinements to the fair value mark on loans and other liabilities subsequent to December 31, 2011, and an adjustment of $3 thousand related to overpayments associated with the payment of cash for fractional shares in the merger, goodwill as indicated below is $194 thousand greater than the goodwill estimated in the 2011 Audited Financial Statements.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 – Shareholders' Equity

Share-Based Plans

Pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan (the “LTIP”), the Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions and expensed over each option's vesting period. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards subject to share price performance vesting requirements is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate. The fair value of restricted stock awards, not subject to share price performance, is estimated at the date of the grant based on the grant date closing stock price. As of September 30, 2012, there were 238,300 shares available for future grant under the LTIP.

There were 15,000 stock options granted during the nine months ended September 30, 2012, and 115,840 stock options granted during the nine months ended September 30, 2011. There were 415,286 options which vested during the nine months ended September 30, 2012, and 380,000 options which vested during the nine months ended September 30, 2011. The compensation expense for stock option plans was $323 thousand and $319 thousand for the three months ended September 30, 2012 and 2011, respectively, and $970 thousand and $884 thousand for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, unrecognized compensation cost related to nonvested stock options of $1.2 million is expected to be recognized over a weighted-average period of 0.85 years.

There were 63,000 shares of restricted stock granted during the nine months ended September 30, 2012, of which a third of the shares will vest on the grant anniversary date for each of the next three years. There were 568,260 shares of restricted stock granted during the nine months ended September 30, 2011. These grants will vest in approximately one-third increments when the trading price of the Common Stock is equal to or greater than $8.125, $9.10, and $10.40 per share, respectively, in each case for a period of 30 consecutive trading days. The compensation expense for restricted shares was $185 thousand and $159 thousand for the three months ended September 30, 2012 and 2011, respectively, and $529 thousand and $562 thousand for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, unrecognized compensation cost related to nonvested restricted shares of $1.4 million is expected to be recognized over a weighted-average period of 1.93 years.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at September 30, 2012 and December 31, 2011 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2012
Securities available-for-sale:
U.S. Government agencies	$519	$68	$-	$587
Residential agency mortgage-backed securities	126,017	3,711	-	129,728
Collateralized agency mortgage obligations	37,153	1,038	-	38,191
Municipal securities	16,034	1,850	-	17,884
Corporate and other securities	500	-	(88)	412
Total investment securities	$180,223	$6,667	$(88)	$186,802

December 31, 2011
Securities available-for-sale:
U.S. Government agencies	$523	$68	$-	$591
Residential agency mortgage-backed securities	135,894	2,313	(14)	138,193
Collateralized agency mortgage obligations	52,354	1,086	-	53,440
Municipal securities	16,184	1,333	-	17,517
Corporate and other securities	500	-	(95)	405
Total investment securities	$205,455	$4,800	$(109)	$210,146

The amortized cost and fair values of securities available-for-sale at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's residential mortgage-backed securities are backed by an agency of the U.S. government. The Company did not own any commercial mortgage-backed securities as of September 30, 2012 or December 31, 2011.

	September 30, 2012
	Amortized Cost	Fair Value
	(Dollars in thousands)

U.S. Government agencies
Due after one year through five years	$519	$587
Residential agency mortgage-backed securities
Due after five years through ten years	23,499	23,864
Due after ten years	102,518	105,864
Collateralized agency mortgage obligations
Due after ten years	37,153	38,191
Municipal securities
Due under one year	390	391
Due after one year through five years	450	466
Due after ten years	15,194	17,027
Corporate and other securities
Due after five years through ten years	500	412
Total investment securities	$180,223	$186,802

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at September 30, 2012 and December 31, 2011. The unrealized losses relate to debt securities that have incurred fair value reductions due to market volatility and uncertainty since the securities were purchased. Management believes that the unrealized losses are more likely than not to reverse as confidence returns to investment markets. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. One corporate debt security has been in a continuous loss position for twelve months or more at September 30, 2012 and December 31, 2011.

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2012
Securities available-for-sale:
Corporate and other securities	$-	$-	$412	$(88)	$412	$(88)

Total temporarily impaired securities	$-	$-	$412	$(88)	$412	$(88)

December 31, 2011
Securities available-for-sale:
Residential agency mortgage-backed securities	$5,162	$(14)	$-	$-	$5,162	$(14)
Corporate and other securities	-	-	405	(95)	405	(95)

Total temporarily impaired securities	$5,162	$(14)	$405	$(95)	$5,567	$(109)

Securities with a fair value of $43.2 million and $38.0 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure repurchase agreements, to secure public and trust deposits, and for other purposes as required and permitted by law. During the nine months ended September 30, 2012, the Company sold $46.4 million of securities available-for-sale, resulting in a gross gain of $1.5 million. Securities available-for-sale of $24.3 million were sold in the nine months ended September 30, 2011 resulting in a gross gain of $0.02 million. During the three months ended September 30, 2012, the Company sold $23.9 million of securities available-for-sale, resulting in a gross gain of $1.0 million. There were no securities available-for-sale sold in the three months ended September 30, 2011.

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investment in Community Capital Corporation Statutory Trust I. The aggregate cost of these investments totaled $4.6 million at September 30, 2012 and $8.5 million December 31, 2011. Included in these amounts at September 30, 2012 and December 31, 2011 was $4.1 million and $8.0 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of September 30, 2012 and December 31, 2011. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management's current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management's belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At September 30, 2012 and December 31, 2011, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Allowance for Loan Losses

The following is a summary of the loan portfolio at:

	September 30, 2012			December 31, 2011
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
	(dollars in thousands)
Commercial:
Commercial and industrial	$1,154	$69,001	$70,155	$4,276	$76,470	$80,746
Commercial real estate (CRE) - owner-occupied	8,616	152,744	161,360	9,953	159,710	169,663
CRE - investor income producing	11,290	195,518	206,808	14,006	180,454	194,460
Acquisition, construction and development (AC&D)	14,880	66,147	81,027	24,243	68,106	92,349
Other commercial	48	13,011	13,059	57	15,601	15,658
Total commercial loans	35,988	496,421	532,409	52,535	500,341	552,876

Consumer:
Residential mortgage	5,490	52,572	58,062	9,447	70,065	79,512
Home equity lines of credit	339	82,351	82,690	343	90,065	90,408
Residential construction	920	24,952	25,872	1,351	23,775	25,126
Other loans to individuals	86	9,753	9,839	142	11,354	11,496
Total consumer loans	6,835	169,628	176,463	11,283	195,259	206,542
Total loans	42,823	666,049	708,872	63,818	695,600	759,418
Deferred fees	-	(589)	(589)	-	(371)	(371)
Total loans, net of deferred fees	$42,823	$665,460	$708,283	$63,818	$695,229	$759,047

At both September 30, 2012 and December 31, 2011, the Company had sold participations in loans aggregating $3.8 million to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company's exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance sheet instruments. Total loans sold with limited recourse in the nine months ended September 30, 2012 were $46.2 million. There were no loans sold in the nine months ended September 30, 2011.

At September 30, 2012 and December 31, 2011, the carrying value of loans pledged as collateral on FHLB borrowings totaled $136.1 million and $135.5 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Credit - Loans are primarily made in the Charlotte, Research Triangle and Wilmington regions of North Carolina, and the Charleston, Upstate and Midlands areas of South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At September 30, 2012 and December 31, 2011, the Company had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2012. The Company reclassified the allowance balance between classes within the CRE portfolio segment at December 31, 2011 from what was previously disclosed. The total allowance at December 31, 2011 and the total CRE portfolio segment allowance were not changed. These reclassifications are reflected in the beginning balances in the table below.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

	(dollars in thousands)
For the three months ended September 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$1,180	$397	$1,326	$3,710	$10	$792	$1,370	$606	$40	$9,431
Provision for loan losses	153	(14)	412	(524)	1	(22)	(21)	(12)	(3)	(30)
PCI provision for loan losses	67	-	-	-	-	(30)	-	-	-	37
Charge-offs	(146)	(56)	(500)	(383)	-	(5)	(8)	-	(4)	(1,102)
Recoveries	19	-	48	658	-	10	5	124	7	871
Net charge-offs	(127)	(56)	(452)	275	-	5	(3)	124	3	(231)
Ending balance	$1,273	$327	$1,286	$3,461	$11	$745	$1,346	$718	$40	$9,207

For the nine months ended September 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$10,154
Provision for loan losses	1,009	(283)	199	(616)	88	304	(412)	467	(18)	738
PCI provision for loan losses	67	-	-	-	-	224	-	-	-	291
Charge-offs	(543)	(130)	(1,075)	(740)	(94)	(104)	(173)	(328)	(5)	(3,192)
Recoveries	37	-	56	934	-	12	33	124	20	1,216
Net charge-offs	(506)	(130)	(1,019)	194	(94)	(92)	(140)	(204)	15	(1,976)
Ending balance	$1,273	$327	$1,286	$3,461	$11	$745	$1,346	$718	$40	$9,207

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by commercial, consumer and unallocated, the activity in the allowance for loan losses for the three and nine months ended September 30, 2011.

	Commercial	Consumer	Unallocated	Total

For the three months ended September 30, 2011	(dollars in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$8,036	$1,378	$1,863	$11,277
Provision for loan losses	104	587	(123)	568
Charge-offs	(2,113)	-	-	(2,113)
Recoveries	86	15	-	101
Net charge-offs	(2,027)	15	-	(2,012)
Ending balance	$6,113	$1,980	$1,740	$9,833

For the nine months ended September 30, 2011
Allowance for Loan Losses:
Balance, beginning of period	$9,165	$1,375	$1,884	$12,424
Provision for loan losses	5,947	2,472	(144)	8,275
Charge-offs	(9,894)	(1,895)	-	(11,789)
Recoveries	895	28	-	923
Net charge-offs	(8,999)	(1,867)	-	(10,866)
Ending balance	$6,113	$1,980	$1,740	$9,833

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company's impairment measurement method and the related recorded investment in loans at September 30, 2012 and December 31, 2011. There was no allowance for loan losses recognized for PCI loans at December 31, 2011.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

	(dollars in thousands)
At September 30, 2012
Allowance for Loan Losses:
Individually evaluated for impairment	$115	$-	$-	$-	$-	$251	$157	$-	$-	$523
Collectively evaluated for impairment	1,091	327	1,286	3,461	11	270	1,189	718	40	8,393
Purchased credit-impaired	67	-	-	-	-	224	-	-	-	291
Total	$1,273	$327	$1,286	$3,461	$11	$745	$1,346	$718	$40	$9,207

Recorded Investment in Loans:
Individually evaluated for impairment	$757	$791	$4,211	$6,906	$159	$1,898	$1,142	$49	$73	$15,986
Collectively evaluated for impairment	68,244	151,953	191,307	59,241	12,852	50,674	81,209	24,903	9,680	650,063
Purchased credit-impaired	1,154	8,616	11,290	14,880	48	5,490	339	920	86	42,823
Total	$70,155	$161,360	$206,808	$81,027	$13,059	$58,062	$82,690	$25,872	$9,839	$708,872

At December 31, 2011
Allowance for Loan Losses:
Individually evaluated for impairment	$21	$-	$353	$436	$-	$61	$157	$-	$-	$1,028
Collectively evaluated for impairment	682	740	1,753	3,447	17	248	1,741	455	43	9,126
Total	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$10,154

Recorded Investment in Loans:
Individually evaluated for impairment	$844	$693	$1,295	$13,788	$-	$1,187	$744	$95	$9	$18,655
Collectively evaluated for impairment	75,626	159,017	179,159	54,318	15,601	68,878	89,321	23,680	11,345	676,945
Purchased credit-impaired	4,276	9,953	14,006	24,243	57	9,447	343	1,351	142	63,818
Total	$80,746	$169,663	$194,460	$92,349	$15,658	$79,512	$90,408	$25,126	$11,496	$759,418

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's loan loss allowance methodology includes four components, as described below:

1)             Specific Reserve Component. Specific reserves represent the current impairment estimate on specific loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on such loans, if any, according to contractual terms based on current information and events. Impairment measurement reflects only a deterioration of credit quality and not changes in market rates that may cause a change in the fair value of the impaired loan. The amount of impairment may be measured in one of three ways, including (i) calculating the present value of expected future cash flows, discounted at the loan's interest rate implicit in the original document and deducting estimated selling costs, if any; (ii) observing quoted market prices for identical or similar instruments traded in active markets, or employing model-based valuation techniques for which all significant assumptions are observable in the market; and (iii) determining the fair value of collateral, for both collateral dependent loans and for loans when foreclosure is probable.

2)             Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. This component of the allowance for loan losses is based on the historical loss experience of the Company. This loss experience was collected by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management's estimate of losses inherent in that portfolio. The historical look back period is estimated by loan type and the Company applies the appropriate historical loss period which best reflects the inherent loss in the portfolio considering prevailing market conditions. In the second quarter of 2012, as a result of management's view of the portfolio, the look back periods utilized by the company are noted below. A minimum reserve is utilized when the Company has insufficient internal loss history. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks.

i.	12 quarter – AC&D, residential mortgage and residential construction
ii.	8 quarter – Commercial & industrial, CRE-owner-occupied, and HELOCs
iii.	Minimum – CRE-investor income producing, other commercial and other consumer

3)             Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company's historical loss experience or other assumptions. During the second quarter of 2012, the Company further refined its allowance methodology to eliminate the use of traditional risk grade factors as a forward-looking qualitative indicator, which was introduced during the fourth quarter of 2011, and instead focuses directly on five specific environmental factors. These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors. Management believes these refinements simplify application of the qualitative component of the allowance methodology. Details of the five environmental factors for inclusion in the allowance methodology are as follows:

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition, qualitative reserves on purchased performing loans are based on the Company's judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses.

4)    Quantitative Reserve on Purchased-Credit Impaired Loans. In determining the acquisition date fair value of purchased-credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or detailed review by loan officers of loans generally greater than $500,000, and the probability of default that was determined based upon management's review of the loan portfolio. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool. This analysis resulted in a $254 thousand impairment of a residential mortgage pool in the second quarter of 2012 and a $67 thousand impairment of a commercial pool offset by a $30 thousand reversal of prior impairment on a residential mortgage pool in the third quarter of 2012.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit, standby letters of credit, and loans held for sale make up the off-balance sheet items reviewed for potential credit losses. These estimated credit losses were not material at September 30, 2012 and December 31, 2011.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of September 30, 2012 and December 31, 2011, by loan class and by credit quality indicator.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of September 30, 2012
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$68,084	$158,613	$197,093	$64,777	$13,059	$501,626
Special mention	181	1,682	2,980	9,792	-	14,635
Classified	1,890	1,065	6,735	6,458	-	16,148
Total	$70,155	$161,360	$206,808	$81,027	$13,059	$532,409

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$56,511	$79,279	$25,870	$9,737	$171,397
Special mention	1,084	1,977	-	73	3,134
Classified	467	1,434	2	29	1,932
Total	$58,062	$82,690	$25,872	$9,839	$176,463

Total Loans					$708,872

	As of December 31, 2011
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$78,390	$164,896	$181,943	$66,505	$15,658	$507,392
Special mention	1,518	50	1,584	10,477	-	13,629
Classified	838	4,717	10,933	15,367	-	31,855
Total	$80,746	$169,663	$194,460	$92,349	$15,658	$552,876

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$78,035	$87,410	$24,026	$11,390	$200,861
Special mention	1,093	1,934	1,005	-	4,032
Classified	384	1,064	95	106	1,649
Total	$79,512	$90,408	$25,126	$11,496	$206,542

Total Loans					$759,418

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company's accruing and non-accruing loans as of September 30, 2012 and December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans

	(dollars in thousands)
As of September 30, 2012
Commercial:
Commercial and industrial	$49	$-	$230	$1,154	$68,722	$70,155
CRE - owner-occupied	124	176	224	8,616	152,220	161,360
CRE - investor income producing	485	43	601	11,290	194,389	206,808
AC&D	209	212	2,677	14,880	63,049	81,027
Other commercial	59	-	159	48	12,793	13,059
Total commercial loans	926	431	3,891	35,988	491,173	532,409

Consumer:
Residential mortgage	423	128	304	5,490	51,717	58,062
Home equity lines of credit	806	413	262	339	80,870	82,690
Residential construction	130	-	50	920	24,772	25,872
Other loans to individuals	-	2	-	86	9,751	9,839
Total consumer loans	1,359	543	616	6,835	167,110	176,463
Total loans	$2,285	$974	$4,507	$42,823	$658,283	$708,872

As of December 31, 2011
Commercial:
Commercial and industrial	$4	$77	$844	$4,276	$75,545	$80,746
CRE - owner-occupied	423	-	323	9,953	158,964	169,663
CRE - investor income producing	406	-	1,295	14,006	178,753	194,460
AC&D	96	-	12,562	24,243	55,448	92,349
Other commercial	-	-	-	57	15,601	15,658
Total commercial loans	929	77	15,024	52,535	484,311	552,876

Consumer:
Residential mortgage	-	34	384	9,447	69,647	79,512
Home equity lines of credit	-	-	744	343	89,321	90,408
Residential construction	-	-	95	1,351	23,680	25,126
Other loans to individuals	2	-	9	142	11,343	11,496
Total consumer loans	2	34	1,232	11,283	193,991	206,542
Total loans	$931	$111	$16,256	$63,818	$678,302	$759,418

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

During the second quarter of 2012, the Company's quarterly cash flow analysis indicated that one of the Company's six PCI loan pools, a residential mortgage pool, was deemed impaired at $254 thousand. For the third quarter of 2012, the Company's cash flow analysis indicated a $67 thousand impairment of a commercial pool and a $30 reversal of the prior impairment on the residential mortgage pool. These amounts are not included in the tables below.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$527	$1,345	$-	$427	$672	$-
CRE - owner-occupied	791	928	-	693	752	-
CRE - investor income producing	4,211	4,273	-	597	691	-
AC&D	6,906	13,843	-	12,825	23,226	-
Other commercial	159	164	-	-	-	-
Total commercial loans	12,594	20,553	-	14,542	25,341	-
Consumer:
Residential mortgage	673	769	-	384	397	-
Home equity lines of credit	828	1,045	-	424	500	-
Residential construction	49	529	-	95	380	-
Other loans to individuals	73	74	-	9	9	-
Total consumer loans	1,623	2,417	-	912	1,286	-
Total impaired loans with no related allowance recorded	$14,217	$22,970	$-	$15,454	$26,627	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$230	$230	$115	$417	$417	$21
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	-	-	-	698	728	353
AC&D	-	-	-	963	964	436
Other commercial	-	-	-	-	-	-
Total commercial loans	230	230	115	2,078	2,109	810
Consumer:
Residential mortgage	1,225	1,251	251	803	803	61
Home equity lines of credit	314	320	157	320	320	157
Residential construction	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,539	1,571	408	1,123	1,123	218
Total impaired loans with an allowance recorded	$1,769	$1,801	$523	$3,201	$3,232	$1,028

Total Impaired Loans:
Commercial:
Commercial and industrial	$757	$1,575	$115	$844	$1,089	$21
CRE - owner-occupied	791	928	-	693	752	-
CRE - investor income producing	4,211	4,273	-	1,295	1,419	353
AC&D	6,906	13,843	-	13,788	24,190	436
Other commercial	159	164	-	-	-	-
Total commercial loans	12,824	20,783	115	16,620	27,450	810
Consumer:
Residential mortgage	1,898	2,020	251	1,187	1,200	61
Home equity lines of credit	1,142	1,365	157	744	820	157
Residential construction	49	529	-	95	380	-
Other loans to individuals	73	74	-	9	9	-
Total consumer loans	3,162	3,988	408	2,035	2,409	218

Total impaired loans	$15,986	$24,771	$523	$18,655	$29,859	$1,028

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The average recorded investment and interest income recognized on impaired loans, by class, for the three and nine months ended September 30, 2012 and September 30, 2011 is shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$708	$-	$531	$-	$772	$-	$683	$-
CRE - owner-occupied	366	5	23	-	368	17	291	-
CRE - investor income producing	2,851	-	474	-	2,536	-	809	-
AC&D	6,775	14	18,569	-	8,884	44	25,407	-
Other commercial	160	-	-	-	102	-	-	-
Total commercial loans	10,860	19	19,597	-	12,662	61	27,190	-
Consumer:
Residential mortgage	621	-	-	-	715	-	1,160	-
Home equity lines of credit	770	-	-	-	928	-	218	-
Residential construction	76	-	95	-	128	-	682	-
Other loans to individuals	6	1	-	-	7	3	-	-
Total consumer loans	1,473	1	95	-	1,778	3	2,060	-
Total impaired loans with no related allowance recorded	$12,333	$20	$19,692	$-	$14,440	$64	$29,250	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$230	$-	$-	$-	$88	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-	-	-
CRE - investor income producing	-	-	448	-	-	-	464	-
AC&D	-	-	1,065	-	-	-	763	-
Other commercial	-	-	-	-	-	-	-	-
Total commercial loans	230	-	1,513	-	88	-	1,227	-
Consumer:
Residential mortgage	424	7	404	-	221	22	182	-
Home equity lines of credit	315	-	368	-	317	-	124	-
Residential construction	-	-	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	739	7	772	-	538	22	306	-
Total impaired loans with an allowance recorded	$969	$7	$2,285	$-	$626	$22	$1,533	$-

Total Impaired Loans:
Commercial:
Commercial and industrial	$938	$-	$531	$-	$860	$-	$683	$-
CRE - owner-occupied	366	5	23	-	368	17	291	-
CRE - investor income producing	2,851	-	922	-	2,536	-	1,273	-
AC&D	6,775	14	19,634	-	8,884	44	26,170	-
Other commercial	160	-	-	-	102	-	-	-
Total commercial loans	11,090	19	21,110	-	12,750	61	28,417	-
Consumer:
Residential mortgage	1,045	7	404	-	936	22	1,342	-
Home equity lines of credit	1,085	-	368	-	1,245	-	342	-
Residential construction	76	-	95	-	128	-	682	-
Other loans to individuals	6	1	-	-	7	3	-	-
Total consumer loans	2,212	8	867	-	2,316	25	2,366	-

Total impaired loans	$13,302	$27	$21,977	$-	$15,066	$86	$30,783	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2012, the Company recognized $27 thousand and $86 thousand, respectively, in interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. The Company did not recognize any interest income, including interest income recognized on a cash basis, within the period that loans were impaired, for the same periods in 2011.

Nonaccrual and Past Due Loans - It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At September 30, 2012, there was a $164 thousand loan past due 90 days or more and accruing interest. This loan is secured and considered fully collectible at September 30, 2012. At December 31, 2011, there were no loans 90 days or more past due and accruing interest. The recorded investment in nonaccrual loans at September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$757	$844
CRE - owner-occupied	443	323
CRE - investor income producing	601	1,295
AC&D	5,909	12,562
Other commercial	159	-
Total commercial loans	7,869	15,024
Consumer:
Residential mortgage	726	384
Home equity lines of credit	1,142	744
Residential construction	49	95
Other loans to individuals	6	9
Total consumer loans	1,923	1,232
Total nonaccrual loans	$9,792	$16,256

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $62.8 million and $106.7 million and a carrying value of $42.8 million and $63.8 million at September 30, 2012 and December 31, 2011, respectively. PCI loans represented 3.9% and 5.7% of total assets at September 30, 2012 and December 31, 2011, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of Community Capital's previously established allowance for loan losses. In conjunction with the Community Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of changes in the accretable yield for PCI loans for the nine months ended September 30, 2012 follows (dollars in thousands):

Accretable yield at December 31, 2011	$14,264
Additions	218
Interest income	(3,540)
Reclassification from (to) nonaccretable balance, net	9,374
Other changes (net)	(1,893)
Accretable yield at September 30, 2012	$18,423

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

The Company had allocated $56 thousand of specific reserves to customers whose loan terms have been modified in a TDR as of both September 30, 2012 and December 31, 2011. As of September 30, 2012, the Company had 15 TDR loans totaling $10.8 million, of which $3.5 million are nonaccrual loans. Nonaccrual loans at December 31, 2011 included $6.9 million of TDR loans.

For the three and nine months ended September 30, 2012 and 2011, the following tables represent a breakdown of the types of concessions made by loan class:

	Three months ended Sepetember 30, 2012			Nine months ended Sepetember 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
CRE - investor income producing	1	$3,610	$3,592	1	$3,610	$3,592
Total	1	$3,610	$3,592	1	$3,610	$3,592

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Acquisition, construction and development	-	$-	$-	2	$3,120	$689
	-	-	-	2	3,120	689

Forgiveness of principal
CRE - investor income producing	-	-	-	1	208	-
Acquisition, construction and development	-	-	-	7	3,578	200
Residential mortgage	-	-	-	2	722	38
	-	-	-	10	4,508	238

Total	-	$-	$-	12	$7,628	$927

The following table presents loans that were modified as TDRs within the 12 months ended September 30, 2012 and 2011, and for which there was a payment default during the three or nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate
Residential mortgage	-	$-	1	$323
Total	-	$-	1	$323

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate
Acquisition, construction and development	-	$-	4	$634
	-	-	4	634

Forgiveness of principal
Commercial real estate - owner-occupied	-	-	1	-
Acquisition, construction and development	-	-	6	-
Residential mortgage	-	-	1	-
	-	-	8	-

Total	-	$-	12	$634

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended September 30, 2012 and 2011 (dollars in thousands):

Twelve Months Ended September 30, 2012

	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	1	$3,592	1	$322	-	$-
Extended payment terms	2	415	2	426	-	-
Total	3	$4,007	3	$748	-	$-

Twelve Months Ended September 30, 2011

	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	1	$803	4	$1,323	2	$-
Forgiveness of principal	-	-	2	238	8	-
Total	1	$803	6	$1,561	10	$-

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

	Nine Months Ended September 30,
	2012	2011

Beginning balance	$3,998	$5,075
Disbursements	710	574
Repayments	(429)	(1,317)
Ending balance	$4,279	$4,332

At September 30, 2012 and December 31, 2011, the Company had pre-approved but unused lines of credit totaling $1.5 million and $3.9 million, respectively, to related parties.

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

As of September 30, 2012 and December 31, 2011, the Company had a net DTA in the amount of approximately $29.1 million and $31.1 million, respectively. The decrease is primarily the result of the improved earnings in the first nine months of 2012. The Company evaluates the carrying amount of its DTA applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company's forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of September 30, 2012 and December 31, 2011, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either September 30, 2012 or December 31, 2011.

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

The Bank commenced operations in late 2006, attained profitability in the third quarter of 2008 and remained profitable through the second quarter of 2010 before its business was materially impacted by the Great Recession. As a result, the Bank moved into a rolling twelve-quarter cumulative pre-tax loss position during the third quarter of 2010. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. However, the Company evaluates the circumstances behind those losses and considers them in the context of the current economic environment and the significant changes it has made over the past year to address the circumstances underlying the losses.

As of September 30, 2012, the Company's three-year cumulative pre-tax loss position was $21.5 million and was driven, in large part, by rolling twelve-quarter cumulative provision expenses of $28.8 million. This high level of provision expense reflects the negative impact on the Company's loan portfolio from the effects of the Great Recession. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels, and currently believes they are unlikely to be repeated going forward, given changes in the Company's lending practices, business strategy, risk tolerance, capital levels and operating practices.

Based on current internal loss data analysis, approximately 71% of rolling twelve-quarter cumulative net charge-offs are associated with construction & development (“C&D”, which includes both commercial AC&D and residential construction) lending (which was impacted the most by the Great Recession). Prior to the Bank's public offering (the “Public Offering”) in August 2010, the Bank had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. In the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the Public Offering, the Company reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company's new business strategies and its risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of September 30, 2012, including loans acquired from Community Capital, C&D exposures were $106.9 million, or 15% of total loans which includes $25.9 million of residential construction.

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

4.     Carryback or carry forward period that is so brief it would limit realization of tax benefits if a significant deductible temporary difference is expected to reverse in a single year or the entity operates in a traditionally cyclical business.

Approximately $9.5 million, or 33%, of the DTA existing at September 30, 2012 related to net operating loss carryforwards that do not expire until December 31, 2031, leaving over eighteen years for recognition. Approximately $12.5 million, or 40%, of the estimated DTA at December 31, 2011 related to net operating loss carryforwards, with availability for application out as far as 20 years.

Positive Evidence. The Company considered the following sources of future taxable income as positive evidence to weigh against the negative evidence described above.

1.     Future reversals of existing temporary differences and carry forwards.

The Company's largest future reversals relate to its PCI loans and allowance for loan losses, which represented $16.6 million, or 57%, and $3.1 million, or 11%, respectively, of the DTA at September 30, 2012. Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company's current expectations regarding recognition or reversal of the major components of the allowance:

●

Specific reserves, which totaled $0.5 million at September 30, 2012, relate to identified impairments and are based on individual loan collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after four quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.

●

Quantitative and qualitative reserves on the non-acquired portfolio, which totaled $8.2 million at September 30, 2012, are based on model-driven estimates of inherent loss content in the performing loan portfolio based on historical loss rates by loan product type. The Company currently estimates that these reserves will generally reverse within six to eight quarters of establishment. However, the Company currently estimates that the average life of the underlying loan pool is approximately three years. Therefore, these reserves are currently assumed to reverse within approximately three years.

●

Qualitative reserves on purchased performing loans, which totaled $150 thousand at September 30, 2012, are based on the Company's judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

●

Quantitative reserves on PCI loans, which totaled $292 thousand at September 30, 2012, are determined in connection with the quarterly cash flows analyses for this portion of the acquired loan book. The Company compares the initial expected cash flows to the new remaining expected cash flows. Increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2.     Taxable income in carryback or carryforward year(s).

Approximately $9.5 million, or 33%, and $12.5 million, or 40%, of the estimated DTA at September 30, 2012 and December 31, 2011, respectively, related to net operating loss carry forwards with expected expiration dates out as long as 20 years. Management currently believes that the Company will generate sufficient taxable income to fully utilize these net operating losses before expiration.

3.     Future taxable income, exclusive of reversing temporary differences and carry forwards.

Projecting future taxable income requires estimates and judgments about future events that may be predictable, but that are less certain than past events that can be objectively measured. In projecting future taxable income, the Company considered the significant change in its strategy that occurred in mid-2010, from previously growing organically at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. This transition was facilitated by the completion of the Public Offering in August 2010 and the addition of new executive management and additional independent board members. The Company is focused on long-term results and has taken actions to achieve this objective, including:

●	Addressing legacy problem assets, particularly C&D-related exposures, to move more rapidly through the cycle;
●	Consummating the merger with Community Capital;
●	Consummating the merger with Citizens South Banking Corporation (“Citizens South”) and expanding its market into North Georgia;
●

Hiring experienced bankers and opening de novo offices in three new markets (Charleston, South Carolina, the Upstate and Midlands areas of South Carolina and the Research Triangle region of North Carolina);

●	Hiring bankers to begin a new asset-based lending line of business;
●	Significantly strengthening the leadership team with the addition of a new chief credit officer, head of special assets, head of managerial reporting, chief accounting officer and other positions; and
●	Maintaining significant excess capital to support both the above-mentioned organic and acquisition-related growth initiatives.

The progress already made indicates that the change in business plan is well on track to achieve its intended objectives. Management presents, generally on a monthly basis, a financial forecast to the board of directors that incorporates current assumptions and timelines regarding the Company's baseline activities, including assumptions regarding loan and deposit growth. These assumptions and timelines are periodically evaluated in terms of both their historical trends and absolute levels. The Company currently expects its pre-tax profitability to build to levels sufficient to fully absorb the existing DTA.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Based on the weight of available evidence, the Company has determined that it is more likely than not that it will be able to fully realize the existing DTA. Specifically, the negative evidence is tempered by the unusual and temporary circumstances created by the recent significant economic downturn and significant changes in the Company's lending practices, management, capital levels, growth strategy, risk tolerance, and operating practices. The implementation of such changes has already led to improved asset quality measures since the fourth quarter of 2010. Further, the positive evidence currently indicates that the Company has opportunities through various means to generate income at a sufficient level to fully absorb the DTA.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company's DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

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

Basic and diluted net earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average number of common shares outstanding	32,138,367	28,051,098	32,111,466	28,051,098

Effect of dilutive stock options and restricted shares	187	-	61	-

Weighted-average number of common shares and dilutive potential common shares outstanding	32,138,554	28,051,098	32,111,527	28,051,098

There were 2,155,189 and 2,156,689 outstanding stock options that were anti-dilutive for each of the three- and nine-month periods ended September 30, 2012. For the three- and nine-month periods ended September 30, 2011, 2,196,564 outstanding stock options were anti-dilutive. In all periods, the anti-dilution was due to the exercise price exceeding the average market price for the periods and all such options were omitted from the calculation of diluted earnings per share for their respective periods.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were 631,260 and 568,260 outstanding restricted shares that were anti-dilutive for each of the three- and nine-month periods ended September 30, 2012 and September 30, 2011, respectively, due to the vesting price exceeding the average market price for the period, which were omitted from the calculation. Of these shares, 568,260 restricted shares had market performance conditions, which will vest one-third each when the Company's share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.

Note 9 - Derivative Financial Instruments and Hedging Activities

As of September 30, 2012, the Company maintained six loan swaps accounted for as fair value hedges in accordance with ASC 815. The aggregate original notional amount of these loan swaps was $13.6 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the London Interbank Offered Rate (“LIBOR”) curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(532) thousand and $(645) thousand at September 30, 2012 and December 31, 2011, respectively, and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $0.1 million and $0.3 million in the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0.4 million in the three and nine months ended September 30, 2011, respectively.

During May 2008, the Company entered into an interest rate swap agreement with a notional amount of $40.0 million that matured on May 16, 2011. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment. It had been accounted for as a cash flow hedge and the Company recognized no additional gain as a result of this maturity. There was no related interest income recorded in 2012. The Company recorded interest income on the swap of $0.4 million in each of the three and nine months ended September 30, 2011.

The following table presents information on the individual loan swaps at September 30, 2012:

Individual Loan Swap Information

(Dollars in thousands)

Original Notional Amount	Current Notional Amount	Termination Date	Fixed Rate	Floating Rate	Floating Rate Payer Spread
$2,670	$2,318	04/10/13	5.85%	USD-LIBOR-BBA	2.38%
1,800	414	04/09/13	5.80%	USD-LIBOR-BBA	2.33%
1,100	957	05/11/13	6.04%	USD-LIBOR-BBA	2.27%
1,870	1,463	02/15/13	5.85%	USD-LIBOR-BBA	2.25%
2,555	2,497	10/15/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,405	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$13,590	$11,054

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

For cash flow hedges, the Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the dollar amount of the change in anticipated future cash flows of the hedging instrument with the dollar amount of the changes in anticipated future cash flows of the risk being hedged over the assessment period. The cumulative approach involves comparing the cumulative changes in the hedging instrument's anticipated future cash flows to the cumulative changes in the hedged transaction's anticipated future cash flows. Because the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flow from the hedging derivative and the cumulative changes in expected interest cash flows from the hedged exposure will be highly effective.

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

For fair value hedges, ASC Topic 815 requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative's fair value to the cumulative changes in the hedged exposure's fair value. The calculation of dollar offset is the change in clean fair value of hedging derivative, divided by the change in fair value of the hedged exposure attributable to changes in the LIBOR curve. To the extent that the cumulative change in fair value of the hedging derivative offsets from 80% to 125% of the cumulative change in fair value of the hedged exposure, the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings.

Note 10 - Fair Value Measurements

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at each balance sheet date, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or the price for which a liability could be settled in an orderly transaction between market participants at the measurement date. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The methodologies used for estimating the fair value of financial assets and financial liabilities are discussed below:

Cash and Cash Equivalents

Cash and cash equivalents, which are comprised of cash and due from banks, interest-bearing balances at banks and Federal funds sold, approximate their fair value.

Investment Securities Available for Sale

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

Subordinated Debentures

The fair value of fixed rate subordinated debentures is estimated using a discounted cash flow calculation that applies the Company's current borrowing rate. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can reprice frequently.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying amounts and estimated fair values of the Company's financial instruments, none of which are held for trading purposes, at September 30, 2012 and December 31, 2011 are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Financial assets:
Cash and cash equivalents	$106,536	$106,536	$106,536	$-	$-
Investment securities	186,802	186,802	-	186,390	412
Nonmarketable equity securities	4,599	4,599	-	4,599	-
Loans held for sale	6,095	6,095	-	6,095	-
Loans, net of allowance	699,076	713,101	-	11,586	701,515
Accrued interest receivable	2,023	2,023	-	2,023	-

Financial liabilities:
Deposits with no stated maturity	$507,687	$507,687	-	507,687	-
Deposits with stated maturities	323,988	324,629	-	324,629	-
Swap fair value hedge	532	532	-	532	-
Borrowings	68,727	67,871	-	67,871	-
Accrued interest payable	220	220	-	220	-

December 31, 2011:
Financial assets:
Cash and cash equivalents	$28,541	$28,541
Investment securities	210,146	210,146
Nonmarketable equity securities	8,510	8,510
Loans held for sale	6,254	6,254
Loans, net of allowance	748,893	746,702
Bank-owned life insurance	26,223	26,223
Accrued interest receivable	3,216	3,216

Financial liabilities:
Deposits with no stated maturity	$476,620	$476,620
Deposits with stated maturities	370,017	371,139
Swap fair value hedge	645	645
Borrowings	62,061	61,602
Accrued interest payable	1,561	1,561

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities that are valued using quoted prices for similar instruments in active markets. Securities classified as Level 3 include a corporate debt security in a less liquid market whose value is determined by reference to the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative Instruments

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of September 30, 2012 and December 31, 2011, the Company's derivative instruments consist of swap fair value hedges.

Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan's observable market price and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value or when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price for the collateral, the Company records the impaired loan as nonrecurring Level 3.

At September 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

Loans Held For Sale

Loans held for sale are adjusted to fair value upon transfer from the loan portfolio to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, management's estimation of the value of the collateral or commitments on hand from investors within the secondary market for loans with similar characteristics. The fair value adjustments for loans held for sale are recorded as recurring Level 2.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, or when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, and there is not an observable market price for the collateral, the Company records the OREO as nonrecurring Level 3.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

	Fair Value on a Recurring Basis
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
	(Dollars in thousands)
September 30, 2012
U.S. Government agencies	$-	$587	$-	$587
Residential mortgage-backed securities	-	129,728	-	129,728
Collateralized agency mortgage obligations	-	38,191	-	38,191
Municipal securities	-	17,884	-	17,884
Corporate and other securities	-	-	412	412
Fair value loans	-	11,586	-	11,586
Swap fair value hedge	-	(532)	-	(532)

December 31, 2011
U.S. Government agencies	$-	$591	$-	$591
Residential mortgage-backed securities	-	138,193	-	138,193
Collateralized agency mortgage obligations	-	53,440	-	53,440
Municipal securities	-	17,517	-	17,517
Corporate and other securities	-	-	405	405
Fair value loans	-	15,612	-	15,612
Swap fair value hedge	-	(645)	-	(645)

The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2012 and 2011. The ending balances for Level 3 assets at September 30, 2012 remained relatively unchanged from December 31, 2011 at $0.4 million.

Level 3 Assets Reconciliation

	Three Months Ended September		Nine Months Ended September 30
	2012	2011	2012	2011

	(dollars in thousands)
Corporate and Other Securities:
Balance, beginning of period	$408	$400	$405	$350
Decrease in unrealized loss	4	-	7	50

Balance, end of period	$412	$400	$412	$400

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

The table below presents the carrying value of assets at September 30, 2012 and December 31, 2011 measured at fair value on a nonrecurring basis:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value
	(Dollars in thousands)
September 30, 2012
OREO	$-	$-	$13,028	$13,028
Impaired loans:
Commercial and industrial	-	-	115	-
Residential mortgage	-	-	974	-
Home equity lines of credit	-	-	157	-

December 31, 2011
OREO	$-	$-	$14,403	$14,403
Impaired loans:
Commercial and industrial	-	-	396	-
CRE - investor income producing	-	-	345	-
AC&D	-	-	527	-
Residential mortgage	-	-	742	-
Home equity lines of credit	-	-	163	-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the decrease in value of OREO, which is measured at fair value on a nonrecurring basis, for which a fair value adjustment has been included in the income statement. These items represent write-downs of OREO based on the appraised value of collateral (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

OREO	$(755)	$(73)	$(1,797)	$(374)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2012.

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

OREO	$13,028	Appraisals	Discount to reflect current market conditions	0%	-	55%

Impaired loans	747	Discounted cash flows	Expected percent of total contractual cash flows not expected to be collected	0%	-	50%

	499	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%
	$14,274

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended September 30, 2012, OREO with a carrying value of $2.5 million was written down by $0.8 million to $1.7 million. During the nine months ended September 30, 2012, OREO with a carrying value of $8.6 million was written down by $1.8 million to $6.8 million. During the three months ended September 30, 2011, OREO with a carrying value of $0.4 million was written down by $0.1 million to $0.3 million. During the nine months ended September 30, 2011, OREO with a carrying value of $1.4 million was written down by $0.4 million to $1.0 million.

There were no transfers between valuation levels for any accounts for the three and nine months ended September 30, 2012 and 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

Note 11 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At September 30, 2012, we had $145.7 million of pre-approved but unused lines of credit, $3.4 million of standby letters of credit and $1.1 million of commercial letters of credit. At December 31, 2011, we had $115.0 million of pre-approved but unused lines of credit, $3.3 million of standby letters of credit and $1.4 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

At September 30, 2012 and December 31, 2011, the Company had commitments to fund 1-4 family residential mortgages of $6.2 million and $4.5 million, respectively.

At both September 30, 2012 and December 31, 2011, the Company had a commitment to fund $1.3 million related to an agreement with the Small Business Investment Corporation.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 – Subsequent Events

On October 1, 2012, Citizens South was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of May 13, 2012. Under the terms of the Citizens South merger agreement, Citizens South stockholders received either $7.00 in cash or 1.4799 shares of the Company's Common Stock, for each Citizens South share they owned immediately prior to the merger, subject to the limitation that the total consideration paid in the merger would consist of 30.0% in cash and 70.0% in Common Stock. The Citizens South merger was structured to be tax-free to Citizens South stockholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares. The aggregate merger consideration consisted of approximately 11,857,226 shares of Common Stock and approximately $24.2 million in cash. Based on the $4.94 per share closing price of the Common Stock on September 28, 2012, the last trading date prior to consummation of the merger, the transaction value was approximately $82.8 million. In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the United States Department of the Treasury (the “Treasury”) in connection with Citizens South's participation in the Small Business Lending Fund program (“SBLF”) was converted into 20,500 shares of a substantially identical newly created series of the Company's preferred stock. Citizen South's results of operations will be included in the Company's results beginning October 1, 2012.

The Citizens South acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of Citizens South, as of October 1, 2012, will be recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of Citizens South's net assets will be allocated to goodwill. The book value of assets acquired was $941 million and liabilities assumed was $861 million. The calculations to determine fair values were incomplete at the time of filing of this Current Report on Form 10-Q. Until the determination of the fair values is complete, it is impractical to include disclosures related to the fair value of the assets acquired and liabilities assumed as required by the accounting guidance.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. These forward-looking statements represent the Company's current expectations, plans or forecasts of future events, results and condition, including financial and other estimates and expectations regarding the Company's merger with Citizens South Banking Corporation (“Citizens South”); the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management's beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012 (the “2011 Form 10-K”), the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and in any of the Company's subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Community Capital Corporation (“Community Capital”) or Citizens South mergers within the expected time frames; increases in expected costs or decreases in expected savings or difficulties related to integration of the mergers; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company's ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the effects of negative economic conditions or a “double-dip” recession, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; the impact of deterioration of the United States credit standing; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company's financial performance, market conditions generally or modification, extension or termination of the authorization by the Company's board of directors, in each case impacting repurchases of common stock; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company's financial statements; and management's ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and nine-month periods ended September 30, 2012. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

Park Sterling Corporation (the "Company") reported net income of $3.0 million, or $0.09 per share, for the nine months ended September 30, 2012 compared to a net loss of $7.4 million, or $0.21 per share, for the nine months ended September 30, 2011. Net interest income increased $20.2 million, or 174%, to $31.8 million as a result of higher earning assets and improved margins resulting from the acquisition of Community Capital Corporation (“Community Capital”) on November 1, 2011 and the Company's growth initiatives. Provision expense decreased $7.2 million, or 88%, to $1.0 million as a result of improved asset quality. Noninterest income increased from $214,000 for the nine months ended September 30, 2011 to $7.8 million for the nine months ended September 30, 2012 as a result of new product capabilities following the acquisition of Community Capital. Noninterest expense increased from $14.9 million for the nine months ended September 30, 2011 to $34.0 million for the nine months ended September 30, 2012 due to the merger with Community Capital, the Company's growth initiatives and increased other real estate owned (“OREO”) expenses.

Asset quality continues to improve during 2012, reflecting stabilizing economic conditions in the Company's markets, continued management focus on problem assets and continued discipline in the origination of new loans. Nonperforming assets decreased $5.5 million, or 15%, during the nine month period, to $30.7 million at September 30, 2012 and represented 2.74% of total assets. This compares to 3.25% of total assets at December 31, 2011. Within nonperforming assets, OREO decreased $1.4 million, or 11%, from $14.4 million at December 31, 2011 to $13.0 million at September 30, 2012 as sales of properties outpaced new foreclosures. Troubled debt restructurings increased $3.4 million, or 85%, to $7.4 million at September 30, 2012, primarily due to the inclusion of a new $3.6 million restructured commercial real estate loan.

Total assets remained flat at $1.1 billion at both September 30, 2012 and December 31, 2011. Cash and equivalents increased $78.0 million, or 273%, as funds were generated from a $23.5 million, or 11%, decrease in investments and a $50.8 million, or 7%, decrease in loans at compared to the year-end period. Loan mix improved over the nine months, with exposure to acquisition, construction and development loans declining from 12.2% of total loans at December 31, 2011 to 11.4% of total loans at September 30, 2012. Over this same nine month period, the combination of commercial and industrial and owner-occupied real estate decreased slightly from 33.0% to 32.7%, residential mortgage decreased from 10.5% to 8.2% of total loans, and home equity lines of credit (“HELOCs”) decreased from 11.9% to 11.7% of total loans.

Total deposits decreased $15.0 million, or 2%, to $831.7 million at September 30, 2012, compared to $846.6 million at December 31, 2011 with improved deposit mix and lower funding needs. Shareholders' equity increased $5.8 million, or 3%, to $195.8 million at September 30, 2012. Tangible common equity as a percentage of tangible assets remained very strong at 17.31%.  Tier 1 leverage ratio also remained very strong at 15.39%. Tangible common equity and tangible assets, and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

Business Overview

The Company, a North Carolina corporation, was formed in October 2010 to serve as the holding company for Park Sterling Bank ( the “Bank”) and is a bank holding company registered with the Federal Reserve Board. The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank. On January 1, 2011, the Company acquired all of the outstanding common stock of the Bank, on a one-for-one basis, in a statutory share exchange transaction effected under North Carolina law. Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the holding company reorganization.

In August 2010, the Bank conducted the Public Offering, which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia. As part of the Bank's change in strategy, immediately following the Public Offering, the Bank reduced the size of its board of directors from thirteen members to six members, maintaining two of the sitting directors, and adding four new directors. The Bank also reorganized its management team following the Public Offering, adding three new executive officers.

Consistent with our growth strategy, during 2011 the Bank opened a full-service branch in Charleston, South Carolina and loan production offices in Raleigh, North Carolina and Greenville, South Carolina, and subsequently opened full-service branches in Greenville and Raleigh in the first quarter of 2012. The Bank currently anticipates that it will open additional branch offices and/or loan production offices in its target markets in the future.

As part of our growth strategy, Community Capital was merged with and into the Company in November 2011. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011.

In addition, on October 1, 2012, Citizens South was merged with and into us, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of May 13, 2012. Under the terms of the Citizens South merger agreement, Citizens South stockholders received either $7.00 in cash or 1.4799 shares of Common Stock for each Citizens South share they owned immediately prior to the merger, subject to the limitation that the total consideration paid in the merger would consist of 30.0% in cash and 70.0% in Common Stock. The Citizens South merger was structured to be tax-free to Citizens South stockholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares. The aggregate merger consideration consisted of approximately 11,857,226 shares of Common Stock and approximately $24.2 million in cash. Based on the $4.94 per share closing price of the Common Stock on September 28, 2012, the transaction value was approximately $82.8 million. In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the United States Department of the Treasury in connection with Citizens South's participation in the Small Business Lending Fund program (“SBLF”) was converted into 20,500 shares of a substantially identical newly created series of our preferred stock. In connection with the merger, the book value of assets acquired was $941 million and liabilities assumed was $861 million. The calculations to determine fair values were incomplete at the time of filing of this Current Report on Form 10-Q. Until the determination of the fair values is complete, it is impractical to include disclosures related to the fair value of the assets acquired and liabilities assumed as required by the accounting guidance.

The Company provides a full array of retail and commercial banking services, including wealth management, through its 44 offices located in North Carolina, South Carolina, and Georgia, including those locations acquired in the Citizens South merger. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. We strive to develop a personal relationship with our customers so that we are positioned to anticipate and address their financial needs.

Non-GAAP Financial Measures

In addition to traditional capital measures, management uses tangible assets, tangible common equity, asset quality measures excluding acquisitions, and related ratios and per-share measures, as well as net interest margin excluding accelerated accretion, each of which is a non-GAAP financial measure. Management uses tangible assets and tangible common equity and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers. Management uses asset quality measures excluding acquisitions to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers. Management uses net interest margin excluding accelerated accretion to evaluate its core earnings.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the unaudited condensed consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	September 30,
	2012
	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$1,110,188
Less: intangible assets	4,337
Tangible assets	$1,105,851

Total common equity	$195,804
Less: intangible assets	4,337
Tangible common equity	$191,467

Tangible common equity	191,467
Divided by: tangible assets	1,105,851
Tangible common equity to tangible assets	17.31%

	Three months ended		Nine months ended
	September 30,	June 30,	September 30,
	2012	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Net interest margin excluding accelerated mark accretion
Net interest income	$9,971	$10,099	$31,792
Less: accelerated mark accretion	17	(277)	(1,729)
Net interest income excluding accelerated mark accretion	9,988	9,822	30,063
Divided by: average earning assets	998,669	1,012,579	1,008,300
Multiplied by: annualization factor	3.98	4.02	1.34
Net interest margin excluding accelerated mark accretion	3.98%	3.90%	3.98%

	September 30,	June 30,	December 31,
	2012	2012	2011*
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Asset quality measures and loan information excluding acquisition
Total loans	$708,283	$712,506	$759,047
Less: PCI loans acquired with Community Capital	(42,823)	(48,045)	(63,818)
Purchased performing loans acquired with Community Capital	(246,267)	(262,104)	(299,682)
Loans excluding acquired loans (originated loans)	$419,193	$402,357	$395,547

Allowance for loan losses	$9,207	$9,431	$10,154
Less: allowance related to acquired PCI loans	(291)	(254)	-
Allowance for loan losses excluding allowance related to PCI loans	8,916	9,177	10,154
Less: allowance related to acquired purchased performing loans	(345)	(345)	-
Allowance for loan losses related to nonacquired loans	$8,571	$8,832	$10,154
Divided by: loans excluding acquisition	419,193	402,357	395,547
Allowance for loan losses to loans excluding acquisition	2.04%	2.20%	2.57%

Allowance for loan losses related to acquired purchased performing loans	345	345	-
Divided by: purchased performing loans	246,267	262,104	299,682
Allowance for loan losses related to acquired purchased performing loans to purchased performing loans	0.14%	0.13%	0.00%

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of GAAP and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the Company's audited consolidated financial statements and accompanying notes (the “2011 Audited Financial Statement”) included in the 2011 Form 10-K. While all of these policies are important to understanding our financial statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic conditions, independent loan reviews performed periodically by third parties, delinquency information, management's internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment. Additional information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans to the 2011 Audited Financial Statements, and Note 6 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this form 10-Q.

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

As of September 30, 2012 and December 31, 2011, we had a net DTA in the amount of approximately $29.1 million and $31.1 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we consider it appropriate not to establish a DTA valuation allowance at either September 30, 2012 or December 31, 2011.

In evaluating whether we will realize the full benefit of our net DTA, we considered projected earnings, asset quality, liquidity, capital position (which will enable us to deploy capital to generate taxable income), growth plans, and similar factors. In addition, we considered the previous twelve quarters of income (loss) before income taxes in determining the need for a valuation allowance, which is called the cumulative loss test. For the year ended 2011, we incurred a loss, primarily because of the increased provision for loan losses, which resulted in the failure of the cumulative loss test. Significant negative trends in credit quality, losses from operations, and similar factors could affect the realizability of the DTA in the future.

Additional information regarding our income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 7 —Income Taxes to the Unaudited Financial Statements.

Financial Condition at September 30, 2012 and December 31, 2011

Total assets of $1.1 billion at September 30, 2012 were flat compared to December 31, 2011. During the nine months, cash, interest-earning balances and Federal funds sold increased $78.0 million, or 273%, and investment securities available-for-sale decreased $23.3 million, or 11%, while loans decreased $51.0 million, or 7%, and non-marketable equity securities decreased $3.9 million, or 46%.

Total liabilities at September 30, 2012 were $914.4 million, a decrease of $8.8 million, or 1.0%, over total liabilities of $923.2 million at December 31, 2011. Total deposits decreased $15.0 million, or 1.8% and total borrowings increased $6.7 million, or 10.7%, during the first nine months of 2012. Total borrowings included $6.9 million in Tier 2-eligible subordinated debt at September 30, 2012 and December 31, 2011, and $5.7 million and $5.4 million of Tier 1-eligible subordinated debt (after acquisition accounting fair market value adjustments) at September 30, 2012 and December 31, 2011, respectively.

Total shareholders' equity increased $5.8 million, or 3%, during the first nine months to $195.8 million at September 30, 2012. This increase resulted from net income for the nine months ended September 30, 2012 of $3.0 million, $1.2 million in accumulated other comprehensive income from unrealized securities gains, and $1.5 million of share-based compensation expense.

The following table reflects selected ratios for the Company for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011:

Selected Ratios

	Nine months ended		Twelve months
	September 30,		ended
	(annualized)		December 31,
	2012	2011	2011*
Return on Average Assets	0.36%	-1.95%	-1.20%

Return on Average Equity	2.08%	-6.82%	-4.69%

Period End Equity to Total Assets	17.64%	29.98%	17.07%

* Derived from audited financial statements.

Investments and Other Interest-earning Assets

Investment securities decreased $23.3 million, or 11.1%, to $186.8 million at September 30, 2012, from $210.1 million at December 31, 2011. These securities were sold to provide the necessary cash consideration for the merger with Citizens South. Purchases of investment securities available-for-sale were $51.7 million for the nine months ended September 30, 2012. Proceeds from the sales, calls, and maturities of investment securities available-for-sale totaled $77.5 million for the nine months ended September 30, 2012, resulting in gains on the sale of securities available-for-sale of $1.5 million. Our investment portfolio consists of U.S. government agency securities, residential mortgage-backed securities, municipal securities and other debt instruments. At September 30, 2012, our investment portfolio had a net unrealized gain of $6.6 million compared to a $4.7 million net unrealized gain at December 31, 2011. There were no securities with an unrealized loss deemed to be other than temporary at September 30, 2012 or December 31, 2011.

At September 30, 2012, we had $22.2 million in federal funds sold, and $37.3 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with no federal funds sold and $10.1 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2011.

Loans

We consider asset quality to be of primary importance, and we employ a formal internal loan review process to ensure adherence to lending policies as approved by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with an individual, or relationship, exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, LTV, risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total exposure. A management-level loan committee is responsible for approving all credits with $1 million or greater in cumulative related exposure.

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

All acquisition, construction and development loans (“AC&D”), commercial and consumer, are subject to our policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Reports generated regarding AC&D loans include status of the project, summary of customer correspondence, site visit update when performed, review of risk grade and impairment analysis, if applicable. As of September 30, 2012, approximately 39% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our HELOC portfolio, which totals approximately $83 million as of September 30, 2012, of which approximately 59% is secured by second mortgages and approximately 41% is secured by first mortgages. All loans are assigned an internal risk grade and monitored by the credit administration function in the same fashion as commercial loans. Aside from loan committee, loan review and watch list meetings, loans are also monitored for delinquency through periodic past due meetings.

At September 30, 2012, total loans were $708.3 million compared to $759.0 million at December 31, 2011. This decline included a $74.4 million, or 20%, reduction in acquired loans to $289.1 million offset by an increase of $23.6 million, or 6%, in non-acquired loans to $419.2 million. The decline in acquired loans reflects higher than expected reductions in targeted CRE- investor income producing and AC&D loans, repayments resulting from the improved condition of certain borrowers in multiple loan categories and the reclassification of purchased performing loans for which a “major modification” has occurred. Such reclassifications for the first nine months of 2012 totaled approximately $15 million. The increase in non-acquired loans reflects these reclassifications as well as modest loan growth. Competition for commercial and industrial loans (“C&I”) as well as price competition on all loans remains high in our markets. However, the pipeline of new loan opportunities is strong, particularly associated with C&I borrowers, for which we believe market conditions are currently more attractive. Additionally, we have successfully worked out or resolved many problem loans either through payoff or foreclosure.

Asset Quality and Allowance for Loan Losses

The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic conditions, independent loan reviews performed periodically by third parties, delinquency information, management's internal review of the loan portfolio, and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any segment.

Our Allowance for Loan Losses Committee (the “Allowance Committee”) is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and the Audit Committee of the board of directors in developing and achieving our allowance methodology and practices. We introduced certain enhancements to our allowance methodology during the fourth quarter of 2011, and further refinements were implemented during the second quarter of 2012. Additional information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 6 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements.

The following table provides a breakdown of the components of our allowance for loan losses by loan segment and its contribution to the allowance at September 30, 2012:

Allowance Allocation by Component

	Specific Reserve		Quantitative Reserve		Qualitative Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$115	1.25%	$1,018	11.06%	$73	0.79%
CRE - owner-occupied	-	0.00%	188	2.04%	139	1.51%
CRE - investor income producing	-	0.00%	1,069	11.61%	217	2.36%
AC&D	-	0.00%	3,393	36.85%	68	0.74%
Other commercial	-	0.00%	3	0.03%	8	0.09%
Consumer:
Residential mortgage	251	2.73%	200	2.17%	40	0.43%
Home equity lines of credit	157	1.71%	1,136	12.34%	83	0.90%
Residential construction	-	0.00%	694	7.54%	24	0.26%
Other loans to individuals	-	0.00%	29	0.31%	11	0.12%
Purchase credit-impaired	291	3.16%	-	0.00%	-	0.00%
	$814	8.84%	$7,730	83.96%	$663	7.20%

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

The allowance for loan losses was $9.2 million, or 1.32% of total loans, at September 30, 2012, compared to $10.2 million, or 1.34% of total loans, at December 31, 2011. We had $2.0 million in net charge-offs during the nine months ended September 30, 2012 compared to $10.9 million during the corresponding period in 2011. The reduction in total allowance dollars and improved charge-off levels during the first nine months of 2012 reflects the overall decline in gross loans and resolution of problem loans either via payoff or foreclosure as well as management's current expectation of continued credit quality improvement in the portfolio. Additionally, the use of historical factors in the allowance methodology resulted in reductions from December 31, 2011 in several portfolios. The allowance for loan losses related to non-acquired loans represented 2.08% of non-acquired loans at September 30, 2012, compared to 2.57% of non-acquired loans at December 31, 2011. The allowance for loan losses related to purchased performing loans represented 0.14% of purchased performing loans at September 30, 2012. There was no allowance for loan losses related to purchased performing pools at December 31, 2011. The remaining fair value mark on the purchased performing portfolio at September 30, 2012 and December 31, 2011 was $7.9 million and $11.2 million, respectively. The need for an allowance on this portfolio is evaluated by management on a quarterly basis. Allowance for loan losses excluding acquired loans and the allowance related to purchased performing loans, and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above. Management periodically evaluates its credit policies and procedures to confirm that they effectively manage risk and facilitate appropriate internal controls.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing TDRs, accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, decreased $5.5 million, or 15.2%, to $30.7 million at September 30, 2012 from $36.2 million at December 31, 2011. The improvement in nonperforming assets reflects stabilizing economic conditions in the Company's markets, continued management focus on problem assets and continued discipline in the origination of new loans.

Nonperforming assets included a $164 thousand loan past due 90 days or more and still accruing interest at September 30, 2012. This loan is secured and considered fully collectible at September 30, 2012. There were no loans past due 90 days or more and still accruing interest at December 31, 2011. Accruing TDRs totaled $7.7 million and $4.0 million at September 30, 2012 and December 31, 2011, respectively

Nonaccrual loans were $9.8 million at September 30, 2012, a decrease of $6.5 million, or 39.8%, from nonaccrual loans of $16.2 million at December 31, 2011. We have successfully worked out or resolved many problem loans either through payoff or foreclosure. At September 30, 2012, nonaccrual TDR loans were $3.5 million and are included in the nonaccrual loan amounts noted. There was no recorded allowance on these loans. At December 31, 2011, nonaccrual TDR loans were $6.9 million and had no recorded allowance.

We grade loans with a risk grade scale of 10 through 90, with grades 10 through 50 representing “pass” loans, grade 60 representing “special mention” and grades, 70 and higher representing “classified” credit grades, respectively. Loans are reviewed on a regular basis internally, and at least annually by an external loan review group, to ensure loans are graded appropriately. Credits are reviewed for past due trends, declining cash flows, significant decline in collateral value, weakened guarantor financial strength, management concerns, market conditions and other factors that could jeopardize the repayment performance of the loan. Documentation deficiencies including collateral perfection and outdated or inadequate financial information are also considered in grading loans.

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the loan and risk committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and selected other loans as deemed appropriate. At September 30, 2012, we maintained “watch loans” totaling $42.8 million compared to $51.2 million at December 31, 2011. Currently all loans on our watch list carry a risk grade of 50 or worse. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

At September 30, 2012, OREO totaled $13.0 million compared to $14.4 million at December 31, 2011. All OREO properties have been written down to their respective fair values, based on our most recent appraisals.

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

Total deposits at September 30, 2012 were $831.7 million, a decrease of $15.0 million, or 1.8%, from December 31, 2011. Demand deposits increased $23.2 million, or 16.3%, and represented 20% of total deposits at September 30, 2012. Money market, NOW and savings deposits increased $3.3 million, or 0.9%. Non-brokered time deposits decreased $54.5 million, or 22%, due to re-pricing certain acquired deposits to enhance profitability. The increases in demand, money market, NOW and savings deposits reflects both the merger with Community Capital and the Company's organic growth initiatives. Finally, brokered deposits increased $8.5 million, or 7%, reflecting the final re-funding associated with $80 million in Community Capital FHLB borrowings that were repaid in conjunction with that acquisition. The following is a summary of deposits at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011
Noninterest bearing demand deposits	$165,899	$142,652
Interest-bearing demand deposits	88,319	85,081
Money market deposits	230,937	227,020
Savings	22,532	21,867
Brokered deposits	131,570	123,118
Time deposits	192,418	246,899
Total depostis	$831,675	$846,637

Total borrowings increased $6.7 million, or 10.7%, to $68.7 million at September 30, 2012 compared to $62.1 million at December 31, 2011, as we increased FHLB borrowings to lock in term funding at attractive rates. Borrowings at September 30, 2012 include $5.7 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt and $6.9 million of Tier 2-eligible subordinated debt.

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$11,431	$5,211	$6,220	119.4%	$36,471	$16,224	$20,247	124.8%
Gross interest expense	1,460	1,357	103	7.6%	4,679	4,642	37	0.8%
Net interest income	9,971	3,854	6,117	158.7%	31,792	11,582	20,210	174.5%

Provision for loan losses	7	568	(561)	-98.8%	1,029	8,275	(7,246)	-87.6%

Noninterest income	3,318	105	3,213	3060.0%	7,801	214	7,587	3545.3%
Noninterest expense	12,203	5,210	6,993	134.2%	34,008	14,911	19,097	128.1%
Net income (loss) before taxes	1,079	(1,819)	2,898	-159.3%	4,556	(11,390)	15,946	-140.0%

Income tax expense (benefit)	459	(443)	902	-203.6%	1,535	(4,013)	5,548	-138.3%

Net income (loss)	$620	$(1,376)	$1,996	-145.1%	$3,021	$(7,377)	$10,398	-141.0%

Net Income (Loss). Net income for the three months ended September 30, 2012 was $620 thousand compared to a net loss of $1.4 million for the same period in 2011. Net income for the nine months ended September 30, 2012 was $3.0 million compared to a net loss of $7.4 million for the same period in 2011. The increase in net income in both the three- and nine-month periods were the result of the inclusion of Community Capital operations and the reduction in the provision for loan losses and, for the nine-month period, the accelerated accretion of income associated with the acquired loan portfolio.

Annualized return on average assets improved during the nine-month period ended September 30, 2012 to 0.36% from (1.95)% for the same period in 2011. Annualized return on average equity also improved from (6.82)% for the nine-month period ended September 30, 2011 to 2.08% for the same period in 2012.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management's responses to changes in interest rates through asset/liability management. Net interest income increased to $6.1 million for the three-month period ended September 30, 2012 from $3.9 million for the same period in 2011. During the nine-month period ended September 30, 2012, net interest income was $31.8 million as compared to $11.6 million in 2011, an increase of $20.2 million, or 174%. These increases reflect the inclusion of Community Capital in the first nine months of 2012.

Net interest income for the three-month and nine-month periods ended September 30, 2012 also includes $17 thousand of reversal of accelerated accretion and $1.7 million of accelerated accretion from credit and interest rate marks, respectively, associated with acquisition accounting adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. This accelerated accretion, which was not anticipated, resulted from a combination of (i) borrowers repaying loans faster than required by their contractual terms; and (ii) customer-driven restructuring related to loan rates and/or terms which effectively result in a new loan under the contractual cash flow method of accounting. In both instances, the remaining acquisition accounting fair value marks associated with the loan are fully accreted into interest income.

Total average interest-earning assets increased by $429.9 million, or 76%, to $1.0 billion for the three months ended September 30, 2012 from $568.72 million for the same period in the previous year. Total average interest-earning assets increased by $427.9 million, or 74%, to $1.0 billion for the nine months ended September 30, 2012 from $580.4 million for the same period in the previous year. These increases were driven primarily by the addition of Community Capital assets following the merger on November 1, 2011.

Average balances of total interest-bearing liabilities increased in the three-month period ended September 30, 2012, with average total interest-bearing deposit balances increasing by $314.5 million, or 88.6%, to $669.4 million from $354.9 million for the same period in 2011. Average brokered deposits for the three months ended September 30, 2012 increased by $42.0 million from the corresponding period in 2011. Average interest-bearing liabilities increased in the first nine months of 2012, with average interest-bearing deposit balances increasing by $323.3 million, or 89%, to $688.4 million from $365.1 million for the same period in 2011. Average brokered deposits for the nine months ended September 30, 2012 increased by $44.6 million from the corresponding period in 2011. These increases are a result of the addition of Community Capital.

Our net interest margin increased from 2.69% in the three-month period ended September 30, 2011 to 3.97% in the corresponding period in 2012, and increased from 2.67% in the nine-month period ended September 30, 2011 to 4.21% in the corresponding period in 2012. The increase in net interest margin reflects the accretion from credit and interest rate marks associated with acquisition accounting adjustments and reduced funding costs due, primarily, to lower pricing on interest bearing deposits.

Our net interest margin, excluding the accelerated accretion discussed above, was 3.98%, for the three-month period ended September 30, 2012 and 5.69%, for the nine-month period ended September 30, 2012. Net interest margin excluding accelerated accretion is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following tables summarize net interest income and average yields and rates paid for the periods indicated (dollars in thousands):

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$719,397	$10,346	5.72%	$368,670	$4,283	4.61%
Federal funds sold	26,374	16	0.24%	36,505	22	0.24%
Taxable investment securities	202,152	848	1.68%	120,423	681	2.24%
Tax-exempt investment securities	17,774	187	4.21%	16,201	181	4.42%
Other interest-earning assets	32,972	34	0.41%	28,906	44	0.60%

Total interest-earning assets	998,669	11,431	4.55%	570,705	5,211	3.62%

Allowance for loan losses	(9,586)			(10,698)
Cash and due from banks	17,902			14,315
Premises and equipment	24,986			5,087
Other assets	80,951			27,619

Total assets	$1,112,922			$607,028

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$83,813	$61	0.29%	$12,770	$3	0.09%
Savings and money market	249,760	278	0.44%	107,069	155	0.57%
Time deposits - core	199,843	301	0.60%	141,154	487	1.37%
Time deposits - brokered	135,950	331	0.97%	93,906	381	1.61%
Total interest-bearing deposits	669,366	971	0.58%	354,899	1,026	1.15%
Federal Home Loan Bank advances	55,000	149	1.08%	20,000	140	2.78%
Other borrowings	13,883	340	9.74%	8,418	191	9.00%
Total borrowed funds	68,883	489	2.82%	28,418	331	4.62%

Total interest-bearing liabilities	738,249	1,460	0.79%	383,317	1,357	1.40%

Net interest rate spread		9,971	3.77%		3,854	2.22%

Noninterest-bearing demand deposits	165,050			44,119
Other liabilities	13,610			5,218
Shareholders' equity	196,013			174,374

Total liabilities and shareholders' equity	$1,112,922			$607,028

Net interest margin			3.97%			2.68%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields for the three months ended September 30, 2012 include accretion from acquisition accounting adjustments associated with acquired loans.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$731,617	$31,144	5.69%	$383,778	$13,491	4.71%
Federal funds sold	21,992	38	0.23%	48,555	85	0.23%
Taxable investment securities	214,038	2,928	1.82%	121,032	2,046	2.29%
Tax-exempt investment securities	17,764	559	4.20%	15,634	533	4.55%
Other interest-earning assets	22,889	73	0.43%	13,430	69	0.66%

Total interest-earning assets	1,008,300	34,742	4.60%	582,429	16,224	3.74%

Allowance for loan losses	(9,518)			(11,569)
Cash and due from banks	16,349			17,424
Premises and equipment	24,656			4,757
Other assets	83,820			20,637

Total assets	$1,123,607			$613,678

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$82,108	$195	0.32%	$11,737	$11	0.13%
Savings and money market	245,633	804	0.44%	90,918	464	0.68%
Time deposits - core	217,660	1,133	0.70%	164,059	1,870	1.52%
Time deposits - brokered	142,990	1,040	0.97%	98,356	1,304	1.77%
Total interest-bearing deposits	688,391	3,172	0.62%	365,070	3,649	1.34%
Federal Home Loan Bank advances	56,095	457	1.09%	20,000	422	2.82%
Other borrowings	14,143	1,050	9.92%	8,276	571	9.22%
Total borrowed funds	70,238	1,507	2.87%	28,276	993	4.70%

Total interest-bearing liabilities	758,629	4,679	0.82%	393,346	4,642	1.58%

Net interest rate spread		30,063	3.78%		11,582	2.16%

Noninterest-bearing demand deposits	156,889			40,322
Other liabilities	13,830			4,527
Shareholders' equity	194,259			175,483

Total liabilities and shareholders' equity	$1,123,607			$613,678

Net interest margin			3.98%			2.67%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields for the nine months ended September 30, 2012 include accretion from acquisition accounting adjustments associated with acquired loans.

Provision for Loan Losses. Our provision for loan losses decreased $0.6 million, or 72.3%, to $7 thousand during the three months ended September 30, 2012, from $568 thousand during the corresponding period in 2011. For the nine months ended September 30, 2012, our provision decreased $7.2 million, or 87.6%, to $1.1 million from $8.3 million during the corresponding period in 2011. The decrease in the provision, in all periods presented, is a result of both a reduction in outstanding loans and improvement in the quality of our loans. Included in the provision for loan losses for the three and nine months ended September 30, 2012 was a net impairment charge for $37 thousand and $0.3 million, respectively, in allowance associated with two purchased credit-impaired (“PCI”) pools. We had $0.2 million in net charge-offs during the three months ended September 30, 2012 compared to $2.0 million during the corresponding period in 2011. Year-to-date net charge-offs in 2012 were $2.0 million compared to $10.9 million during the first nine months of 2011. The portion of charge-offs attributable to acquired loans for the three and nine months ended September 30, 2012 was $18 thousand and $114 thousand, respectively.

Noninterest Income. The following table presents components of noninterest income for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change		2012	2011	Change
	(Unaudited)		$	%	(Unaudited)		$	%

Service charges on deposit accounts	$324	$23	$301	1308.7%	$935	$74	$861	1163.5%
Income from fiduciary activities	605	-	605	100.0%	1,700	-	1,700	100.0%
Commissions and fees from investment brokerage	61	-	61	100.0%	226	-	226	100.0%
Gain on sale of securities available for sale	989	-	989	100.0%	1,478	20	1,458	7290.0%
Mortgage banking income	662	-	662	100.0%	1,663	-	1,663	100.0%
Income from bank-owned life insurance	294	52	242	100.0%	813	52	761	100.0%
Other noninterest income	383	30	353	1176.7%	986	68	918	1350.0%

Total noninterest income	$3,318	$105	$3,213	3060.0%	$7,801	$214	$7,587	3545.3%

Noninterest income has not historically been a major component of our earnings. However, as a result of the merger with Community Capital, noninterest income increased $3.2 million to $3.3 million for the three months ended September 30, 2012 from $0.1 million for the three months ended September 30, 2011. The increase includes (i) a $ 301 thousand increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; (ii) $666 thousand in income from fiduciary activities associated with new asset management, investment brokerage and trust services; and (iii) $662 thousand in gain on sale of loans associated with new mortgage brokerage activities. In addition, in the third quarter of 2011, we purchased $8 million of bank-owned life insurance to partially fund the cost of employer-provided benefits and we acquired an additional $18.1 million of bank-owned life insurance through the merger with Community Capital. Income from bank-owned life insurance was $294 thousand for the three months ended September 30, 2012. Additionally, we recognized $989 thousand in gains on sales of available-for-sale securities during the three months ended September 30, 2012. Noninterest income for the three months ended September 30, 2011 consisted primarily of $23 thousand in service charges on deposit accounts, $52 thousand in income from bank-owned life insurance, and $30 thousand in other interest income.

Noninterest income increased $7.6 million for the nine months ended September 30, 2012 to $7.8 million, from $214 thousand for the nine months ended September 30, 2011. The increase includes (i) a $861 thousand increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; (ii) $1.9 million in income from fiduciary activities associated with new asset management, investment brokerage and trust services; and (iii) $1.7 million in gains on sale of loans associated with new mortgage brokerage activities. Income from bank-owned life insurance was $813 thousand for the nine months ended September 30, 2012. Gains on sale of securities available-for-sale were $1.5 million for the nine months ended September 30, 2012 and other noninterest income was $986 thousand for the nine-month period. Noninterest income for the nine months ended September 30, 2011 consisted of $74 thousand in service charges on deposit accounts, $20 thousand in gains on sale of securities available-for-sale, $52 thousand in income from bank-owned life insurance, and $68 thousand in other noninterest income.

Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $12.2 million for the three months ended September 30, 2012, an increase of 134.2% from $5.2 million for the corresponding period in 2011, primarily due to the inclusion of results from Community Capital and increased personnel expenses related to our change in business plan. Also included in noninterest expense are merger-related expenses of $1.4 million and $496 thousand for the three months ended September 30, 2012 and 2011, respectively.

Total noninterest expense was $34.0 million for the nine months ended September 30, 2012, an increase of $19.1 million or 128.1%, compared to $14.9 million for the same period in 2011. Merger-related expenses totaled $2.7 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents components of noninterest expense for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

Noninterest Expense

	Three months ended				Nine months ended
	September 30,				September 30,
	2012	2011	Change		2012	2011	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$6,297	$3,051	$3,246	106.4%	$18,303	$8,533	$9,770	114.5%
Occupancy and equipment	928	388	540	139.2%	2,712	971	1,741	179.3%
Advertising and promotion	144	115	29	25.2%	413	240	173	72.1%
Legal and professional fees	1,198	721	477	66.2%	2,113	2,233	(120)	-5.4%
Deposit charges and FDIC insurance	261	129	132	102.3%	777	603	174	28.9%
Data processing and outside service fees	784	123	661	537.4%	2,772	347	2,425	698.8%
Communication fees	198	51	147	288.2%	626	113	513	454.0%
Postage and supplies	110	58	52	89.7%	431	144	287	199.3%
Core deposit intangible amortization	102	-	102	100.0%	307	-	307	100.0%
Net cost of operation of other real estate owned	964	101	863	854.5%	2,295	429	1,866	435.0%
Loan and collection expense	434	180	254	141.1%	974	375	599	159.7%
Other noninterest expense	783	293	490	167.2%	2,285	923	1,362	147.6%

Total noninterest expense	$12,203	$5,210	$6,993	134.2%	$34,008	$14,911	$19,097	128.1%

Salaries and employee benefits expenses increased $3.2 million, or 106.4%, to $6.3 million in the third quarter of 2012, compared to $3.1 million in the comparable period of 2011. The increase is primarily due to the merger with Community Capital and increases in compensation and related benefits for the expanded management team and other added personnel. Additionally, approximately $260 thousand was accrued during the quarter for severance packages. Salaries and employee benefits expenses increased $9.8 million, or 114.5%, to $18.3 million for the nine months ended September 30, 2012 from $8.5 million for the nine months ended September 30, 2011. Compensation expense for share-based compensation plans was $508 thousand in the third quarter of 2012 compared to $479 thousand in the comparable period of 2011 and was $1.5 million for the nine months ended September 30, 2012, compared to $1.4 million for the nine months ended September 30, 2011.

Occupancy and equipment expenses increased $540 thousand, or 139.2%, to $928 thousand in the third quarter of 2012, compared to $388 thousand in the comparable period of 2011. The increase is primarily due to the opening of de novo offices during 2011 to support our organic growth initiatives as well as the acquisition of property in connection with the merger with Community Capital. Occupancy and equipment expenses increased $1.7 million, or 179.3%, to $2.7 million for the nine months ended September 30, 2012, compared to $971 thousand for the nine months ended September 30, 2011.

Legal and professional fees increased $477 thousand, or 66.2%, to $1.2 million in the third quarter of 2012, compared to $721 thousand in the comparable period of 2011. The increase is primarily due to fees associated with the merger with Citizens South, primarily investment bankers fees, legal fees for regulatory filings and outside contractors used for due diligence. Legal and professional fees decreased $120 thousand, or 5.4% to $2.1 million for the nine months ended September 30, 2012, compared to $2.2 million for the nine months ended September 30, 2011. The decrease is primarily due to fees paid in 2011 associated with the Company becoming a public company, as well as the fees paid in 2011 associated with the Community Capital merger.

Data processing and outside service fees increased $132 thousand, or 102.3%, to $261 thousand in the third quarter of 2012 compared to $129 thousand in the comparable period of 2011. The increase is primarily due to the inclusion of expenses from Community Capital. Data processing and outside service fees increased $2.4 million, or 698.8% to $2.8 million for the nine months ended September 30, 2012, compared to $347 thousand for the nine months ended September 30, 2011. Included in the 2012 increase is $676 thousand in expenses associated with the termination fee for the legacy Community Capital core system conversion.

Net cost of operation of other real estate increased $863 thousand, or 854.5%, to $964 thousand in the third quarter of 2012 compared to $101 thousand in the comparable period of 2011. For the nine months ended September 30, 2012, net cost of operation of other real estate was $2.3 million, an increase of $1.9 million, or 435.0%, from $429 thousand for the nine months ended September 30, 2011. Loan collection expense increased $254 thousand, or 141.1%, to $434 thousand in the third quarter of 2012 compared to $180 thousand in the comparable period of 2011. For the nine months ended September 30, 2012, loan collection expense was $974 thousand, an increase of $599 thousand, or 159.7%, from $375 thousand for the nine months ended September 30, 2011. The increase in both categories resulted from the economic downturn and its effect on our asset quality.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended September 30, 2012, we recognized income tax expense of $0.5 million compared to an income tax benefit of $1.8 million for the same period in 2011. For the nine months ended September 30, 2012, we recognized income tax expense of $1.5 million compared to an income tax benefit of $4.0 million for the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 is 33.69% compared to 35.23% for the same period in 2011. The change in the effective tax rate was due to the amount of tax-exempt income and nondeductible merger-related expenses relative to the size of pre-tax income. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at September 30, 2012 was 32.3% compared to 28.8% at December 31, 2011. Both ratios exceeded our minimum internal target of 10%. In addition, at September 30, 2012, we had $81.1 million of credit available from the FHLB, $69.0 million from the Federal Reserve Discount Window, and available lines totaling $85.0 million from correspondent banks.

At September 30, 2012, we had $145.7 million of pre-approved but unused lines of credit, $3.4 million of standby letters of credit and $1.1 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders' equity, subject to certain adjustments for regulatory purposes. Shareholders' equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders' equity on September 30, 2012 was $195.8 million compared to the December 31, 2011 balance of $190.1 million. The $5.8 million increase was the result of net income for the nine months ended September 30, 2012 of $3.0 million, $1.2 million in accumulated other comprehensive income from unrealized securities gains and $1.5 million of share-based compensation expense.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders' equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At September 30, 2012, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of Federal regulatory requirements.

			Regulatory Minimums
			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions
	September 30, 2012	December 31, 2011	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$165,345	$160,122
Tier 2 capital	16,102	17,049

Total capital	$181,447	$177,171

Risk-weighted assets	$774,035	$819,762

Average assets for Tier 1	$1,074,410	$901,067

Risk-based capital ratios
Tier 1 capital	21.36%	19.53%	4.00%	6.00%
Total capital	23.44%	21.61%	8.00%	10.00%
Tier 1 leverage ratio	15.39%	17.77%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$109,231	$100,147
Tier 2 capital	16,102	16,998

Total capital	$125,333	$117,145

Risk-weighted assets	$763,026	$808,163

Average assets for Tier 1	$1,019,954	$646,846

Risk-based capital ratios
Tier 1 capital	14.32%	12.39%	4.00%	6.00%
Total capital	16.43%	14.50%	8.00%	10.00%
Tier 1 leverage ratio	10.71%	15.48%	4.00%	5.00%

The Bank has committed to its regulators to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the Public Offering.

In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency each issued Notices of Proposed Rulemaking (the “Proposals”) for three sets of capital rules that would revise the general risk-based capital rules to make them consistent with heightened international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). While Basel III proposed a capital regime intended only for large internationally active banks, the Proposals extend the proposed capital standards to all U.S. banks, as well as to all bank holding companies with $500 million or in consolidated assets, including the Company and the Bank. The Proposals were subject to comment through October 22, 2012.

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

If adopted as proposed, the rules would be effective as of January 1, 2013, although full compliance with most aspects would not be required until January 1, 2019. Transition periods apply in several areas of the Proposals, including the gradual phase-out of certain non-qualifying capital instruments like trust-preferred securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 14 of the 2011 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we were not involved in any unconsolidated SPE transactions.

Impact of Inflation and Changing Prices

We have an asset and liability make-up that is distinctly different from that of an entity with substantial investments in plant and inventory because the major portions of a commercial bank's assets are monetary in nature. As a result, our performance may be significantly influenced by changes in interest rates. Although the Company and the banking industry are more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Interest Rate Sensitivity

The Committee actively evaluates and manages interest rate risk using a process developed by the Company. The Committee is also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.

The primary measures that management uses to evaluate short-term interest rate risk include (i) cumulative gap summary, which measures potential changes in cash flows should interest rates rise or fall; (ii) net interest income at risk, which projects the impact of different interest rate scenarios on net interest income over one-year and two-year time horizons; and (iii) economic value of equity at risk, which measures potential long-term risk in the balance sheet by valuing our assets and liabilities at “market” under different interest rate scenarios.

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

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 30.0% over the next twelve months. We currently operate well within these guidelines. However, the current interest rate environment creates an unusual scenario; specifically, our earnings may be negatively impacted by either a significant increase or decrease in short-term interest rates. As of September 30, 2012, based on the results of this simulation model, we could expect net interest income to decrease by approximately 5.4% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. Concurrently, if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 1.1% over twelve months given that we are currently in a slight liability-sensitive position. At December 31, 2011, the simulation model results showed that we could expect net interest income to decrease by approximately 4.4% over twelve months if short-term interest rates immediately decreased by 300 basis points, and if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 8.5% over twelve months.

We use multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. In May 2011, our interest rate swap that was accounted for as a cash flow hedge terminated. The swap had a notional amount of $40 million that was purchased on May 16, 2008 to protect us from falling rates. We received a fixed rate of 6.22% for a period of three years, and paid the prime rate for the same period. During the three and nine months ended September 30, 2011, we recorded $0.1 million and $0.3 million, respectively, of income from this instrument.

As of September 30, 2012, we maintained six loan swaps accounted for as fair value hedges. The aggregate original notional amount of these swaps was $13.6 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. During the second quarter of 2012, one of our loan swaps was unwound due to the refinancing of the related loan. The unwind fee was part of the loan refinancing and therefore there was no impact to our results for any of the periods presented These derivative instruments are carried at a fair market value of $(532) thousand and $(645) thousand at September 30, 2012 and December 31, 2011, respectively. We recorded interest expense on these loan swaps of $0.1 million and $0.3 million in the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0.4 million in the three and nine months ended September 30, 2011, respectively.

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

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At September 30, 2012, our cumulative one year gap was $(10.4) million, or -0.9% of total assets, indicating a net liability-sensitive position that is well within the policy guideline set by the Committee of 35%. Our cumulative one year gap at December 31, 2011 was $(20.0) million, or -3.2% of total assets.

The following table reflects our rate sensitive assets and liabilities by maturity as of September 30, 2012, prior to the merger with Citizens South. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
	Months	One Year	Years	Five Years	Total
	(Dollars in thousands)
At September 30, 2012:
Interest-earning assets:
Interest-bearing deposits	$37,256	$-	$-	$-	$37,256
Federal funds sold	22,165	-	-	-	22,165
Securities	8,627	25,386	85,120	67,669	186,802
Loans Held for Sale	6,095	-	-	-	6,095
Loans	297,757	149,613	236,429	24,484	708,283
Total interest-earning assets	371,900	174,999	321,549	92,153	960,601

Interest-bearing liabilities:
Demand deposits	17,665	-	40,375	30,279	88,319
MMDA and savings	253,469	-	-	-	253,469
Time deposits	67,339	183,220	71,248	2,181	323,988
Short term borrowings	1,135	-	-	-	1,135
Long term borrowings	40,697	-	20,000	6,895	67,592
Total interest-bearing liabilities	380,305	183,220	131,623	39,355	734,503

Derivatives	13,186	(7,036)	(6,150)	-	-

Interest sensitivity gap	$4,781	$(15,257)	$183,776	$52,798	$226,098
Cumulative interest sensitivity gap	$4,781	$(10,476)	$173,300	$226,098

Percentage of total assets		-0.94%

At December 31, 2011:
Interest-earning assets:
Interest-bearing deposits	$10,115	$-	$-	$-	$10,115
Federal funds sold	-	-	-	-	-
Securities	9,168	29,032	98,812	73,134	210,146
Loans	347,007	167,849	234,756	9,435	759,047
Total interest-earning assets	366,290	196,881	333,568	82,569	979,308

Interest-bearing liabilities:
Demand deposits	3,846	-	8,789	5,904	18,539
MMDA and savings	315,429	-	-	-	315,429
Time deposits	80,425	185,114	104,454	24	370,017
Short term borrowings	9,765	-	-	-	9,765
Long term borrowings	-	5,401	40,000	6,895	52,296
Total interest-bearing liabilities	409,465	190,515	153,243	12,823	766,046

Derivatives	16,834	-	(13,238)	(3,596)	-

Interest sensitivity gap	$(26,341)	$6,366	$167,087	$66,150	$213,262
Cumulative interest sensitivity gap	$(26,341)	$(19,975)	$147,112	$213,262

Percentage of total assets		-3.24%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

 See “Interest Rate Sensitivity” in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 for disclosures about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As previously disclosed, on June 6, 2012, a putative stockholder class action lawsuit was filed against Citizens South, Citizens South's directors and the Company in the Delaware Court of Chancery in connection with the merger agreement: Heath v. Kim S. Price, et al., C.A. No. 7601-VCP (Court of Chancery of the State of Delaware). The lawsuit asserts that the members of the Citizens South board of directors breached their fiduciary duties owed to Citizens South stockholders in connection with the approval of the proposed merger with the Company and that Citizens South and the Company aided and abetted the alleged breaches of fiduciary duty. On August 6, 2012, an amended complaint was filed adding an allegation that the members of the Citizens South board of directors breached their fiduciary duties of disclosure. The Company believes this lawsuit is without merit.

On September 12, 2012, the Company entered into a memorandum of understanding (the “MOU”) with plaintiffs and other named defendants regarding the settlement of the lawsuit, subject to approval by the Court. Pursuant to the terms of the MOU, the Company and Citizens South made available additional information to Citizens South's stockholders in the Company's Current Report on Form 8-K filed September 14, 2012. In return, the plaintiffs have agreed to the dismissal of the lawsuit with prejudice and to withdraw all motions filed in connection with the lawsuit. If a settlement reflecting the MOU is finally approved by the Court, it is anticipated that the settlement will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Citizens South merger, the Citizens South merger agreement and any disclosures made in connection therewith. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated.

Item 1A Risk Factors

There have been no material changes in risk factors previously disclosed in the Company's 2011 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, the Company did not have any unregistered sales of equity securities or repurchases of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of May 13, 2012 by and between Park Sterling Corporation and Citizens South Banking Corporation, incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-35032) filed May 17, 2012

3.1	Articles of Incorporation of the Company, as amended

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

4.1	Articles of Merger setting forth amendments to the Company's Articles of Incorporation to establish the terms of the SBLF Preferred Stock (included in Exhibit 3.1)

4.2	Specimen stock certificate for the SBLF Preferred Stock

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: November 9, 2012	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: November 9, 2012	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of May 13, 2012 by and between Park Sterling Corporation and Citizens South Banking Corporation, incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-35032) filed May 17, 2012

3.1	Articles of Incorporation of the Company, as amended

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

4.1	Articles of Merger setting forth amendments to the Company's Articles of Incorporation to establish the terms of the SBLF Preferred Stock (included in Exhibit 3.1)

4.2	Specimen stock certificate for the SBLF Preferred Stock

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934