Form 10-K
period 2012-12-31
Park Sterling Corp
filed 2013-03-15
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number 001-35032

PARK STERLING CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	27-4107242
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1043 E. Morehead Street, Suite 201
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

(704) 716-2134
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

As of June 30, 2012 the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $141,826,592 (based on the closing price of $4.71 per share on June 29, 2012). For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares of common stock of the registrant outstanding as of March 8, 2013 was 44,575,165.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders scheduled to be held on May 22, 2013 are incorporated by reference into Part III, Items 10-14.

PARK STERLING CORPORATION

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K, including information incorporated by reference in this document, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the merger with Citizens South Banking Corporation (“Citizens South”); the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; net interest margin trends and the impact of the acquired portfolio fair value mark; provision expense; noninterest income and noninterest expenses; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of share repurchases and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed elsewhere in this report, including Item 1A. “Risk Factors,” and  in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Citizens South merger within the expected time frames; increases in expected costs or decreases in expected savings or difficulties related to integration of the merger; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the effects of negative economic conditions or a “double-dip” recession, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; the impact of deterioration of the United States credit standing; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally or modification, extension or termination of the authorization by the board of directors, in each case impacting purchases of common stock; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 1.   Business

General

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At December 31, 2012, the Company’s primary operations and business were that of owning the Bank, with its main office located in Charlotte, North Carolina. The Company’s main office is located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204 and its phone number is (704) 716-2134.

The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank and is a wholly owned subsidiary of the Company.  The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina.  In August 2010, the Bank conducted an equity offering (the “Public Offering”), which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. As part of the Bank’s change in strategy, immediately following the Public Offering, the Bank reconstituted its board of directors and also reorganized its management team adding three new executive officers.

On January 1, 2011, the Company acquired all of the outstanding common stock of the Bank in exchange for shares of the Company’s Common Stock, on a one-for-one basis, in a statutory share exchange transaction effected under North Carolina law pursuant to which the Company became the bank holding company for the Bank. Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the holding company reorganization.

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

As part of our growth strategy, in November 2011 the Company acquired Community Capital Corporation (“Community Capital”), the parent company of Greenwood, South Carolina-based CapitalBank.  As a result of the merger of Community Capital into the Company, CapitalBank, which operated 18 branches in the Upstate and Midlands areas of South Carolina, became a wholly owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011. Community Capital contributed approximately $612.4 million in total assets, $388.2 million in total loans (including loans held for sale), $4.7 million in goodwill and intangibles, and $467.0 million in total deposits to the Company, after acquisition accounting fair market value adjustments.

In addition, on October 1, 2012 the Company acquired Citizens South Banking Corporation (“Citizens South”), the parent company of Citizens South Bank. As a result of the merger of Citizens South into the Company, Citizens South Bank, which operated 21 branches in North Carolina, South Carolina and Georgia, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash. The final transaction value was approximately $82.8 million based on the $4.94 per share closing price of the Common Stock on September 28, 2012. In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the United States Department of the Treasury (the “Treasury”) in connection with Citizens South’s participation in the Small Business Lending Fund program (“SBLF”) was converted into 20,500 shares of a substantially identical newly created series of our preferred stock, the Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). Citizens South contributed approximately $931.0 million in total assets, $683.5 million in total loans (including loans held for sale), $28.7 million in goodwill and intangibles, and $828.3 million in total deposits to the Company, after acquisition accounting fair market value adjustments.

Market Area

We conduct our business through the Bank from eighteen full-service branches in seven counties in North Carolina, twenty full-service branches and one drive-through facility in twelve counties in South Carolina and five  full-service branches in four counties in North Georgia. Twelve of our branches are located in the Charlotte-Gastonia-Rock Hill Metropolitan Statistical Area (“MSA”); five are in the Greenville-Mauldin-Easley MSA; four are in the Anderson MSA; three are in the Greenwood MSA; two each are in the Statesville-Mooresville MSA, Salisbury MSA, and Newberry MSA; and one each is in the Raleigh-Cary MSA, Wilmington MSA, Charleston-North Charleston-Summerville MSA, Spartanburg MSA and Columbia MSA. Our five North Georgia branches are not located in an identified MSA.

Through our branches and offices, we provide banking services to small and mid-sized businesses, owner-occupied and income-producing real estate owners, residential builders, institutions, professionals and consumers doing business or residing within our target markets.  We provide a wide range of banking products, including personal, business and non-profit checking accounts, IOLTA accounts, individual retirement accounts, business and personal money market accounts, certificates of deposit, overdraft protection, safe deposit boxes and online banking. Our lending activities include a range of short-to medium-term commercial (including asset-based lending), real estate, construction, residential mortgage and home equity and consumer loans, as well as long-term residential mortgages.  Our wealth management activities include investment management, personal trust services, institutional custody and investment brokerage services.  Our cash management activities include remote deposit capture, lockbox services, sweep accounts, purchasing cards, ACH and wire payments. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. We strive to develop a personal relationship with our customers so that we are positioned to anticipate and address their financial needs.

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

In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, commercial banks operating in our market areas may be required to compete not only with other North Carolina, South Carolina and Georgia -based financial institutions, but also with out-of-state financial institutions which may acquire North Carolina, South Carolina and Georgia institutions, establish or acquire branch offices in North Carolina, South Carolina and Georgia, or otherwise offer financial services across state lines, thereby adding to the competitive atmosphere of the industry in general.

Employees

As of March 8, 2013, we employed 482 people and had 455 full time equivalent employees. Each of these individuals is an employee of the Bank. There are no employees at the bank holding company level. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.

Subsidiaries

The Company’s primary subsidiary is the Bank. In addition, the Company has two wholly-owned non-consolidated subsidiaries, Community Capital Corporation Statutory Trust I and CSBC Statutory Trust I, which were used to issue $10.3 million and $15.5 million (before related acquisition accounting fair market value adjustments) , respectively, of trust preferred securities by these predecessor companies. The Company has fully and unconditionally guaranteed each trust’s obligations under the preferred securities. Proceeds from these securities were used by the predecessor companies to purchase junior subordinated notes in Community Capital and Citizens South, respectively, which constitute Tier I capital of the Company.

The Bank has two subsidiaries, Citizens South Financial Services, Inc., and Citizens Properties, LLC. Citizens South Financial Services, Inc. was formed in September 1981 and primarily owns stock in a title insurance company which was used by Citizens South Bank for certain real estate transactions and continues to operate as such. Citizens Properties, LLC was formed in January 2012 for the purpose of holding, managing and resolving certain real estate that was acquired through foreclosure, or other nonperforming and substandard assets, and continues to operate as such.

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

Financial Reform Legislation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. The following items provide brief descriptions of certain provisions of the Dodd-Frank Act.

Increased Capital Standards and Enhanced Supervision. The federal banking agencies were required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Effective July 28, 2011, these new standards were required to be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and can, in some cases, be higher. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

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

Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Corporate Governance. The Dodd-Frank Act addressed many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act, among other things: (i) granted shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (ii) enhanced independence requirements for compensation committee members; (iii) required companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (iv) provided the Securities and Exchange Commission (“SEC”) with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

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

 General. As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the “BHC Act”) and to inspection, examination and supervision by the Federal Reserve Board. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders and require that a bank holding company divest subsidiaries, including subsidiary banks. The Company is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of the Bank.

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

In addition to state and federal banking laws, regulations and regulatory agencies, the Company and the Bank are subject to various other laws, regulations and supervision and examination by other regulatory agencies, including with respect to the Company the SEC and the NASDAQ Global Stock Market (“NASDAQ”).

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

Interstate Banking and Branching.  Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of those acquisitions under state law, subject to certain exceptions. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, unless a state determined to “opt out” of coverage under this provision. Furthermore, the Interstate Banking and Branching Act provided that a bank may open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. North Carolina opted in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank could establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks to establish de novo branches in that state under substantially the same terms as allowed in North Carolina. Virginia also allowed de novo branching of out-of-state banks in Virginia on a reciprocal basis, but South Carolina and Georgia law only permitted interstate branching through acquisitions and not de novo branching by an out-of-state bank. The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as North Carolina, South Carolina, Georgia and Virginia. This law effectively now permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

The Dodd-Frank Act includes certain provisions concerning the capital regulations of U.S. banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under these provisions, trust preferred securities issued before May 19, 2010 by a bank holding company with total consolidated assets of less than $15 billion and treated as regulatory capital, such as those acquired by us in our mergers with Community Capital and Citizens South, are grandfathered, but any such securities issued later are not eligible for treatment as regulatory capital.

Each of the federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, also has established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. All other institutions must maintain a minimum leverage capital ratio of not less than 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. As a condition of its non-objection to our notice filed under the Change in Bank Control Act in connection with the Bank’s Public Offering, which occurred in August 2010, the FDIC has required that the Bank maintain a minimum leverage capital ratio of not less than 10% for three years following the completion of the Public Offering.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Generally, an institution will be treated as “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by any such regulatory authority to meet a specific capital level. An institution will be treated as “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% in some cases) and it is not considered a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% will be treated as “undercapitalized.” An institution that has total risk-based capital ratio of less than 6%, Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% will be treated as “significantly undercapitalized,” and an institution that has a tangible capital to assets ratio equal to or less than 2% will be deemed to be “critically undercapitalized.” Under these guidelines, the Bank was considered “well capitalized” as of December 31, 2012.

In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency each issued Notices of Proposed Rulemaking (the “Proposals”) for three sets of capital rules that would revise the general risk-based capital rules to make them consistent with heightened international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  While Basel III proposed a capital regime intended only for large internationally active banks, the Proposals extend the proposed capital standards to all U.S. banks, as well as to all bank holding companies with $500 million or in consolidated assets, including the Company and the Bank. The comment period on the Proposals ended October 22, 2012 and the agencies have yet to take final action on the Proposals.

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

Dividends and Repurchase Limitations. The payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law. In addition, as a bank holding company, the Company must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its consolidated net worth during any twelve-month period unless the Company (i) both before and after the repurchase satisfies capital requirements for "well capitalized" bank holding companies; (ii) is well managed; and (iii) is not the subject of any unresolved supervisory issues. In addition, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of, our common stock is subject to the restrictions and limitations set forth in our Series C Preferred Stock, which we issued in connection with the Citizens South merger  upon conversion of Citizens South’s preferred stock previously issued to the Treasury in connection with its participation in the SBLF Program. See Note 14 – Preferred Stock in the Company’s consolidated financial statements as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012, 2011 and 2010 and the notes thereto (the “Consolidated Financial Statements”) contained in Item 8. “Financial Statements and Supplementary Data,” of this report.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) new certification responsibilities for the Chief Executive Officer and the Chief Financial Officer with respect to the Company’s financial statements; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the federal securities laws.

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

Our growth strategy contemplates the future expansion of our business and operations both organically and by selective acquisitions such as through the establishment or acquisition of banks and banking offices in our market areas and other markets. Implementing these aspects of our growth strategy depends, in part, on our ability to successfully identify acquisition opportunities and strategic partners that will complement our operating philosophy and to successfully integrate their operations with ours, as well as generate loans and deposits of acceptable risk and expense. To successfully acquire or establish banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, we may not be able to identify suitable opportunities for further growth and expansion or, if we do, we may not be able to successfully integrate these new operations into our business.

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

It may be difficult to integrate the business of Citizens South and we may fail to realize all of the anticipated benefits of the acquisition of Citizens South.

If our costs to integrate the business of Citizens South into our existing operations are greater than anticipated or we are not able to achieve the anticipated benefits of the merger, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, loss of customers, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. Integration efforts also may divert management attention and resources.

We may incur losses on loans, securities and other acquired assets of Citizens South that are materially greater than reflected in our preliminary fair value adjustments.

We accounted for the Citizens South merger under the acquisition method of accounting, recording the acquired assets and liabilities of Citizens South at fair value based on preliminary acquisition accounting adjustments. Under acquisition accounting, we have until one year after the merger date to finalize the fair value adjustments, meaning we may adjust the preliminary fair value estimates of Citizens South’s assets and liabilities based on new or updated information that provided a better estimate of the fair value at merger date.

We recorded at fair value all purchased credit-impaired (“PCI”) loans acquired in the merger based on the present value of their expected cash flows. We estimated cash flows using specific credit reviews of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which uses assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-merger carrying value of PCI loans and their expected cash flows – the “nonaccretable difference” – is available to absorb future charge-offs, we may be required to increase our allowance for loan losses and related provision expense because of subsequent additional credit deterioration in these loans.

For more information see, “Critical Accounting Policies and Estimates – Purchased Credit-Impaired Loans” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

We may not be able to generate and manage our organic growth, which may adversely affect our results of operations and financial condition.

We have grown rapidly since we commenced operations in October 2006, and our modified business strategy contemplates continued growth, both organically and through acquisitions. We can provide no assurance that we will be successful in increasing the volume of loans and deposits or in introducing new products and services at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our historical or modified organic growth strategy. We may be unable to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in growing, we cannot assure you that further growth would offer the same levels of potential profitability or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to grow, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

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

Although we remain well capitalized and have not suffered from liquidity issues, we are operating in an economic environment that remains challenging and uncertain. Although real estate prices in most of our markets have stabilized or are improving, we retain direct exposure to the residential and commercial real estate markets, and we could be affected by negative events that could impact our borrowers and guarantors, or their clients, which could adversely affect our financial condition, results of operations and stock price. In addition, an extended deterioration in local economic conditions in our markets and target markets could drive losses beyond those that are or will be provided for in our allowance for loan losses and result in the following consequences:

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

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. At December 31, 2012, our allowance for loan losses totaled approximately $10.6 million, which represented 0.78% of total loans and 59.44% of total nonperforming loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, we may be required to increase the allowance due to the conditions of loans acquired as result of the mergers with Community Capital and Citizens South, should the remaining acquisition accounting fair market value adjustments for such loans be judged inadequate relative to their estimated future performance. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. The risks inherent in our loan portfolio have been exacerbated by the negative developments in the financial markets and the economy in general, and additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. Our allowance for loan losses decreased as a percentage of total loans throughout 2012 as our asset quality continued to improve and as acquired loans, including associated acquisition accounting fair market value adjustments, for which the predecessor company’s allowance is eliminated under the acquisition method of accounting, were added to the portfolio in the fourth quarter. However, no assurance can be given that the allowance will be adequate to cover loan losses inherent in our loan portfolio, and we may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future. Any increase in our allowance for loan losses would have an adverse effect on our results of operations and financial condition, which could impact our stock price.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2012, our nonperforming assets totaled approximately $43.2 million, or 2.13% of total assets. Our nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or other real estate owned (“OREO”). We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well write-downs from time to time, as appropriate, of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings may be adversely affected, which could impact our stock price.

Failure to comply with the terms of the FDIC loss-share agreements acquired from Citizens South may result in significant losses.

As a result of our merger with Citizens South, we assumed certain FDIC loss-share agreements. These loss-share agreements cover approximately $101.7 million (net of related fair value marks) in assets, and provide that the FDIC will reimburse us for between 80 and 95 percent of net losses on covered assets. We must comply with the specific, detailed and cumbersome compliance, servicing, notification and reporting requirements provided in the agreements. Our failure to comply with the terms of the agreements or to properly service the loans and OREO under the requirements of the loss-share agreements may cause individual loans or large pools of loans to lose eligibility for loss-share payments from the FDIC. This could result in material losses that are currently not anticipated.

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

At December 31, 2012, approximately 90% of our loans had real estate as a primary or secondary component of collateral and includes a significant portion of loans secured by commercial real estate and construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Over the past several years, real estate values in our market areas have declined and may continue to decline. Continued declines in real estate values expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

Our ten largest lending relationships (including aggregate exposure to guarantors) at December 31, 2012, range from $6.9 million to $8.2 million and averaged $7.8 million. None of these lending relationships was included in nonperforming loans at December 31, 2012. The deterioration of one or more additional large relationship loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Negative developments in the financial industry and the increased level of recent bank failures may lead to regulatory changes that may adversely affect our operations and results.

Negative developments in the credit markets and in the general economy in recent years have resulted in uncertainty in the financial markets in general with the expectation of the current economic downturn continuing through at least 2013. The competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years, and the high rate at which banks have been placed in federal receivership since 2008 is unprecedented. As a result, there is a potential for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

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

During the years ended December 31, 2012, 2011 and 2010, we incurred approximately $1.1 million, $616 thousand and $648 thousand, respectively, in deposit insurance expense. Due to the recent changes in the deposit base and in the assessment rates, as well as our growth strategy, we may be required to pay additional amounts to the DIF. If the deposit insurance premium assessment rate applicable to us increases, whether because of our risk classification, because of emergency assessments, or because of another uniform increase or prepayment requirements, our earnings could be further adversely impacted.

Recent legislation and administrative actions may not be effective to stabilize the financial markets and may have unintended consequences.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve Board, the Treasury, the FDIC, the SEC and others to address the challenges facing the financial services sector since the subprime mortgage crisis that commenced in 2007. There can be no assurance that the recent and any future legislative and regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives that have been and may be enacted will be sufficient to produce the desired results. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition and results of operations, and the trading prices of our securities. Moreover, the implementation of the Dodd-Frank Act will likely result in significant changes to the banking industry as a whole which, depending on how its provisions are implemented by the various regulatory agencies, could adversely affect our business.

The downgrade in the U.S. government’s sovereign credit rating and any further deterioration in that credit rating could result in an adverse impact on general economic conditions and on our business, financial condition and results of operations.

On August 2, 2011, Moody’s Investor Services affirmed the U.S. Government’s existing sovereign rating of AAA, but revised its rating outlook to negative. On June 8, 2012, Standard & Poor’s Ratings Services (“S&P”) affirmed the U.S. Government’s long-term sovereign credit rating of AA+ and stated that the outlook on the long-term rating remains negative. On the same day, S&P affirmed it’s A-1+ short-term rating on the U.S. The outlook remains negative. On July 10, 2012, Fitch Ratings, Inc. (“Fitch”) affirmed its AAA long-term rating on the U.S. and negative outlook. On the same day, Fitch affirmed its F1+ short-term rating on the U.S. and negative outlook.  All three ratings agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the United States. There continues to be the perceived risk of a sovereign credit ratings downgrade of the U.S. Government, including the ratings of U.S. Treasury securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. Government could also be correspondingly affected by any such downgrade.

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

The financial crisis in Europe has continued, triggered by high sovereign budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Hungary, Portugal and Spain, which created concerns about the ability of these EU countries to continue to service their sovereign debt obligations and foster economic growth. These conditions impacted financial markets and resulted in credit ratings downgrades by S&P, Fitch and Moody’s of the sovereign debt of a number of EU countries. Certain European countries continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Hungary, Portugal and Spain have risen and remain volatile.  Despite assistance packages to certain of these countries, the creation of a long-term European Central Bank financing program and additional expanded financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances and the stability of the Euro and the EU persist.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent correspondent bank. As of December 31, 2012, the Company is considered to be in a slight liability-sensitive position, meaning income and capital are generally expected to increase with a decrease in short-term interest rates and, conversely, to decrease with an increase in short-term interest rates. However, based on the results of this simulation model, if short-term interest rates immediately decreased by 300 basis points, we could expect net income and capital to decrease by approximately $2.0 million over a 12-month period. This result is primarily due to the current low interest rate environment, under which interest rates on the Company’s average interest-bearing liabilities cannot benefit fully from a 300 basis point rate reduction, without turning negative, while yields on our average interest-earning assets could decline by 300 basis points. As expected when in a liability-sensitive position, this simulation models indicates that if short-term interest rates immediately increased by 300 basis points, we could expect net income and capital to decrease by approximately $1.9 million over a 12-month period.  We believe it is unlikely, based on current Federal Reserve Board indications of interest rate movements, that short-term interest rates will immediately increase or decrease by 300 basis points.

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

In June 2012, the federal banking regulatory agencies, including the Federal Reserve Board and the FDIC, each issued three Notices of Proposed Rulemaking (the “Proposals”) that would revise and replace the agencies’ current capital rules to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. While Basel III proposed a capital regime intended only for large internationally active banks, the Proposals extend the proposed capital standards to all U.S. banks, as well as to all bank holding companies with $500 million or more in consolidated assets, including the Company and the Bank. Certain requirements of the Proposals would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The Proposals could have far reaching effects on our capital and the amount of capital required to support our business and therefore may adversely affect our results of operations and financial condition.

Our success depends significantly on economic conditions in our market areas.

Unlike larger organizations that are more geographically diversified, our banking offices are currently concentrated in North Carolina, South Carolina and North Georgia. Even if our growth strategy is successful, we expect that our banking offices will remain primarily concentrated in North Carolina, South Carolina, North Georgia and Virginia. As a result of this geographic concentration, our financial results will depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate further, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. Prolonged continuation of the current economic downturn caused by inflation, recession, unemployment, government action or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business.

In addition, some portions of our target market are in coastal areas, which are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties, decrease the value of real estate collateral for our loans and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

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

To conduct our business, we rely heavily on technology-driven products and services and on communications and information systems. Our future success will depend, in part, on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. We have taken measures to implement backup systems and other safeguards with respect to the physical infrastructure and systems that support our operations, but our ability to conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online banking, automated teller machines (“ATMs”) backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

Information security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers and other external parties. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. We rely on our digital technologies, computer and email systems, software, and networks to conduct our operations, as well as on the honesty and integrity of our employees and vendors  with access to those elements. In addition, to access our products and services, our customers may use computers, personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Our technologies, systems, networks, and our customers’ devices may be subject to, or the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

We also face the risk of unauthorized activity, fraud or theft by our employees and/or vendors that could result in disclosure or misuse of our customers’ confidential, proprietary or other information. In addition, we face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including financial intermediaries that we use to facilitate transactions. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our customers, manage our exposure to risk or expand our business and could have a significant adverse impact on our liquidity, financial condition and results of operations.

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

Our authorized capital includes 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. As of December 31, 2012, we had 44,575,853 shares of Common Stock outstanding, including 646,260 shares which have voting rights but no economic interest related to unvested and performance-based restricted stock issued pursuant to our Long Term Incentive Plan (“LTIP”), and had reserved or otherwise set aside for issuance 3,119,692 shares underlying outstanding options and 390,236 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. In addition, as of December 31, 2012, we had 20,500 shares of Series C Preferred Stock outstanding. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of Common Stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the Common Stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

In addition, the issuance of shares under our equity compensation plans will result in dilution of our shareholders’ ownership of our Common Stock. The exercise price of stock options could also adversely affect the terms on which we can obtain additional capital. Option holders are most likely to exercise their options when the exercise price is less than the market price for our Common Stock. They may profit from any increase in the stock price without assuming the risks of ownership of the underlying shares of Common Stock by exercising their options and selling the stock immediately.

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

We do not currently pay dividends on the Common Stock and may be unable to pay dividends on the Common Stock  in the future.

The current policy of our board of directors is to retain any earnings to provide for the growth of the Company, and we have not historically paid dividends. If we determine to pay dividends in the future, holders of our Common Stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Our ability to pay dividends on the Common Stock also is limited by regulatory restrictions and the need to maintain sufficient capital as well as the restrictions set forth in the terms of our Series C Preferred Stock. If these requirements are not satisfied, we would be unable to pay dividends on our Common Stock.

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

Shares of our Common Stock are equity interests in the Company and do not constitute indebtedness. This means that shares of the Common Stock will rank junior to all of our indebtedness and to other nonequity claims against us and our assets available to satisfy claims against us, including in our liquidation. As of December 31, 2012, we had outstanding approximately $32.7 million (excluding acquisition accounting fair market value adjustments) aggregate principal amount of subordinated debt which, in addition to our other liabilities, would be senior in right of payment to our Common Stock. We may incur additional indebtedness from time to time without the approval of the holders of our Common Stock.

Our common shareholders also are subject to the prior dividend and liquidation rights of any preferred stock outstanding from time to time, include the Series C Preferred Stock. Our board of directors is authorized to issue additional classes or series of preferred stock in the future without any action on the part of our common shareholders.

Our Common Stock is not insured by the FDIC.

Our Common Stock is not a savings or deposit account, and is not insured by the FDIC or any other governmental agency and is subject to risk, including the possible loss of all or some principal.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company leases 16,265 square feet in a building located at 1043 E. Morehead Street, Charlotte, North Carolina that serves as its corporate headquarters and a branch office location. The Company also leases  7,965 square feet in a building adjacent to the Morehead Street location to accommodate the Company’s expanding operations. Both of the buildings are owned by an entity with respect to which a former director is president.

At December 31, 2012, the Bank operated 43 full service branches and one drive through facility located in North Carolina, South Carolina and North Georgia. The Bank owns 36 of these branches. The remaining properties are leased. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. Additional information relating to premise, equipment and lease commitments is set forth in Note 8 – Premises and Equipment or Note 15 – Leases to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” in this report.

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

As previously disclosed, on June 6, 2012, a putative stockholder class action lawsuit was filed against Citizens South, Citizens South's directors and the Company in the Delaware Court of Chancery in connection with the Citizens South merger agreement: Heath v. Kim S. Price, et al., C.A. No. 7601-VCP (Court of Chancery of the State of Delaware). The lawsuit asserts that the members of the Citizens South board of directors breached their fiduciary duties owed to Citizens South stockholders in connection with the approval of the proposed merger with the Company and that Citizens South and the Company aided and abetted the alleged breaches of fiduciary duty. On August 6, 2012, an amended complaint was filed adding an allegation that the members of the Citizens South board of directors breached their fiduciary duties of disclosure. The Company believes this lawsuit is without merit.

On September 12, 2012, the Company entered into a memorandum of understanding (the “MOU”) with plaintiffs and other named defendants regarding the settlement of the lawsuit, subject to approval by the Court. Pursuant to the terms of the MOU, the Company and Citizens South made available additional information to Citizens South's stockholders in the Company's Current Report on Form 8-K filed September 14, 2012. In return, the plaintiffs agreed to the dismissal of the lawsuit with prejudice and to withdraw all motions filed in connection with the lawsuit. If a settlement reflecting the MOU is finally approved by the Court, it is anticipated that the settlement will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Citizens South merger, the Citizens South merger agreement and any disclosures made in connection therewith. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock of the Company.

Year	Quarter	High	Low
2012	Fourth	$5.39	$4.71
	Third	5.10	4.33
	Second	5.07	3.89
	First	5.01	3.89

2011	Fourth	$4.14	$3.15
	Third	5.19	3.35
	Second	5.34	4.43
	First	6.30	4.52

The Company’s Common Stock is traded publicly on NASDAQ under the symbol “PSTB.” The closing price of our Common Stock as reported by NASDAQ on March 8, 2013 was $5.85 per share. As of March 8, 2013, there were 44,576,165 shares of our Common Stock outstanding held by approximately 2,127 shareholders of record.

Dividend Policy

To date, no cash dividends have been paid with respect to our Common Stock. The current policy of our board of directors is to retain any earnings to provide for the growth of the Company. At such time, if any, as the Board of Directors contemplates a change in the dividend policy, the Company’s ability to pay dividends will be subject to the restrictions of North Carolina law, various statutory limitations and its organizational documents, including the restrictions set forth in the terms of the Series C Preferred Stock, and may be dependent on the receipt of dividends from the Bank, payment of which is subject to regulatory restrictions. For more information on applicable restrictions on the payment of dividends, see “Supervision and Regulation – Dividends and Repurchase Limitations” in Part I, Item I.

Unregistered sales of equity securities

We did not sell any of our equity securities during fiscal year 2012 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchase of equity securities

The following table presents the purchase of equity securities by the Company during the three months ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Repurchases from October 1, 2012 through October 31, 2012	-	$-	-	-

Repurchases from November 1, 2012 through November 30, 2012	3,000	4.84	3,000	2,197,000

Repurchases from December 1, 2012 through December 31, 2012	-	-	-	-

Total	3,000	$4.84	3,000	2,197,000

(1)	On November 2, 2012, we announced a program which expires on December 31, 2014 to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

Securities authorized for issuance under equity compensation plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report.

Performance Graph

The following graph compares the cumulative total shareholder return (“CTSR”) of our Common Stock during the previous five years with the CTSR over the same measurement period of the S&P 500 Index and the Keefe Bruyette & Woods (“KBW”) Bank Index. Each trend line assumes that $100 was invested on December 31, 2007. Data for the S&P 500 Index and KBW Bank Index assume reinvestment of dividends. The information in the graph below for all periods prior to January 1, 2011 is that of the Bank on a stand-alone basis.

       The foregoing performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act of to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.   Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2012 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein. The information in the selected financial data for all periods prior to January 1, 2011 is that of the Bank on a stand-alone basis. Year-to-year financial information comparability is affected by the transaction expenses and the accounting treatment of our mergers with Community Capital in November 2011 and Citizens South in October 2012. See Note 3 - Business Combinations to the Consolidated Financial Statements.

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
		(Dollars in thousands, except per share data)
Income Statement Data
Total interest income	$57,894	$25,564	$22,642	$21,668	$20,102
Total interest expense	6,570	6,169	7,607	9,290	10,471
Net interest income	51,324	19,395	15,035	12,378	9,631
Provision for loan losses	2,023	9,385	17,005	3,272	2,544
Net interest income (loss) after provision	49,301	10,010	(1,970)	9,106	7,087
Noninterest income (loss)	11,609	1,647	126	(293)	26
Noninterest expense	54,261	24,960	11,053	7,997	7,099
Income (loss) before taxes	6,649	(13,303)	(12,897)	816	14
Income tax expense (benefit)	2,306	(4,944)	(5,038)	239	(1,532)
Net income (loss)	4,343	(8,359)	(7,859)	577	1,546
Preferred dividends	51	-	-	-	-
Net income (loss) to common shareholders	$4,292	$(8,359)	$(7,859)	$577	$1,546

Per Share Data (1)
Basic earnings (loss) per common share	$0.12	$(0.29)	$(0.58)	$0.12	$0.31
Diluted earnings (loss) per common share	$0.12	$(0.29)	$(0.58)	$0.12	$0.31
Weighted-average common shares outstanding:
Basic	35,101,407	28,723,647	13,558,221	4,951,098	4,951,098
Diluted	35,108,229	28,723,647	13,558,221	4,951,098	5,000,933

Balance Sheet Data
Cash and cash equivalents	$138,229	$28,543	$65,378	$23,238	$16,511
Investment securities	245,571	210,146	140,590	42,567	31,588
Loans	1,346,242	748,668	399,829	397,564	371,272
Allowance for loan losses	(10,591)	(10,154)	(12,424)	(7,402)	(5,568)
Total assets	2,032,633	1,113,222	616,108	473,855	428,073
Deposits	1,632,004	846,637	407,820	392,633	351,327
Borrowings	80,143	49,765	20,874	26,989	27,962
Subordinated debt	21,573	12,296	6,895	6,895	-
Shareholders’ equity	$275,541	$190,054	$177,101	$46,095	$45,697

Profitability Ratios
Return on average total assets	0.32%	-1.20%	-1.46%	0.13%	0.46%
Return on average stockholders’ equity	1.99%	-4.69%	-8.00%	1.26%	3.59%
Net interest margin (2)	4.29%	3.06%	2.95%	2.76%	2.88%
Efficiency ratio (3)	88.29%	119.76%	71.39%	64.19%	73.51%

Asset Quality Ratios
Net charge-offs to total loans	0.12%	1.54%	3.00%	0.36%	0.09%
Allowance for loan losses to total loans	0.78%	1.34%	3.11%	3.11%	1.86%
Nonperforming loans to total loans and OREO	1.29%	2.61%	10.53%	0.68%	0.00%
Nonperforming assets to total assets	2.13%	3.25%	7.04%	0.89%	0.33%

Liquidity Ratios
Net loans to total deposits	82.49%	82.49%	94.99%	99.37%	104.09%
Liquidity ratio (4)	21.96%	28.80%	50.50%	15.81%	13.69%
Equity to total assets	13.56%	17.07%	28.75%	9.73%	10.67%

Capital Ratios
Tangible common equity to tangible assets (5)	12.14%	16.73%	28.75%	9.73%	10.67%
Tier 1 leverage	11.25%	17.77%	27.39%	9.40%	10.71%
Tier 1 risk-based capital	15.09%	19.53%	40.20%	10.66%	10.92%
Total risk-based capital	16.30%	21.61%	43.06%	13.55%	12.71%

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
(5) Non-GAAP Financial Measure. See "Results of Operations - Summary" in Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" in this report for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth in Part I, Item 1A. “Risk Factors” and the Consolidated Financial Statements.

Executive Overview

The year ended December 31, 2012 represented continued progress toward the Company’s vision of creating a regional-sized community bank in the Carolinas and Virginia. In October 2012, we completed our merger with Citizens South and we merged Citizens South Bank with and into the Bank.  This acquisition followed the November 2011 completion of our merger with Community Capital and December 2011 merger of CapitalBank with and into the Bank.

The Bank is now the largest community bank headquartered in the Charlotte-Gastonia-Rock Hill MSA, with a strong deposit franchise extending through the Upstate region of South Carolina and into North Georgia, and an expanding presence in the important growth markets of Raleigh and Wilmington, North Carolina, and Greenville and Charleston, South Carolina. Our asset-based lending and residential construction groups offer specialized avenues to originate attractive risk-return loans in this highly competitive environment. Further, our treasury management, wealth management and mortgage banking capabilities provide significant opportunities to diversify revenues away from traditional lending activities.

The Company reported net income available to common shareholders of $4.3 million, or $0.12 per share, for the twelve months ended December 31, 2012, compared to a net loss of $8.4 million, or $0.29 per share, for the twelve months ended December 31, 2011. Excluding merger-related expenses and gain on sale of securities, the Company reported net income available to common shareholders of $7.5 million, or $0.21 per share, for the twelve months ended December 31, 2012 compared to a net loss of $5.9 million, or $(0.21) per share, for the twelve months ended December 31, 2011. Merger-related expenses totaled $5.9 million in 2012 compared to $3.8 million in 2011, and gain on sale of securities totaled $1.5 million in 2012 compared to $20 thousand in 2011. Results for 2012 included three months of operations from the merger with Citizens South and a full year of operations from the merger with Community Capital. Results for 2011 included two months of operations from the merger with Community Capital.

Overall asset quality continued to improve during 2012. Nonperforming loans decreased $2.4 million, or 12%, from $20.2 million, or 2.66% of total loans, at December 31, 2011 to $17.8 million, or 1.31% of total loans, at December 31, 2012, due both to the continued resolution of problem assets and to higher total loan balances from the merger with Citizens South. Nonperforming assets increased by $7.0 million, or 19%, from $36.2 million at December 31, 2011 to $43.2 million at December 31, 2012 due to the inclusion of $14.7 million of OREO acquired in the merger with Citizens South (of which $6.7 million is covered under FDIC loss share agreements). However, nonperforming assets decreased to 2.13% of total assets from 3.25% of total assets as a result of higher total asset balances from the merger. Loans past due 30-89 days and still accruing decreased $2.6 million, or 78%, from $3.3 million, or 0.44% of total loans, at December 31, 2011 to $728 thousand, or 0.05% of total loans, at December 31, 2012. Net charge-offs decreased $10.1 million, or 86%, from $11.7 million, or 1.54% of total loans, for the twelve months ended December 31, 2011 to $1.6 million, or 0.12% of total loans, for the twelve months ended December 31, 2012.

Total assets increased $919.4 million, or 83%, to $2.0 billion at December 31, 2012, compared to $1.1 billion at December 31, 2011, primarily due to the merger with Citizens South. Total loans, which exclude loans held for sale, increased $598.0 million, or 79%, to $1.4 billion, including $101.7 million in covered loans associated with the two failed bank transactions acquired as a result of the merger with Citizens South. The merger resulted in a more balanced loan mix at December 31, 2012 when compared to December 31, 2011. Over the twelve month period, the combination of commercial and industrial (“C&I”) and owner occupied real estate loans decreased from 33% to 31% of total loans; acquisition, development and construction (“AC&D”) loans decreased from 12% to 10% of total loans; investor owned real estate loans increased from 26% to 27% of total loans; and total consumer loans increased from 27% to 31% of total  loans. New loan origination remains somewhat tempered as a result of aggressive competition in the market with respect to term structure and interest rates, and continued general softness in the economy.

Total deposits increased $785.4 million, or 93%, to $1.6 billion at December 31, 2012 compared to $846.6 million at December 31, 2011, due both to organic growth and the merger with Citizens South.  The merger resulted in a shift in deposit mix at December 31, 2012 when compared to December 31, 2011. Noninterest bearing demand deposits decreased from 17% to 15% of total deposits; MMDA, NOW and savings accounts increased from 39% to 46% of total deposits; time deposits increased from 29% to 32% of total deposits; and brokered time deposits decreased from 15% to 7% of total deposits. Our core deposits, which exclude brokered deposits and time deposits greater than $250,000, represented 90.3% of total deposits at December 31, 2012 compared with 81.8% of total deposits at December 31, 2011.

The Company remained well capitalized at December 31, 2012. Tangible common equity as a percentage of tangible assets remained strong at 12.14%. Tier 1 leverage ratio also remained strong at 11.25%.

Net income excluding merger-related expenses and gain on sale of securities, and related per share measures, as well as tangible common equity and tangible assets, and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

Business Overview

The Company, a North Carolina corporation, was formed in October 2010 to serve as the holding company for the Bank and is a bank holding company registered with the Federal Reserve Board. The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank. On January 1, 2011, the Company acquired all of the outstanding common stock of the Bank in exchange for shares of the Company’s Common Stock, on a one-for-one basis, in a statutory share exchange transaction effected under North Carolina law pursuant to which the Company became the bank holding company for the Bank.  Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the holding company reorganization. The Consolidated Financial Statements, the discussions of those financial statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as market data and all other operating information presented herein for periods prior to January 1, 2011, are those of the Bank on a stand-alone basis.

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

As part of our growth strategy, in November 2011 the Company acquired Community Capital, the parent company of Greenwood, South Carolina-based CapitalBank.  As a result of the merger of Community Capital into the Company, CapitalBank, which operated 18 branches in the Upstate and Midlands areas of South Carolina, became a wholly owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011. Community Capital contributed approximately $612.4 million in total assets, $388.2 million in total loans (including loans held for sale), $4.7 million in goodwill and intangibles, and $467.0 million in total deposits to the Company, after acquisition accounting fair market value adjustments.

In addition, in October 2012, the Company acquired Citizens South , the parent company of Citizens South Bank. As a result of the merger of Citizens South into the Company, Citizens South Bank, which operated 20 branches in North Carolina, South Carolina and Georgia, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash. The final transaction value was approximately $82.8 million based on the $4.94 per share closing price of the Common Stock on September 28, 2012. In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the Treasury in connection with Citizens South’s participation in the SBLF was converted into 20,500 shares of a substantially identical newly created series of our preferred stock, the Series C Preferred Stock. Citizens South contributed approximately $931.0 million in total assets, $683.5 million in total loans (including loans held for sale), $28.7 million in goodwill and intangibles, and $828.3 million in total deposits to the Company, after acquisition accounting fair market value adjustments.

The Company provides a full array of retail and commercial banking services, including wealth management, through its offices located in North Carolina, South Carolina, and Georgia. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank.

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

Purchased Credit-Impaired (PCI) Loans. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. We estimated the cash flows expected to be collected at acquisition using specific credit review of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which incorporated our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.

Under the accounting guidance for PCI loans, the excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows to be collected. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is available to absorb future charge-offs.

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

PCI loans currently represent loans acquired from Community Capital and Citizens South that were deemed credit impaired. PCI loans that were classified as nonperforming loans by Community Capital or Citizens South are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portion related to PCI loans, is available to absorb further loan losses in any segment. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans to the Consolidated Financial Statements.

FDIC Indemnification Asset. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and negative accretion through non-interest income will result. Impairment of the underlying covered assets will increase the cash flows of the FDIC indemnification asset and a credit to the provision for loan losses for acquired loans will result.

The purchase and assumption agreements between the Bank and the FDIC, as discussed in Note 6 – FDIC Loss Share Agreements to the Consolidated Financial Statements, each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of the applicable acquired banks are less than expected. Any such "true-up" payment that is materially higher than current estimates could have a negative effect on our business, financial condition and results of operations.

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

As of December 31, 2012 and 2011, we had a net DTA in the amount of approximately $41.8 million and $31.2 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either December 31, 2012 or 2011.

Further information regarding our income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 12 —Income Taxes to the Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to traditional capital measures, management uses net income available to common shareholders excluding merger-related expenses and gain on sale of securities, noninterest income excluding gain on sale of securities, noninterest expense excluding merger-related expenses, tangible assets, tangible common equity, adjusted allowance for loan losses to loans, and related ratios and per-share measures, as well as net interest margin excluding accelerated accretion, each of which is a non-GAAP financial measure. Management uses (i) tangible assets and tangible common equity and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses to loans to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) net income available to common shareholders excluding merger-related expenses and gain on sale of securities, noninterest income excluding gain on sale of securities, noninterest expense excluding merger-related expenses and net interest margin excluding accelerated mark accretion to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s Consolidated Financial Statements at December 31:

Reconciliation of Non-GAAP Financial Measures

	2012	2011	2010
Tangible assets:	(Dollars in thousands, except share and per share data)
Total assets	$2,032,633	$1,113,222	$616,108
Less: intangible assets	32,772	4,644	-
Tangible assets	$1,999,861	$1,108,578	$616,108

Tangible common equity:
Total common equity	$255,041	$190,054	$177,101
Less: intangible assets	32,772	4,644	-
Tangible common equity	$222,269	$185,410	$177,101

Tangible common equity to tangible assets:
Tangible common equity	$222,269	$185,410	$177,101
Divided by: tangible assets	1,999,861	1,108,578	616,108
Tangible common equity to tangible assets	11.11%	16.73%	28.75%

Tangible book value per share:
Issued and outstanding shares	44,575,853	32,643,627	28,051,098
Add: dilutive stock options	19,640	-	-
Less: nondilutive restricted awards	(568,260)	(568,260)	-
Period end dilutive shares	44,027,233	32,075,367	28,051,098

Tangible common equity	$222,269	$185,410	$177,101
Divided by: dilutive common shares outstanding (1)	44,014,415	32,075,367	28,051,098
Tangible common book value per share	$5.05	$5.78	$6.31

Adjusted allowance for loan losses:
Allowance for loan losses	$10,591	$10,154	$14,424
Plus: acquisition accounting net FMV adjustments to acquired loans	53,593	35,146	-
Adjusted allowance for loan losses	$64,184	$45,300	$14,424
Divided by: total loans (excluding LHFS)	1,356,833	758,822	399,829
Adjusted allowance for loan losses to total loans	4.73%	5.97%	3.61%

Adjusted net income (loss):
Pretax income (loss) (as reported)	$6,649	$(13,303)	$(12,897)
Plus: merger-related expenses	5,895	3,812	-
Less: gain on sale of securities	(1,478)	(20)	-
Pretax income (loss)	11,066	(9,511)	(12,897)
Tax expense (benefit)	3,558	(3,604)	(5,038)
Adjusted net income (loss)	7,508	(5,907)	(7,859)
Preferred dividends	51	-	-
Adjusted net income (loss) available to common shareholders	$7,457	$(5,907)	$(7,859)

Adjusted net income (loss) available to common shareholders per share	$0.21	$(0.21)	$(0.58)
Divided by: weighted average diluted shares	35,108,229	28,723,647	13,558,221

Adjusted noninterest income:
Noninterest income (as reported)	$11,609	$1,647	$126
Less: gain on sale of securities	(1,478)	(20)	-
Adjusted noninterest income	$10,131	$1,627	$126

Adjusted noninterest expense:
Noninterest expense (as reported)	$54,261	$24,960	$11,053
Less: merger-related expenses	(5,895)	(3,812)	-
Adjusted noninterest income	$48,366	$21,148	$11,053

(1) As contemplated during the Public Offering, the Company awarded certain performance-based restricted shares to officers and directors following the holding company reorganization.  These 568,260 shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40).  These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share or tangible book value per share calculations until they vest (and thereby have economic rights).

Results of Operations

Summary. The Company recorded net income of $4.3 million, or $0.12 per diluted share, for the year ended December 31, 2012, compared to a net loss of $8.4 million, or $(0.29) per diluted common share, for the year ended December 31, 2011 and a net loss of $7.9 million, or $(0.58) per diluted common share, for the year ended December 31, 2010.

Excluding merger-related expenses and gain on sale of securities, the Company reported net income available to common shareholders of $7.5 million, or $0.21 per share, for the year ended December 31, 2012 compared to a net loss of $5.9 million, or $(0.21) per share, for the year ended December 31, 2011. Merger-related expenses totaled $5.9 million in 2012 compared to $3.8 million in 2011, and gain on sale of securities totaled $1.5 million in 2012 compared to $20 thousand in 2011. Results for 2012 included three months of operations from the merger with Citizens South and a full year of operations from the merger with Community Capital. Results for 2011 included two months of operations from the merger with Community Capital. Net income available to common shareholders excluding merger-related expenses and gain on sale of securities is a non-GAAP financial measure. For reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

As a result of the mergers with Citizens South in October 2012 and Community Capital in November 2011 and the Public Offering in August 2010, diluted weighted average shares increased to 13,558,221 in 2010, 28,723,647 in 2011, and 35,108,229 in 2012.

The following table presents selected ratios for the Company for the years ended December 31:

	Year ended December 31,
	2012	2011	2010
Return on Average Assets	0.32%	-1.20%	-1.46%

Return on Average Equity	1.99%	-4.69%	-8.00%

Period End Equity to Total Assets	13.56%	17.07%	28.75%

Net Income (Loss). The following table summarizes components of net income (loss) and the changes in those components for the years ended December 31:

	Components of Net Income (Loss)

	2012	2011	2010	Change 2012 vs. 2011		Change 2011 vs. 2010
		(Dollars in thousands)
Interest income	$57,894	$25,564	$22,642	$32,330	126%	$2,922	13%
Interest expense	6,570	6,169	7,607	401	7%	(1,438)	-19%
Net interest income	51,324	19,395	15,035	31,929	165%	4,360	29%
Provision for loan losses	2,023	9,385	17,005	(7,362)	-78%	(7,620)	-45%
Noninterest income	11,609	1,647	126	9,962	605%	1,521	1207%
Noninterest expense	54,261	24,960	11,053	29,301	117%	13,907	126%
Net income (loss) before taxes	6,649	(13,303)	(12,897)	19,952	-150%	(406)	3%
Income tax expense (benefit)	2,306	(4,944)	(5,038)	7,250	-147%	94	-2%
Net income (loss)	4,343	(8,359)	(7,859)	12,702	-152%	(500)	6%
Preferred dividends	51	-	-	51	100%	-	0%
Net income (loss) to common shareholders	$4,292	$(8,359)	$(7,859)	$12,651	-151%	$(500)	6%

The Company generated net income of $4.3 million for the year ended December 31, 2012, compared to a net loss of $8.4 million for the year ended December 31, 2011. The current year includes three months of financial results from Citizens South and a full year of financial results from Community Capital. The change in our results of operations in 2012 includes an increase of $31.9 million in net interest income, a decrease of $7.3 million in the provision for loan losses and a $10.0 million increase in noninterest income, offset by an increase of $29.3 million in noninterest expense. The increase in noninterest expense is discussed further under “Noninterest Expense” below. The Company also recorded tax expense of $2.3 million.

For the year ended December 31, 2011, the Company incurred a net loss of $8.4 million compared to a net loss of $7.9 million for the year ended December 31, 2010. The 2011 fiscal year  included two months of financial results from Community Capital. The change in our results of operations in 2011 included an increase of $4.4 million in net interest income, a decrease of $7.6 million in the provision for loan losses and a $1.5 million increase in noninterest income, offset by an increase of $13.9 million in noninterest expense. The increase in noninterest expense is primarily comprised of salaries and employee benefits and professional fees incurred in connection with becoming a public company, expanding the management team and adding other personnel, undertaking due diligence of various financial institutions in furtherance of our business strategy and completing the merger with Community Capital. The Company also recorded a $4.9 million tax benefit as a result of the loss for the year.

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

Net interest income increased $31.9 million, or 165%, to $51.3 million in 2012 compared to $19.4 million in 2011. Average earning assets increased during the year driven by the merger with Citizens South and a full year of results from the Community Capital merger. Additionally, our net interest margin continued to improve as the yield on earning assets, specifically loans, increased and our cost of interest-bearing liabilities decreased, in part due to the impact from acquisition accounting related to fair market value adjustments. Net interest income increased $4.4 million, or 29%, to $19.4 million in 2011 compared to $15.0 million in 2010. Average earning assets increased during the year, driven by the Company’s growth initiatives, including the merger with Community Capital. In addition, net interest margin improved as a reduction in the cost of interest-bearing liabilities more than offset a decline in the yield on average earning assets.

The following table summarizes the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the years ended December 31:

	Net Interest Margin
	2012			2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets	(Dollars in thousands)
Interest-earning assets:
Loans with fees (1)(3)	$896,769	$53,191	5.93%	$443,629	$21,776	4.91%	$399,965	$20,260	5.07%
Federal funds sold	22,731	49	0.22%	38,667	90	0.23%	45,794	107	0.23%
Investment securities - taxable	216,055	3,606	1.67%	129,136	2,883	2.23%	57,877	1,567	2.71%
Investment securities - tax-exempt (2)(3)	18,044	1,039	5.76%	15,974	1,165	7.29%	14,378	1,045	7.27%
Other interest-earning assets	49,391	347	0.70%	21,012	99	0.47%	6,341	66	1.04%
Total interest-earning assets	1,202,990	58,232	4.84%	648,418	26,013	4.01%	524,355	23,045	4.39%
Allowance for loan losses	(9,788)			(10,979)			(9,556)
Cash and due from banks	20,657			17,293			7,340
Premises and equipment	32,886			8,157			4,602
Other assets	102,445			32,581			10,496
Total assets	$1,349,190			$695,470			$537,237

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$135,255	$313	0.23%	$23,423	$36	0.15%	$9,831	$10	0.10%
Savings and money market	293,175	1,175	0.40%	119,620	707	0.59%	50,954	398	0.78%
Time deposits - core	298,144	1,475	0.49%	175,929	2,352	1.34%	189,841	3,615	1.90%
Time deposits - brokered	137,737	1,476	1.07%	97,894	1,659	1.69%	125,123	2,254	1.80%
Total interest-bearing deposits	864,311	4,439	0.51%	416,866	4,754	1.14%	375,749	6,277	1.67%
Federal Home Loan Bank advances	55,861	600	1.07%	26,128	557	2.13%	22,110	563	2.55%
Subordinated debt and other borrowings	17,666	1,531	8.67%	9,292	858	9.23%	8,755	767	8.76%
Total borrowed funds	73,527	2,131	2.90%	35,420	1,415	3.99%	30,865	1,330	4.31%
Total interest-bearing liabilities	937,838	6,570	0.70%	452,286	6,169	1.36%	406,614	7,607	1.87%
Net interest rate spread		51,662	4.14%		19,844	2.66%		15,438	2.52%
Noninterest-bearing demand deposits	182,702			58,664			30,462
Other liabilities	13,383			6,454			1,735
Shareholders' equity	215,267			178,066			98,426
Total liabilities and shareholders' equity	$1,349,190			$695,470			$537,237
Net interest margin			4.29%			3.07%			2.94%

(1)  Nonaccrual loans are included in the average loan balances.
(2)  Interest income and yields are presented on a fully tax-equivalent basis.
(3)  Fully tax-equivalent basis at 38.55% tax rate for nontaxable securities and loans.

The following table details the calculation of fully tax-equivalent net interest income for the years ended December 31:

Tax Equivalent Adjustments

	2012	2011	2010
	(Dollars in thousands)
Net interest income, as reported	$51,324	$19,395	$15,035
Tax equivalent adjustments	338	449	403
Fully tax-equivalent net interest income	$51,662	$19,844	$15,438

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities:

Volume and Rate Variance Analysis

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in thousands)
Loans with fees (1)	$24,560	$6,855	$31,415	$2,178	$(662)	$1,516
Federal funds sold	(36)	(5)	(41)	(17)	(0)	(17)
Investment securities - taxable	1,696	(973)	723	1,760	(444)	1,316
Investment securities - tax-exempt	135	(261)	(126)	116	4	120
Other interest-earning assets	167	81	248	111	(78)	33
Total earning assets	26,522	5,697	32,219	4,148	(1,180)	2,968
Interest-bearing liabilities:
Interest bearing demand	215	62	277	17	9	26
Savings and money market	861	(393)	468	471	(162)	309
Time deposits - core	1,119	(1,996)	(877)	(225)	(1,038)	(1,263)
Time deposits - brokered	551	(734)	(183)	(476)	(119)	(595)
Total interest bearing deposits	2,746	(3,061)	(315)	(213)	(1,310)	(1,523)
Federal Home Loan Bank advances	477	(434)	43	94	(100)	(6)
Other borrowings	749	(76)	673	48	43	91
Total borrowed funds	1,226	(510)	716	142	(57)	85
Total interest-bearing liabilities	3,972	(3,571)	401	(71)	(1,367)	(1,438)
Increase in net interest income	$22,550	$9,268	$31,818	$4,219	$187	$4,406

(1)  Nonaccrual loans are included in the average loan balances.

Net interest income on a tax-equivalent basis totaled $51.7 million in 2012 as compared to $19.8 million in 2011. The interest rate spread, which represents the rate earned on interest-earning assets less the rate paid on interest-bearing liabilities, was 4.14% in 2012 and represented a 149 basis point increase from the 2011 net interest rate spread of 2.65%. The net interest margin increased 123 basis points in 2012 to 4.29% from 3.06% in 2011.

Tax-equivalent interest income increased $32.3 million, or 124%, to $58.2 million in 2012 compared to $26.0 million in 2011 as a result of higher average earning assets and an increased yield on interest earning assets. Average earning assets increased $554.6 million, or 86%, to $1.2 billion for the year. Average loans increased $453.1 million, or 102%, from the inclusion of three months of results from Citizens South and a full year from Community Capital.  Average investments increased $89.0 million, or 61%, reflecting the inclusion of a full year of results from acquired portfolio from Community Capital. The yield on earning assets increased to 4.84% from 4.00% in 2011. This increase included a 102 basis point increase in loan yields resulting from a full year of accretion on the Community Capital acquired loan portfolio and three months of accretion on the Citizens South acquired loan portfolio. These trends are not expected to be sustained as the fair value mark on the acquired portfolio will decline over time.

Interest expense increased nominally by $401 thousand, or 7%, to $6.6 million in 2012 compared to $6.2 million in 2011, primarily due to a decrease in the average rate paid on interest-bearing liabilities, which declined 66 basis points to 0.70% from 1.36% in 2011. The decrease  in average rate paid resulted from management re-pricing actions as well as improved funding mix from the Citizens South and Community Capital mergers, and the impact of acquisition accounting related fair market value adjustments. In addition, management restructured our FHLB advances in late 2011, which extended the term. This action contributed a full year 105 basis point reduction in the average rate to 1.07% from 2.13% in 2011. Average interest-bearing liabilities increased $485.6 million, or 107%, to $937.8 million from $452.3 million in 2011, primarily as a result of the merger with Citizens South.

Net interest income on a tax-equivalent basis totaled $19.8 million in 2011 as compared to $15.4 million in 2010. The interest rate spread was 2.65% in 2011 and represented a 13 basis point increase from the 2010 net interest spread of 2.52%. The net interest margin increased 12 basis points in 2011 to 3.06% from 2.94% in 2010.

Tax-equivalent interest income increased $3.0 million, or 12.9%, to $26.0 million in 2011 compared to $23.0 million in 2010, as higher average earning assets offset a decrease in yield on earning assets. Average earning assets increased $124.1 million, or 24%, to $648.4 million for the year as a result of the inclusion of two months of results from Community Capital.

Interest expense decreased $1.4 million, or 19%, to $6.2 million in 2011 compared to $7.6 million in 2010, primarily due to a decrease in the average rate paid on interest-bearing liabilities, which declined 51 basis points to 1.36% from 1.87% in 2010. This decrease resulted from a lower interest rate environment, management re-pricing actions and improved funding mix from the Community Capital merger, and the impact of acquisition accounting related fair market value adjustments. In addition, the management restructuring of the FHLB advances in late 2011 contributed to a 42 basis point reduction in the average rate to 2.13% in 2011 from 2.55% in 2010. Average interest-bearing liabilities increased $45.7 million, or 11%, to $452.3 million in 2011 from $406.6 million in 2010, primarily as a result of the merger with Community Capital. The Company’s hedging policies permit the use of various derivative financial instruments to manage exposure to changes in interest rates. Details of derivatives and hedging activities are set forth in Note 17 – Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements. Information regarding the impact of fluctuations in interest rates on the Company’s derivative financial instruments is set forth below in the section entitled “Interest Rate Sensitivity”.

Provision for Loan Losses. The provision for loan losses was $2.0 million, $9.4 million and $17.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in the provision for 2012 compared to the last two years is primarily a result of improved asset quality. Included in the provision for loan losses for 2012 was a net impairment charge of $967 thousand associated with PCI pools.  The provision in 2011 and 2010 reflected the negative impact on our loan portfolio of the continued economic uncertainty that persisted across our markets and a refinement to our allowance for loan loss methodology which introduced a more comprehensive qualitative component. We had $1.6 million in net charge-offs during 2012, compared to $11.7 million and $12.0 million during 2011 and 2010, respectively.

Noninterest Income. Until 2011, noninterest income had not historically been a major component of our earnings. However, as a result of the mergers with Citizens South and Community Capital, noninterest income has become a key component of our earnings. Noninterest income increased $10.0 million in 2012 including a $2.2 million increase in mortgage banking income as a result of the current attractive residential mortgage refinancing environment; a $1.9 million increase in income from wealth management activities associated with asset management, investment brokerage and trust services; a $1.5 million increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; and a $1.1 million increase in ATM and card services. Also in 2012, we sold securities for a net gain of $1.5 million. We acquired an additional $18.8 million of bank-owned life insurance through the Citizens South merger which, along with previously existing polices, resulted in an increase of $1.0 million of income.

In 2011, noninterest income increased by $1.5 million from 2010 including $418 thousand in income from wealth management activities, $297 thousand in mortgage banking income, $249 thousand in service charges on deposit accounts and $248 thousand from bank-owned life insurance. In 2011, we purchased $8.0 million of bank-owned life insurance to partially fund the cost of employer-provided benefits. We acquired an additional $12.9 million of bank-owned life insurance through the merger with Community Capital. In 2010, noninterest income of $126 thousand consisted primarily of sales and calls of available-for-sale securities.

Excluding gain on sale of securities of $1.5 million in 2012 and $20 thousand in 2011, respectively, noninterest income increased $8.5 million, or 523%, to $10.1 million in 2012 from $1.6 million in 2011, primarily as a result of the aforementioned mergers. There was no gain on sale of securities in 2010. Noninterest income excluding gain on sale of securities is a non-GAAP financial measure. For reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following table summarizes components of noninterest income for the years ended December 31:

Noninterest Income

	2012	2011	2010	Change 2012 vs. 2011		Change 2011 vs. 2010
				(Dollars in thousands)
Service charges on deposit accounts	$1,814	$315	$66	$1,499	476%	$249	377%
Income from fiduciary activities	2,332	418	-	1,914	458%	418	100%
Commissions and fees from investment brokerage	287	29	-	258	890%	29	100%
Gain on sale of securities available-for-sale	1,478	20	19	1,458	7290%	1	5%
Bankcard services income	1,322	181	15	1,141	630%	166	1107%
Mortgage banking income	2,478	297	-	2,181	734%	297	100%
Income from bank-owned life insurance	1,264	248	-	1,016	410%	248	100%
Other noninterest income	634	139	26	495	356%	113	435%
Total noninterest income	$11,609	$1,647	$126	$9,962	605%	$1,521	1207%

Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $54.3 million for 2012, an increase of 117% from 2011 primarily a result of the merger with Citizens South and a full year of expense from the merger with Community Capital and organic growth initiatives. Noninterest expense was $25.0 million for 2011, an increase of 126% from 2010, primarily due to expenses associated with our change in business plan and the inclusion of two months of results from Community Capital. Noninterest expense was $11.1 million for 2010.

Excluding merger-related expenses of $5.9 million and $3.8 million in 2012 and 2011, respectively, noninterest expense increased $27.2 million, or 129%, to $48.4 million in 2012 from $21.1 million in 2011, primarily as a result of the aforementioned mergers and organic growth initiatives. There were no merger-related expenses in 2010. Noninterest expense excluding merger-related expenses is a non-GAAP financial measure.  For reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following table summarizes components of noninterest expense for the years ended December 31:

Noninterest Expense

	2012	2011	2010	Change 2012 vs. 2011		Change 2011 vs. 2010
				(Dollars in thousands)
Salaries and employee benefits	$29,343	$14,778	$6,442	$14,565	99%	$8,336	129%
Occupancy and equipment	4,654	1,588	916	3,066	193%	672	73%
Advertising and promotion	781	372	287	409	110%	85	30%
Legal and professional fees	3,190	2,738	445	452	17%	2,293	515%
Deposit charges and FDIC insurance	1,250	733	728	517	71%	5	1%
Data processing and outside service fees	4,371	794	411	3,577	451%	383	93%
Communication fees	945	232	85	713	307%	147	173%
Core deposit intangible amortization	564	68	-	496	729%	68	0%
Net cost of operation of OREO	3,462	829	411	2,633	318%	418	102%
Loan and collection expense	1,221	630	224	591	94%	406	181%
Postage and supplies	791	423	145	368	87%	278	192%
Other tax expenses	300	303	95	(3)	-1%	208	219%
Other noninterest expense	3,389	1,472	864	1,917	130%	608	70%
Total noninterest expense	$54,261	$24,960	$11,053	$29,301	117%	$13,907	126%

Salaries and employee benefits expenses increased $14.6 million, or 99%, in 2012 to $29.3 million, compared to $14.8 million in 2011, following an $8.3 million, or 129%, increase in 2011 compared to 2010. The increase in salaries and employee benefits over the past three years is primarily due to an increase in compensation and related benefits for additional employees as we expanded our management team and additional employees retained through our mergers with Citizens South and Community Capital. Additionally, in 2012 and 2011, we incurred merger-related salary and employee benefit expenses primarily associated with certain contractual payments to executives of the acquired companies. These amounts were $2.0 million in 2012 and $2.1 million in 2011. Compensation expense for share-based compensation plans was $2.0 million, $1.9 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Occupancy and equipment expenses increased $3.1 million, or 193%, to $4.7 million in 2012, compared to $1.6 million in 2011, following an increase of $672 thousand, or 73%, in 2011 over 2010. The increase in 2012 was primarily due to the inclusion of a full year of Community Capital, in addition to a full quarter of expense from Citizens South. The increase in 2011 was primarily due to the opening of three de novo offices during the year to support our organic growth initiatives as well as the acquisition of property in connection with the merger with Community Capital.

Advertising and promotional fees increased $409 thousand, or 110%, to $781 thousand in 2012, compared to $372 thousand in 2011, following an increase of $85 thousand, or 30%, in 2011 over 2010.  The increase in 2012 was primarily due to heightened advertising in the Citizens South markets resulting from the merger.

Data processing and outside service fees was $4.4 million in 2012 compared to $794 thousand in 2011, an increase of $3.6 million, or 451%, following an increase of $383 thousand, or 93%, in 2011 over 2010.  Included in the increase in 2012 is $1.0 million in expenses associated with the termination fee for the legacy Community Capital core system conversion.  Also in 2012, there was $192 thousand in merger-related other data processing fees.

Net cost of operation of other real estate increased $2.6 million, or 318%, to $3.5 million in 2012, compared to $829 thousand in 2011, following an increase of $418 thousand, or 102% in 2011 over 2010.  As a result of the merger with Citizens South, we acquired $17.2 million in OREO, which contributed to the increase in 2012 over 2011.  Additionally, we incurred a full year of expenses related to properties acquired through the Community Capital merger.

Income Taxes. The Company generates non-taxable income from tax-exempt investment securities and loans. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. The Company recognized income tax expense of $2.3 million for 2012 and an income tax benefit of $4.9 million and $5.0 million for 2011 and 2010, respectively. The impact on earnings from the mergers with Citizens South and Community Capital, along with a reduction in provision expense and an improvement in asset quality, resulted in pretax income for 2012. High levels of provision expense, resulting from the impact of the recent economic downturn on the Company’s asset quality, and the increase in noninterest expenses, as described above, resulted in the pretax loss and the related income tax benefit in 2011 and 2010.   The effective tax rate for the year ended December 31, 2012 was 34.7% compared to (37.2)% for the year ended December 31, 2011 and (39.1)% for the same period of 2010.

The Company reported net DTAs of $41.8 million and $31.2 million at December 31, 2012 and 2011, respectively. The increase is primarily the result of the fair market value adjustments related to the merger with Citizens South and a $3.5 million in DTA acquired through the merger. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, we also consider projected asset quality, liquidity, our strong capital position, which could be leveraged to increase earning assets and generate taxable income, our growth plans and other relevant factors.   In addition, we also considered that our previous twelve quarters of financial results create a cumulative loss position, which is considered evidence under ASC 740 of the potential need for a valuation allowance. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we determined that as of December 31, 2012 and December 31, 2011 that it is more likely than not that we will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either December 31, 2012 or December 31, 2011. See Note 12 – Income Taxes to the Consolidated Financial Statements.

Financial Condition

Summary. Total assets at December 31, 2012 were $2.0 billion, an increase of $919.0 million, or 83%, over total assets of $1.1 billion at December 31, 2011. This increase is primarily a result of the merger with Citizens South which contributed to an increase in all asset categories (net of acquisition accounting related fair market value adjustments). The primary increases were in cash and interest bearing balances of $109.7 million, or 384%; net loans of $597.3 million, or 80%; Federal funds sold of $46.0 million, or 100%; investment securities available-for-sale of $35.4 million, or 17%; premises and equipment  of $32.7 million, or 133%; and bank-owned life insurance of $19.9 million.  Through the merger with Citizens South, we also established a $20.3 million FDIC indemnification asset, associated with the predecessor company’s acquisition of two failed banks, and $28.3 million of new goodwill and intangible assets.

Total liabilities at December 31, 2012 were $1.8 billion, an increase of $833.9 million, or 90%, over total liabilities of $923.2 million at December 31, 2011.  This increase is, again, primarily a result of the merger with Citizens South (net of acquisition accounting related fair market value adjustments). Total deposits increased $785.4 million, or 93%; total borrowings increased $39.7 million, or 64%; and other liabilities increased $8.9 million, or 62%.  Total borrowings included $6.9 million in Tier 2 eligible subordinated debt at both December 31, 2012 and 2011, and $14.7 million and $5.4 million of Tier 1 eligible junior subordinated debt at December 31, 2012 and 2011, respectively.

Total shareholders’ equity increased $85.4 million, or 45%, during the year to $275.5 million at December 31, 2012. This increase resulted primarily from the issuance of 20,500 shares of Series C Preferred Stock, valued at $20.5 million based on a liquidation value of $1,000 per share, and of 11,857,226 shares of Common Stock, valued at $58.6 million based on the $4.94 per share closing price of Common Stock immediately prior to the merger, in connection with the merger with Citizens South. In addition, the Company generated  $4.3 million of retained earnings for the year.

Investment Securities and Other Earning Assets. The Company’s investment portfolio consists of U.S. government agency securities, residential agency mortgage-backed securities, municipal securities and other debt instruments. All of the residential agency mortgage-backed securities held by the Company are backed by an agency of the U.S. government. All of the Company’s investment securities are categorized as available-for-sale. Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. At December 31, 2012, the market value of securities totaled $245.6 million, compared to $210.1 million at December 31, 2011. The increase in investment securities during 2012 is primarily due to the re-investment of the Citizens South investment portfolio.

The following table presents a summary of the fair value of investment securities available-for-sale at December 31:

 Fair Value of Investment Portfolio

	2012	% of Total	2011	% of Total	2010	% of Total
		(Dollars in thousands)
U.S. Government agencies	$583	0%	$591	0%	$13,160	8%
Residential agency mortgage-backed securities (RMBS)	159,141	65%	138,193	66%	52,399	37%
Collateralized agency mortgage obligations (CMO)	56,752	23%	53,440	25%	58,719	42%
Asset backed securities	10,722	5%	-	0%	-	0%
Municipal securities	17,958	7%	17,517	8%	13,808	10%
Corporate and other securities	415	0%	405	0%	2,504	2%
Total investment securities	$245,571	100%	$210,146	100%	$140,590	100%

The following table summarizes the maturity distribution schedule of the amortized cost of securities available-for-sale with corresponding weighted-average yields at December 31, 2012. Weighted-average yields for securities exempt from both Federal and state income taxes and Federal income taxes only have been computed on a fully taxable-equivalent basis using a statutory tax rate of 38.55%. The amount of tax-equivalent adjustment is $338 thousand and relates exclusively to municipal securities for the periods presented. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities for a variety of reasons, including the ability of issuers to call or prepay obligations and the ability of borrowers to prepay underlying mortgage collateral.

 Contractual Maturities of Investment Portfolio - Amortized Cost

	Less than 1 year		1-5 years		5-10 years		Over 10 years		Total
December 31, 2012	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
U.S. Government agencies	$-	-	$518	4.05%	$-	-	$-	-	$518	4.05%
RMBS	-	-	-	-	43,214	1.76%	113,305	2.73%	156,519	2.46%
CMO	-	-	-	-	-	-	55,882	2.09%	55,882	2.09%
Asset backed securities	-	-	-	-	-	-	10,799	1.13%	10,799	1.13%
Municipal securities	390	7.02%	450	6.55%	-	-	15,391	7.01%	16,231	7.00%
Corporate and other securities	-	-	-	-	500	9.14%	-		500	9.14%
Total investment securities	$390	7.02%	$968	5.21%	$43,714	1.84%	$195,377	2.80%	$240,449	2.64%

At December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s total shareholders’ equity.

At December 31, 2012, the Company had $46.0 million in Federal funds and $101.4 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $10.1 million in interest-bearing deposits with other FDIC-insured financial institutions at December 31, 2011.

Loans. We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors twice annually. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with an individual, or relationship, exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure, with a minimum requirement of at least two authorized signatures. A management-level loan committee is responsible for approving all credits in excess of the chief credit officer’s lending authority, which was increased in March 2013 from $1 million to $3 million.

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

All residential AC&D loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused in 1 – 4 family residential construction for pre-sold homes.  Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans improved in 2012 due to increasing new home sales in our primary markets. As of December 31, 2012, approximately 22% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $164 million as of December 31, 2012, of which approximately 76% is secured by second mortgages and approximately 24% is secured by first mortgages.

All loans are assigned an internal risk grade and are reviewed continuously for payment performance and updated through annual portfolio reviews. Loans on the Bank’s watch list are monitored through quarterly watch meetings and monthly impairment meetings. Classified loans are generally managed by a dedicated special asset team who is experienced in various loan rehabilitation and work out practices. Special asset loans are generally managed with a least-loss strategy.

At December 31, 2012, total loans, net of deferred fees, increased $597.8 million, or 79%, to $1.4 billion, compared to $759.0 million at December 31, 2011. The merger with Citizens South contributed approximately $683.4 million in loans at acquisition date, net of acquisition accounting fair market value adjustments. The composition of the portfolio shifted modestly, with commercial loans representing 69%of the total loan portfolio at December 31, 2012, compared to 73% at December 31, 2011 and consumer loans representing 31% of the total loan portfolio at December 31, 2012, compared to 27% at December 31, 2011. The primary change was in residential mortgages, which increased to 14% of the total loan portfolio from 10% at December 31, 2011. This a direct result of the merger with Citizens South, which had a large residential mortgage portfolio as a result of its origin as a thrift institution.

The following table presents a summary of the loan portfolio at December 31:

Summary of Loans By Segment and Class

	December 31,
	2012	%	2011	%	2010	%	2009	%	2008	%
Commercial:
Commercial and industrial	$119,315	9%	$80,746	11%	$48,401	12%	$41,980	11%	$37,266	10%
Commercial real estate (CRE) - owner occupied	299,411	22%	169,663	22%	55,089	14%	50,693	13%	29,734	8%
CRE - investor income producing	372,376	27%	194,235	26%	110,407	28%	112,508	28%	90,172	24%
Acquisition, construction and development (AC&D)	140,492	10%	92,349	12%	87,846	22%	100,668	25%	123,759	33%
Other commercial	5,628	0%	15,658	2%	3,225	1%	1,115	0%	257	0%
Total commercial loans	937,222	69%	552,651	73%	304,968	77%	306,964	77%	281,188	75%

Consumer:
Residential mortgage	188,230	14%	79,512	10%	21,716	5%	20,577	5%	13,916	4%
Home equity lines of credit (HELOC)	163,625	12%	90,408	12%	56,968	14%	52,026	13%	48,625	13%
Residential construction	52,812	4%	25,126	3%	9,051	2%	11,639	3%	19,873	6%
Other loans to individuals	15,553	1%	11,496	2%	7,245	2%	6,471	2%	7,888	2%
Total consumer loans	420,220	31%	206,542	27%	94,980	23%	90,713	23%	90,302	25%
Total loans	1,357,442	100%	759,193	100%	399,948	100%	397,677	100%	371,490	100%
Deferred fees	(609)	0%	(371)	0%	(119)	0%	(113)	0%	(218)	0%
Total loans, net of deferred fees	$1,356,833	100%	$758,822	100%	$399,829	100%	$397,564	100%	$371,272	100%

The following table details loan maturities by loan class and interest rate type at December 31, 2012:

Loan Portfolio Maturities by Loan Class and Rate Type

December 31, 2012	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$45,687	$65,684	$7,944	$119,315
CRE - owner-occupied	71,794	143,334	84,283	299,411
CRE - investor income producing	95,437	220,431	56,508	372,376
AC&D	54,683	73,497	12,312	140,492
Other commercial	2,341	1,371	1,916	5,628
Residential mortgages	22,313	26,129	139,788	188,230
HELOC	6,113	31,522	125,990	163,625
Residential construction	25,393	13,084	14,335	52,812
Other loans to individuals	5,648	7,524	2,381	15,553
Total loans	$329,409	$582,576	$445,457	$1,357,442

Fixed interest rate	$217,305	$370,975	$169,444	$757,724
Variable interest rate	112,104	211,601	276,013	599,718
Total loans	$329,409	$582,576	$445,457	$1,357,442

Variable interest rate loans include commercial and business lines of credit, construction and development, HELOCs and some term loans. We had a total of $599.7 million in variable rate loans as of December 31, 2012, of which $308.3 million included an interest rate floor. Variable rate loans are indexed to a several indices, including (i) the prime rate as published in The Wall Street Journal; (ii) the London InterBank Offered Rate (“LIBOR”); (iii) the 1-year Treasury rate; and (iv) our internal Main Street Prime rate. In addition, we inherited several variable rate indices through our mergers with Citizens South and Community Capital that are no longer used on originated or renewed loans. Further, certain variable rate loans include interest rate floors to maintain a minimum level of return. During the underwriting process, analysts perform their analysis at the fully-indexed rate as well as a “stressed” rate to identify payment capacity in a rising rate environment.

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than that portion related to PCI loans, is available to absorb further loan losses in any segment.

Our Allowance for Loan Losses Committee (the “Allowance Committee”) is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and the Audit Committee of the board of directors in developing and achieving our allowance methodology and practices. The Company’s loan loss allowance methodology includes four components – specific reserves, quantitative reserves, qualitative reserves and qualitative reserves on PCI loans.

During the second quarter of 2012, we refined our allowance methodology to eliminate the use of traditional risk grade factors as a forward-looking qualitative indicator, which had been introduced during the fourth quarter of 2011, and instead focuses directly on five specific environmental factors.  These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors.  We believe these refinements simplify application of the qualitative component of the allowance methodology.  Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in 5 basis point increments, up or down, with a maximum of 0.50%. Details of the five environmental factors for inclusion in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Consolidated Financial Statements.

At December 31, 2012 and 2011, the qualitative component of the allowance was $614 thousand, or 0.13%, and $964 thousand, or 0.25%, respectively, of outstanding performing loans (excluding acquired performing loans). The following is a breakdown of the qualitative component, by loan product type, and its contribution to the aggregate qualitative component of the allowance.

	December 31, 2012		December 31, 2011
	Amount	% of Non-impaired Loans	Amount	% of Non-impaired Loans

Commercial:
Commercial and industrial	$78	0.02%	$(276)	-0.49%
CRE - owner-occupied	124	0.03%	632	0.93%
CRE - investor income producing	202	0.04%	1,168	0.93%
AC&D	76	0.02%	(756)	-1.87%
Other commercial	2	0.00%	17	1.28%
Consumer:
Residential mortgage	31	0.01%	127	0.68%
HELOC	67	0.01%	-	0.00%
Residential construction	23	0.00%	-	0.00%
Other loans to individuals	11	0.00%	45	0.63%
Loan fees	-	0.00%	7	1.30%
	$614	0.13%	$964	0.25%

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The ratio of the allowance for loan losses to total loans was 0.78% and 1.34% at December 31, 2012 and 2011, respectively. The decrease resulted from improved asset quality and the mergers with Citizens South and Community Capital.  In accordance with GAAP, loans acquired from both of these companies were adjusted to reflect estimated fair market value at consummation and the associated allowance for loan losses was eliminated. The ratio of the adjusted allowance for loan losses to total loans, a non-GAAP financial measure, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 4.73% at December 31, 2012 and 5.97% at December 31, 2011. Adjusted allowance for loan losses to loans is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above. See “-Financial Condition –Allowance for Loan Losses” below for a more complete discussion of our policy for addressing potential loan losses. The Company reported  net charge-offs of $1.6 million, or 0.12% of total loans, in 2012 compared to $11.7 million, or 1.54% of total loans,  in 2011.

While management believes that it uses the best information available to determine the allowance for loan losses, and that its allowance for loan losses is maintained at a level appropriate in light of the risk inherent in our  loan portfolio based on an assessment of various factors affecting the loan portfolio, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. The allowance for loan losses to total loans may increase if our loan portfolio deteriorates due to economic conditions or other factors.

The following table presents a summary of changes in the allowance for loan losses and includes information regarding charge-offs, and selected coverage ratios for the years ended December 31:

 Allowance for Loan Losses

	December 31,
	2012	2011	2010	2009	2008

Balance, beginning of period	$10,154	$12,424	$7,402	$5,568	$3,398
Provision for loan losses	2,023	9,385	17,005	3,272	2,544

Charge-offs:
Commercial:
Commercial and industrial	$(565)	$(778)	$(1,338)	$(8)	$-
CRE - owner-occupied	(204)	(194)	(105)	-	-
CRE - investor income producing	(1,132)	(136)	(840)	-	-
AC&D	(652)	(9,865)	(7,752)	(631)	(374)
Other commercial	(94)	-	-	-	-
Consumer:
Residential mortgage	(129)	(128)	(154)	(720)	-
HELOC	(406)	(1,762)	(1,496)	(33)	-
Residential construction	(328)	(222)	(347)	-	-
Other loans to individuals	(12)	-	(10)	(46)	-

Total Charge-offs	(3,522)	(13,085)	(12,042)	(1,438)	(374)

Recoveries:
Commercial:
Commercial and industrial	$79	$236	$2	$-	$-
CRE - owner-occupied	-	3	16	-	-
CRE - investor income producing	57	3	1	-	-
AC&D	1,602	1,157	35	-	-
Other commercial	-	-	-	-	-
Consumer:
Residential mortgage	12	-	4	-	-
HELOC	33	17	1	-	-
Residential construction	124	-	-	-	-
Other loans to individuals	29	14	-	-	-
Total Recoveries	1,936	1,430	59	-	-

Net charge-offs	(1,586)	(11,655)	(11,983)	(1,438)	(374)

Balance, end of period	$10,591	$10,154	$12,424	$7,402	$5,568

Net charge-offs to total loans	0.12%	1.54%	3.00%	0.36%	0.10%
		.
Allowance for loan losses to total loans	0.78%	1.34%	3.11%	1.86%	1.50%

The following table presents the allocation of the allowance for loan losses by category for the years ended December 31:

Allocation of the Allowance for Loan Losses

	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial:
Commercial and industrial	$673	9%	$703	11%	$896	12%	$529	11%	$-	10%
CRE - owner-occupied	496	22%	740	22%	1,061	14%	627	13%	-	8%
CRE - investor income producing	1,102	27%	2,106	26%	2,105	28%	1,496	28%	-	24%
AC&D	4,157	10%	3,883	12%	4,695	22%	3,149	25%	-	33%
Other commercial	8	0%	17	2%	408	1%	-	0%	-	0%

Consumer:
Residential mortgage	1,597	14%	309	10%	320	5%	547	5%	-	4%
HELOC	1,463	12%	1,898	12%	871	14%	835	13%	-	13%
Residential construction	1,046	4%	455	3%	98	2%	144	3%	-	6%
Other loans to individuals	49	1%	43	2%	86	2%	75	2%	-	2%
Unallocated	-	0%	-	0%	1,884	0%	-	0%	5,568	0%
	$10,591	100%	$10,154	100%	$12,424	100%	$7,402	100%	$5,568	100%

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels.  These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material.  Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses.  At December 31, 2012, $125 thousand was recorded  as an other liability for off-balance sheet credit exposure. There was no liability at December 31, 2011 as these estimated credit losses were deemed immaterial prior to the merger with Citizens South.

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, accruing TDRs, accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, totaled $43.2 million at December 31, 2012 compared to $36.2 million at December 31, 2011 and $43.4 million at December 31, 2010. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $2.4 million, or 12%, to $17.8 million, or 1.29% of total loans and OREO at December 31, 2012, compared to $20.2 million, or 2.61% of total loans and OREO at December 31, 2011.

It is our general policy to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $5.9 million, or 36%, in 2012 compared to a decrease of $24.7 million, or 60%, in 2011. The dramatic decline in 2011 is a result of the implementation of programs to specifically address borrower capacity and willingness to pay and efficiently move properties to OREO.  Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At December 31, 2012, nonaccrual TDR loans were $2.8 million and had no recorded allowance. At December 31, 2011, nonaccrual TDR loans were $7.3 million and had no recorded allowance. Accruing TDRs totaled $7.4 million at December 31, 2012 and $4.0 million at December 31, 2011.

Interest that would have been recorded on nonaccrual loans for the years ended December 31, 2012, 2011 and 2010, had they performed in accordance with their original terms, totaled $540 thousand, $1.2 million and  $275 thousand, respectively. Interest income collected on loans that went to nonaccrual included in the results of operations for 2012, 2011and 2010 which were still accruing prior to that time totaled $157 thousand, $311 thousand and $1.5 million, respectively.

We grade loans with an internal risk grade scale of 10 through 90, with grades 10 through 50 representing “pass” loans, grade 60 representing “special mention” and grades 70 and higher representing “classified” credit grades, respectively. Loans are reviewed on a regular basis internally, and at least twice annually by an external loan review group, to ensure loans are graded appropriately. Credits are reviewed for past due trends, declining cash flows, significant decline in collateral value, weakened guarantor financial strength, management concerns, market conditions and other factors that could jeopardize the repayment performance of the loan. Documentation deficiencies including collateral perfection and outdated or inadequate financial information are also considered in grading loans.

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and selected other loans as deemed appropriate. At December 31, 2012, we maintained “watch loans” totaling $44.4 million compared to $55.1 million and $73.3 million at December 31, 2011 and 2010, respectively. Approximately $9 million of the watch loans at December 31, 2012 were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

We employ one of three potential methods to determine the fair value of impaired loans:

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

3) Observable market value method. This is the method used least often by us. Fair value is based on the offering price from a note buyer, in either the local community or a national loan sale advisor.

With respect to nonaccrual commercial and nonaccrual consumer AC&D loans, we typically utilize an “as-is,” or “discounted,” value to determine an appropriate fair value. When appraising projects with an expected cash flow to be received over a period of time, such as acquisition and development/land development loans, fair value is determined using a discounted cash flow methodology. We also account for expected selling and holding costs when determining an appropriate property value.

Prior to being discontinued in the second half of 2010, our underwriting policy permitted interest reserves to be partially or fully funded by loan proceeds as a means to support AC&D loans. As of December 31, 2012, there were $14.4 million of AC&D loans kept current with bank-funded reserves of approximately $1.3 million. As of December 31, 2011, there were no AC&D loans kept current with bank-funded reserves.

At December 31, 2012, OREO totaled $25.4 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $6.7 million of OREO covered under the FDIC loss share agreements. At December 31, 2011, OREO totaled $14.4 million. The increase in OREO from 2011 is due to nonperforming loans migrating to OREO and $14.7 million in OREO acquired from Citizens South (of which $17.2 million existed at the date of merger).

The following table summarizes nonperforming assets at December 31:

 Nonperforming Assets

	December 31,
	2012	2011	2010	2009	2008

Nonaccrual loans	$10,374	$16,256	$40,911	$2,688	$-
Past due 90 days or more and accruing	77	-	-	-	-
Troubled debt restructuring	7,367	3,972	1,198	-	-
Total nonperforming loans	17,818	20,228	42,109	2,688	-
OREO	25,390	14,403	1,246	1,550	1,431
Loans held for sale	-	1,560	-	-	-
Total nonperforming assets	$43,208	$36,191	$43,355	$4,238	$1,431

PCI loans:
Outstanding customer balance	$278,200	$106,688	$-	$-	$-
Carrying amount	234,352	63,818	-	-	-

Nonperforming loans to total loans and OREO	1.29%	2.61%	10.53%	0.68%	0.00%

Nonperforming assets to total assets	2.13%	3.25%	7.04%	0.89%	0.33%

Allowance for loan losses to nonperforming assets	24.51%	28.06%	28.66%	175.00%	389.00%

Deposits. We offer a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts, IOLTA accounts and certificates of deposit at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We regularly evaluate the internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate.

Total deposits at December 31, 2012 were $1.6 billion, an increase of $785.4 million, or 92.8%, from December 31, 2011, net of acquisition accounting fair market value adjustments. Average deposits for 2012 were $1.0 billion, an increase of $571.5 million, or 120%, from 2011. The majority of the increase is attributed to a full year of Community Capital deposits as well as a quarter of Citizens South deposits. Brokered deposits remain attractive given their relatively lower interest costs and flexible term structures, and will continue to be selectively utilized in our normal funding and interest rate risk management practices.

The following table sets forth our average balance of deposit accounts for the years ended December 31 and the average cost for each category of deposit:

Average Deposits and Costs

	2012			2011			2010
	Average Balance	% of Total	Average Cost	Average Balance	% of Total	Average Cost	Average Balance	% of Total	Average Cost
	(Dollars in thousands)
Demand deposits	$317,957	30%	0.10%	$82,087	17%	0.04%	$40,293	10%	0.02%
Savings and money market	293,175	28%	0.40%	119,620	25%	0.59%	50,954	12%	0.78%
Time deposits - core	298,144	28%	0.49%	175,929	37%	1.34%	189,841	47%	1.90%
Time deposits - brokered	137,737	13%	1.07%	97,894	21%	1.69%	125,123	31%	1.80%
Total deposits	$1,047,013	100%	0.42%	$475,530	100%	1.00%	$406,211	100%	1.55%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2012:

Maturities of Time Deposits

December 31, 2012	Within 3 Months	3-6 Months	6-12 Months	1-5 Years	>5 Years	Total
	(Dollars in thousands)
Time deposits of $100,000 or more	$87,622	$52,345	$91,760	$99,098	$-	$330,825
Other time deposits	65,367	49,715	92,517	91,322	-	298,921
Total time deposits	$152,989	$102,060	$184,277	$190,420	$-	$629,746

Borrowings. Borrowings totaled $101.7 million at December 31, 2012 compared to $62.1 million at December 31, 2011 and $27.8  million at December 31, 2010, net of acquisition accounting fair market value adjustments. During 2012, as a result of the merger with Citizens South, we acquired $8.8 million of junior subordinated debt ($15.5 million before fair value adjustments) and in 2011, from the merger with Community Capital, we acquired $5.3 million of junior subordinated debt ($10.3 million before fair value adjustments). We borrowed an additional $30.0 million from the FHLB to purchase available-for-sale investment securities during 2012, which had the effect of partially re-leveraging the balance sheet for FHLB borrowings repaid at the time of the merger with Community Capital. In addition, management restructured our FHLB advances in late 2011, which extended the term and contributed to a reduction in the average borrowing rate.

The following table details short and long-term borrowings at December 31:

Schedule of Borrowed Funds

	2012	% Change From Prior Year	2011	% Change From Prior Year	2010
Short-term:	(Dollars in thousands)
Repurchase agreements	$10,143	683.2%	$1,295	48.2%	$874
Federal funds purchased	-	-100.0%	8,470	100.0%	-
FHLB advances	15,000	100.0%	-	0.0%	-
Total short-term	25,143	157.5%	9,765	1017.3%	874

Long-term:
FHLB advances	55,000	37.5%	40,000	100.0%	20,000
Subordinated debt	21,573	75.4%	12,296	78.3%	6,895
Total long-term	76,573	46.4%	52,296	94.4%	26,895

Total borrowed funds	$101,716	63.9%	$62,061	123.5%	$27,769

The following table details balances outstanding related to short-term borrowings at December 31 and annual information for the years presented:

Short-Term Borrowings

	Balance at Year end	Weighted Average Interest Rate at Year End	Maximum Amount Outstanding During Year	Average Daily Balance Outstanding During Year	Average Annual Interest Rate Paid
	(Dollars in thousands)
2012
Repurchase agreements	$10,143	0.10%	$12,963	$3,648	0.05%
Federal funds purchased	-	0.00%	14,605	464	0.67%
FHLB Advances	15,000	0.36%	15,000	-	0.00%
Total	$25,143	0.46%

2011
Repurchase agreements	$1,295	0.15%	$2,670	$1,316	0.15%
Federal funds purchased	8,470	0.09%	8,910	102	0.82%
Total	$9,765	0.24%

2010
Repurchase agreements	$874	0.15%	$4,722	$2,351	0.12%
Federal funds purchased	-	-	26	1	0.09%
FHLB Advances	-	-	5,000	2,110	0.31%
Total	$874	0.15%

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. We strive to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of Federal funds sold. Liquidity is governed by an asset/liability policy approved by the board of directors and administered by an internal Senior Management Risk Committee (the “Senior Risk Committee”). The Senior Risk Committee reports monthly asset/liability-related matters to the Loan and Risk Committee of the board of directors.

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at December 31, 2012 was 22.0% compared to 28.8% at December 31, 2011. Both ratios exceeded our minimum internal target of 10%. In addition, at December 31, 2012, we had $255.3 million of credit available from the FHLB, $69.0 million from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At December 31, 2012, we had $251.9 million of pre-approved but unused lines of credit, $3.9 million of standby letters of credit and $5.6 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on December 31, 2012 was $275.5 million, compared to $190.1 million at December 31, 2011. The $85.4 million increase was  the result of the issuance of 20,500 shares of Series C Preferred Stock, valued at $20.5 million based on a liquidation value of $1,000 per share, and 11,857,226 shares of Common Stock, valued at $58.6 million based on the $4.94 per share closing price of Common Stock immediately prior to the merger, in connection with the merger with Citizens South. In addition, the Company generated $4.3 million of retained earnings for the year.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. Under current regulations, all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At December 31, 2012, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of federal regulatory requirements.

 Actual and required capital levels at December 31 for each of the past three years are presented below:

 Capital Ratios

				Regulatory Minimums
	December 31			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions
	2012	2011	2010*	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$219,060	$160,122	$173,395
Tier 2 capital	17,611	17,049	12,373

Total capital	$236,671	$177,171	$185,768

Risk-adjusted average assets	$1,451,532	$819,762	$431,324

Average assets	$1,947,156	$901,067	$633,007

Risk-based capital ratios
Tier 1 capital	15.09%	19.53%	40.20%	4.00%	6.00%
Total capital	16.30%	21.61%	43.07%	8.00%	10.00%
Tier 1 leverage ratio	11.25%	17.77%	27.39%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$193,018	$100,147	$173,395
Tier 2 capital	17,611	16,998	12,373

Total capital	$210,629	$117,145	$185,768

Risk-adjusted average assets	$1,446,233	$808,163	$431,324

Average assets	$1,913,420	$646,846	$633,007

Risk-based capital ratios
Tier 1 capital	13.35%	12.39%	40.20%	4.00%	6.00%
Total capital	14.56%	14.50%	43.07%	8.00%	10.00%
Tier 1 leverage ratio	10.09%	15.48%	27.39%	4.00%	5.00%

* The consolidated capital ratios presented herein, as of December 31, 2010 are those of the Bank, prior to the effectiveness of the holding company reorganization on January 1, 2011.

The Bank has committed to its regulators to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the 2010 Public Offering, which occurred in August 2010.

In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency each issued Notices of Proposed Rulemaking (the “Proposals”) for three sets of capital rules that would revise the general risk-based capital rules to make them consistent with heightened international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  While Basel III proposed a capital regime intended only for large internationally active banks, the Proposals extend the proposed capital standards to all U.S. banks, as well as to all bank holding companies with $500 million or more in consolidated assets, including the Company and the Bank.

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

The comment period on the Proposals ended October 22, 2012 and the agencies have yet to take final action on the Proposals.  The proposals provide for transition periods in several areas, including the gradual phase-out of certain non-qualifying capital instruments like trust-preferred securities. Management is currently assessing the impact of these proposed changes to its regulatory capital ratios but does not expect these changes to result in a material difference.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations that could include the funding of operations through debt issuances as well as leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations at December 31, 2012:

 Contractual Obligations

December 31, 2012	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Time deposits	$439,328	$177,401	$13,017	$-	$629,746
Deposits without a stated maturity	1,002,258	-	-	-	1,002,258
Repurchase agreements	10,143	-	-	-	10,143
FHLB advances	15,000	20,000	20,000	15,000	70,000
Subordinated debt	-	-	-	21,573	21,573
Operating lease obligations	1,347	2,774	1,765	3,017	8,903
FDIC loss share agreeement - estimated true-up (1)	-	-	-	4,906	4,906
Total	$1,468,076	$200,175	$34,782	$44,496	$1,747,529

(1)  Amount is included in other liabilities on the balance sheet.

Information about our off-balance sheet risk exposure is presented in Note 16 – Off-Balance Sheet Risk to the Consolidated Financial Statements. At December 31, 2012, we had $251.9 million of pre-approved but unused lines of credit, $3.9 million of standby letters of credit and $5.6 million of commercial letters of credit. As part of ongoing business, we currently do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In 2012, the Company established a reserve of $125 thousand, which is in other liabilities, for off-balance sheet credit exposure. There was no liability at December 31, 2011 as these estimated credit losses were deemed immaterial prior to the merger with Citizens South.

In connection with the Bank’s Public Offering, it issued 23,100,000 shares of common stock at $6.50 per share, for a gross aggregate offering price of $150.2 million. We incurred underwriting fees of $6.0 million and related expenses of $0.9 million resulting in net proceeds of $143.2 million being received by the Bank. Additional underwriting fees equal to $3.0 million will be payable in the future if the common stock price closes at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. A liability for the contingent underwriting fees of $3.0 million has been accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2012 and 2011.

As part of Citizens South's Plan of Conversion and Reorganization in May 2002, Citizens South established a memo liquidation account in an amount equal to its equity at the time of the conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Citizens South Bank after the conversion. In accordance with the memo liquidation account, in the event of a complete liquidation of Citizens South Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. In connection with the Citizens South merger and the subsequent merger of Citizens South Bank into the Bank, the Bank assumed this memo liquidation account. This liquidation account is reviewed and adjusted annually. At December 31, 2012, the value of the liquidation account was approximately $8.0  million.

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

Interest Rate Sensitivity

The Senior Risk Committee actively evaluates and manages interest rate risk using a process developed by the Company. The Senior Risk Committee is also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.

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

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 30% over the next twelve months. We currently operate well within these guidelines. However, the current interest rate environment creates an unusual scenario; specifically, our earnings may be negatively impacted by either a significant increase or decrease in short-term interest rates. As of December 31, 2012, based on the results of this simulation model, we could expect net interest income to decrease by approximately 3% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. This decrease results from our cost of interest-bearing liabilities, which was 0.70% for the twelve months ended December 31, 2012, being unable to fully benefit from a 300 basis point decline in rates, while our yield on interest-earning assets, which was 4.84% for the period, could suffer from the full decline. Concurrently, if short term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 3% over twelve months given that the Company is currently in a slight liability sensitive position. As of December 31, 2011, we expected net interest income to decrease by approximately 4% over twelve months if short-term interest rates immediately decreased by 300 basis points, which was unlikely based on the rate levels at that time. Conversely, if short term interest rates increased by 300 basis points, net interest income was expected to increase by approximately 8% over twelve months.

We use multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. In May 2011, our interest rate swap that was accounted for as a cash flow hedge terminated. The swap had a notional amount of $40 million that was purchased on May 16, 2008 to protect us from falling rates. We received a fixed rate of 6.22% for a period of three years, and paid the prime rate for the same period. At December 31, 2010, the unrealized gain on this instrument was $282 thousand. During the years ended December 31, 2011 and 2010, we recorded $441 thousand and $1.2 million of income from this instrument.

At December 31, 2012, we maintained six loan swaps accounted for as fair value hedges. The aggregate original notional amount of these swaps was $13.6 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(453) thousand and $(645) thousand and are included in other liabilities at December 31, 2012 and December 31, 2011, respectively. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $353 thousand, $372 thousand, and $342 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

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

See Note 17 – Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for further discussion on our derivative financial instruments and hedging activities.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At December 31, 2012, our cumulative one year gap was $(10.0) million, or -0.5% of total assets, indicating a net liability-sensitive.

The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2012. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

At December 31, 2012	Within Three Months	Three Months to One Year	One Year to Five Years	After Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$101,431	$-	$-	$-	$101,431
Federal funds sold	45,995	-	-	-	45,995
Securities	19,608	31,765	97,089	104,531	252,993
Loans	519,915	268,764	492,638	89,663	1,370,980
Total interest-earning assets	686,949	300,529	589,727	194,194	1,771,399

Interest-bearing liabilities:
Demand deposits	53,274	-	121,769	146,842	321,885
MMDA and savings	437,951	-	-	-	437,951
Time deposits	152,722	284,894	190,408	649	628,673
Short term borrowings	10,143	-	-	-	10,143
Long term borrowings	64,678	-	20,000	6,895	91,573
Total interest-bearing liabilities	718,768	284,894	332,177	154,386	1,490,225

Derivatives	10,415	(4,265)	(6,150)	-	-

Interest sensitivity gap	$(21,404)	$11,370	$251,400	$39,808	$281,174
Cumulative interest sensitivity gap	$(21,404)	$(10,034)	$241,366	$281,174

Percentage of total assets		-0.49%

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Park Sterling Corporation
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Park Sterling Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Sterling Corporation as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Dixon Hughes Goodman LLP
Charlotte, North Carolina
March 15, 2013

PARK STERLING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	December 31,
	2012	2011
	(Dollars in thousands, except per share data)
ASSETS

Cash and due from banks	$36,798	$18,428
Interest-earning balances at banks	101,431	10,115
Federal funds sold	45,995	-
Investment securities available-for-sale, at fair value	245,571	210,146
Nonmarketable equity securities	7,422	8,510
Loans held for sale	14,147	6,254
Loans:
Non-covered	1,255,145	758,822
Covered	101,688	-
Less allowance for loan losses	(10,591)	(10,154)
Net loans	1,346,242	748,668

Premises and equipment, net	57,222	24,515
Bank-owned life insurance	46,162	26,223
Deferred tax asset	41,824	31,248
Other real estate owned (covered of $6,728 and $0, respectively; and non-covered of $18,662 and $14,403, respectively)	25,390	14,403
Goodwill	23,114	622
FDIC indemnification asset	20,323	-
Core deposit intangible	9,658	4,022
Accrued interest receivable	3,821	3,216
Other assets	7,513	6,852

Total assets	$2,032,633	$1,113,222

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$243,495	$142,652
Interest-bearing	1,388,509	703,985
Total deposits	1,632,004	846,637

Short-term borrowings	10,143	9,765
FHLB advances	70,000	40,000
Subordinated debt	21,573	12,296
Accrued interest payable	516	1,561
Accrued expenses and other liabilities	22,856	12,909
Total liabilities	1,757,092	923,168

Commitments (Notes 15 and 16)

Shareholders' equity:
Preferred stock, no par value5,000,000 shares authorized; 20,500 and 0 issued and outstanding at December 31, 2012 and 2011, respectively	20,500	-
Common stock, $1.00 par value200,000,000 shares authorized;44,575,853 and 32,643,627 shares issued and outstanding at December 31, 2012 and 2011, respectively	44,576	32,644
Additional paid-in capital	220,835	172,390
Accumulated deficit	(13,568)	(17,860)
Accumulated other comprehensive income	3,198	2,880
Total shareholders' equity	275,541	190,054

Total liabilities and shareholders' equity	$2,032,633	$1,113,222

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$53,142	$21,776	$20,260
Federal funds sold	49	90	107
Taxable investment securities	3,606	2,830	1,561
Tax-exempt investment securities	750	716	642
Nonmarketable equity securities	194	53	6
Interest on deposits at banks	153	99	66
Total interest income	57,894	25,564	22,642

Interest expense
Money market, NOW and savings deposits	1,488	743	408
Time deposits	2,951	4,011	5,869
Short-term borrowings	11	3	9
FHLB Advances	600	557	563
Subordinated debt	1,520	855	758
Total interest expense	6,570	6,169	7,607
Net interest income	51,324	19,395	15,035

Provision for loan losses	2,023	9,385	17,005
Net interest income (loss) after provision for loan losses	49,301	10,010	(1,970)

Noninterest income
Service charges on deposit accounts	1,814	315	66
Income from fiduciary activities	2,332	418	-
Commissions and fees from investment brokerage	287	29	-
Gain on sale of securities available-for-sale	1,478	20	19
Bankcard services income	1,322	181	15
Mortgage banking income	2,478	297	-
Income from bank-owned life insurance	1,264	248	-
Other noninterest income	634	139	26
Total noninterest income (loss)	11,609	1,647	126

Noninterest expense
Salaries and employee benefits	29,343	14,778	6,442
Occupancy and equipment	4,654	1,588	916
Advertising and promotion	781	372	287
Legal and professional fees	3,190	2,738	445
Deposit charges and FDIC insurance	1,250	733	728
Data processing and outside service fees	4,371	794	411
Communication fees	945	232	85
Core deposit intangible amortization	564	68	-
Net cost of operation of other real estate owned	3,462	829	411
Loan and collection expense	1,221	630	224
Postage and supplies	791	423	145
Other tax expenses	300	303	95
Other noninterest expense	3,389	1,472	864
Total noninterest expense	54,261	24,960	11,053

Income (loss) before income taxes	6,649	(13,303)	(12,897)

Income tax (benefit) expense	2,306	(4,944)	(5,038)

Net income (loss)	4,343	(8,359)	(7,859)

Preferred dividends	51	-	-

Net income (loss) to common shareholders	$4,292	$(8,359)	$(7,859)

Basic earnings (loss) per common share	$0.12	$(0.29)	$(0.58)

Diluted earnings (loss) per common share	$0.12	$(0.29)	$(0.58)

Weighted-average common shares outstanding
Basic	35,101,407	28,723,647	13,558,221
Diluted	35,108,229	28,723,647	13,558,221

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)

Net income (loss)	$4,343	$(8,359)	$(7,859)
Unrealized holding gains (losses) on available-for-sale securities	1,908	5,550	(2,447)
Income tax effect	(630)	(1,719)	944
Reclassification of gains recognized in net income	(1,478)	(20)	(19)
Income tax effect	518	7	7
	318	3,818	(1,515)
Unrealized holding gains (loss) on swaps	-	-	(1,043)
Income tax effect	-	-	402
	-	-	(641)

Total other comprehensive income (loss)	318	3,818	(2,156)

Total comprehensive income (loss)	$4,661	$(4,541)	$(10,015)

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
			(Dollars in thousands, except share amounts)

Balance at December 31, 2009	-	$-	4,951,098	$4,951	$41,568	$(1,642)	$1,218	$46,095

Issuance of common stock, net of costs	-	-	23,100,000	23,100	117,111	-	-	140,211

Share-based compensation expense	-	-	-	-	810	-	-	810

Comprehensive loss:
Net income	-	-	-	-	-	(7,859)	-	(7,859)
Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	-	-	(1,515)	(1,515)
Unrealized holding losses on interest rate swaps, net of taxes	-	-	-	-	-	-	(641)	(641)

Total comprehensive loss	-	-	-	-	-	-	-	(10,015)

Balance at December 31, 2010	-	-	28,051,098	28,051	159,489	(9,501)	(938)	177,101

Issuance of restricted stock grants	-	-	568,260	568	(568)	-	-	-

Share-based compensation expense	-	-	-	-	1,930	-	-	1,930

Shares issued for Community	-	-	4,024,269	4,025	11,539	-	-	15,564
Capital Corporation merger

Comprehensive loss:
Net loss	-	-	-	-	-	(8,359)	-	(8,359)
Unrealized holding losses on available-for-sale securities, net of taxes	-	-	-	-	-	-	3,818	3,818
Unrealized holding losses on interest rate swaps, net of taxes	-	-	-	-	-	-	-	-

Total comprehensive loss	-	-	-	-	-	-	-	(4,541)

Balance at December 31, 2011	-	-	32,643,627	32,644	172,390	(17,860)	2,880	190,054

Shares of preferred stock issued	20,500,000	20,500	-	-	-	-	-	20,500

Issuance of restricted stock grants	-	-	78,000	78	(78)	-	-	-

Share-based compensation expense	-	-	-	-	2,012	-	-	2,012

Shares issued for Citizens South merger	-	-	11,857,226	11,857	46,523	-	-	58,380

Common stock repurchased	-	-	(3,000)	(3)	(12)			(15)

Dividends on preferred stock	-	-	-	-	-	(51)	-	(51)

Comprehensive income (loss):
Net income	-	-	-	-	-	4,343	-	4,343
Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	-	-	318	318

Total comprehensive income	-	-	-	-	-	-	-	4,661

Balance at December 31, 2012	20,500,000	$20,500	44,575,853	$44,576	$220,835	$(13,568)	$3,198	$275,541

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
		(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$4,343	$(8,359)	$(7,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on acquired loans	(7,462)	(160)	-
Net amortization (accretion) on investments	(2,425)	1,288	531
Other depreciation and amortization	3,403	792	477
Provision for loan losses	2,023	9,385	17,005
Stock option expense	2,012	1,930	810
Income on termination of swap	-	-	(353)
Deferred income taxes	2,255	(4,944)	(3,190)
Amortization of FDIC indemnification asset	(73)	-	-
Net gains on sales of investment securities available-for-sale	(1,478)	(20)	(19)
Net (gains) losses on sales of fixed assets	(94)	69	-
Net (gains) losses on sales of other real estate owned	(253)	(181)	343
Writedowns of other real estate owned	2,421	713	-
Income from bank owned life insurance	(1,264)	(248)	-
Other than temporary securities impairment loss	-	-	-
Proceeds of loans held for sale	71,855	9,705	-
Disbursements for loans held for sale	(78,053)	(9,255)	-
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	1,381	167	(26)
(Increase) decrease in other assets	(2,457)	602	(2,363)
Decrease in accrued interest payable	(1,433)	(611)	(146)
Increase in accrued expenses and other liabilities	6,055	970	3,086
Net cash provided by operating activities	756	1,843	8,296

Cash flows from investing activities
Net (increase) decrease in loans	77,140	(503)	(17,118)
Purchases of premises and equipment	(4,845)	(1,478)	(217)
Proceeds from disposals of premises and equipment	221	25	51
Purchases of investment securities available-for-sale	(31,115)	(87,864)	(117,000)
Proceeds from sales of investment securities available-for-sale	46,367	24,326	2,155
Proceeds from maturities and call of investment securities available-for-sale	43,998	44,347	13,727
Improvements to other real estate owned	-	-	(93)
Proceeds from sale of other real estate owned	13,096	5,122	2,918
Net redemptions (purchases) of nonmarketable equity securities	6,079	1,800	139
Purchase of bank owned life insurance	-	(8,000)	-
Acquisitions, net of cash paid	24,283	83,898	-
Net cash provided by (used for) investing activities	175,224	61,673	(115,438)

Cash flows from financing activities
Net increase (decrease) in deposits	(42,933)	(28,208)	15,187
Net increase (decrease) in short-term borrowings	(7,300)	8,891	(6,115)
Advances (repayments) of long-term borrowings	30,000	(81,034)	-
Proceeds from issuance of subordinated debt	-	-	-
Purchase of stock	(15)	-	-
Proceeds from issuance of common stock, net of costs	-	-	140,211
Dividends on preferred stock	(51)	-	-
Net cash provided by (used for) financing activities	(20,299)	(100,351)	149,283

Net increase in cash and cash equivalents	155,681	(36,835)	42,141

Cash and cash equivalents, beginning	28,543	65,378	23,237

Cash and cash equivalents, ending	$184,224	$28,543	$65,378

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,615	$4,898	$7,753
Cash paid for income taxes	94	-	950

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$318	$3,818	$(1,515)
Change in unrealized loss on interest rate swaps, net of tax	-	-	(641)
Loans transferred to other real estate owned	11,896	11,059	2,864

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 1 – ORGANIZATION AND OPERATIONS

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At December 31, 2012, the Company’s primary operations and business were that of owning the Bank.

The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank and is a wholly owned subsidiary of the Company.  The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina.  In August 2010, the Bank conducted an equity offering (the “Public Offering”), which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace over the next few years to seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia.

On January 1, 2011, the Company acquired all of the outstanding common stock of the Bank in exchange for shares of the Company’s Common Stock, on a one-for-one basis, in a statutory share exchange transaction effected under North Carolina law pursuant to which the Company became the bank holding company for the Bank. Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the holding company reorganization.

On November 1, 2011, Community Capital Corporation (“Community Capital”) was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of March 30, 2011. Under the terms of the merger agreement, Community Capital shareholders received either $3.30 in cash or 0.6667 of a share of the Company’s Common Stock, par value $1.00 per share (“Common Stock”), for each share of Community Capital common stock they owned immediately prior to the merger, subject to the limitation that the total consideration would consist of 40.0% in cash and 60.0% in Common Stock. The merger was structured to be tax-free to Community Capital shareholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and $13.3 million in cash. Based on the $3.85 per share closing price of the Common Stock on October 31, 2011, the last trading date prior to consummation of the merger, the transaction value was $28.8 million.

On October 1, 2012, Citizens South Banking Corporation (“Citizens South”) was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of May 13, 2012.  Under the terms of the Citizens South merger agreement, Citizens South stockholders received either $7.00 in cash or 1.4799 shares of the Company’s Common Stock for each Citizens South share they owned immediately  prior to the merger, subject to the limitation that the total consideration paid in the merger would consist of 30.0% in cash and 70.0% in Common Stock.  The Citizens South merger was structured to be tax-free to Citizens South stockholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger.  Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash.  Based on the $4.94 per share closing price of the Common Stock on September 28, 2012, the last trading date prior to consummation of the merger, the transaction value was $82.9 million.  In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the United States Department of the Treasury (the “Treasury”) in connection with Citizens South’s participation in the Small Business Lending Fund program (“SBLF”) was converted to 20,500 shares of a substantially identical newly created series of the Company’s preferred stock, the Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). See Note 14 – Preferred Stock.

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

Reclassifications - Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2012 presentation. The reclassification had no effect on net income (loss), comprehensive income (loss) or shareholders’ equity as previously reported.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset – A business combination occurs when the Company acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities.  Business combinations are effected through the transfer of consideration consisting of cash and/or common stock.  The assets and liabilities of the acquired entity are recorded at their respective fair values as of the closing date of the merger.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair values becomes available.  The results of operations of an acquired entity are included in our consolidated results from the closing date of the merger, and prior periods are not restated.  Business combinations are accounted for using the acquisition method.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding future credit losses.  Loans acquired are recorded at fair value exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (the “FDIC”).  The fair value estimates associated with the acquired loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets, without approval of the FDIC, should the Company choose to dispose of them.  Fair value was estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages.  These expected reimbursements do not include reimbursable amounts related to future covered expenditures.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  The Company will offset any recorded provision for loan losses related to acquired loans by recording an increase in the FDIC indemnification asset in an amount equal to the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans.  An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as negative accretion through non-interest income.

The Company incurs expenses related to the assets indemnified by the FDIC and pursuant to the loss share agreements certain costs are reimbursable by the FDIC and are included in quarterly claims made by the Company.  The estimates of reimbursements are netted against these covered expenses in the income statement.

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

The Company has invested in the stock of several unrelated financial institutions.  The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable.  Included in nonmarketable equity securities is the investment in CSBC Statutory Trust I and Community Capital Corporation Statutory Trust I. See Note 11 – Borrowings.

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

Purchased Credit-Impaired (“PCI”) Loans - Purchased loans acquired in a business combination, which include loans purchased in the Community Capital and Citizens South acquisitions, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. PCI loans are accounted for under the “Receivables” topic of the Accounting Standards Codification (“ASC”) when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as internal risk grades and past due and nonaccrual status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference, and is available to absorb credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

Purchased Performing Loans – The Company accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the merger.

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

Impaired Loans – For all classes of loans, except PCI loans,  loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring ("TDR"). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the interest rate implicit in the original agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans Modified in a Troubled Debt Restructuring (TDR) - Loans are considered to be a TDR if, for economic or legal reasons related to the borrower's financial condition, the Company makes certain concessions to the original contract terms related to amount, interest rate, amortization or maturity that it would not otherwise consider. Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of at least six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses – The allowance for loan losses is based upon management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management’s internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portion related to PCI loans, is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 5 – Loans.

Other Real Estate Owned (OREO) - Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and further write-downs are made based on these valuations. Revenue and expenses from operations are included in other expense.

 Premises and Equipment - Company premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are generally 39.5 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are depreciated over the lesser of the term of the respective lease or the estimated useful lives of the improvements. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Goodwill and intangible assets - Intangible assets consist primarily of goodwill and core deposit intangibles that result from the acquisition of other banks.  Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions.  Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The goodwill impairment analysis is a two-step test.  The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of the goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis of goodwill.

In September 2011, the FASB issued ASU 2011-08, which gives entities the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more likely than not that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required.

The Company performed a qualitative assessment of the carrying value of goodwill related to the merger with Community Capital as of September 30, 2012, its annual test date, and determined it was unlikely that the fair value was less than the carrying amount and that no further testing or  impairment charge was necessary.  Additionally, should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.  There have been no events subsequent to the September 30, 2012 evaluation that caused the Company to perform an interim review of the carrying value of goodwill related to either the merger with Community Capital or the merger with Citizens South.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired (generally ten years on a straight line basis).

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

Advertising Costs - Advertising costs are expensed as incurred and advertising communication costs the first time the advertising takes place.  The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

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

Per Share Results - Basic and diluted earnings (loss) per common share are computed based on the weighted-average number of shares outstanding during each period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if all dilutive stock options were exercised.

In August 2010, the Bank issued 23,100,000 shares of Common Stock in connection with its Public Offering. During 2011, the Company issued 568,260 restricted stock awards to certain officers and directors as contemplated in connection with the Bank’s Public Offering. Also in 2011, the Company issued 4,024,269 shares of Common Stock in connection with the merger with Community Capital.  In 2012, the Company issued 78,000 restricted stock awards, and repurchased 3,000 of common stock in open market transactions pursuant to the stock repurchase program approved by the board of directors in November 2012.  Also in 2012, the Company issued 11,857,226 shares of Common Stock in connection with the merger with Citizens South.

Basic and diluted earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

	2012	2011	2010

Weighted-average number of common shares outstanding	35,101,407	28,723,647	13,558,221

Effect of dilutive stock options and restricted shares	6,822	-	-

Weighted-average number of common shares and dilutive potential common shares outstanding	35,108,229	28,723,647	13,558,221

There were 3,118,891 outstanding options and 640,239 outstanding restricted shares that were anti-dilutive for the year ended December 31, 2012. There were 801 dilutive stock options and 6,021 dilutive restricted shares for the year ended December 31, 2012.  There were 2,145,189 outstanding options and 568,260 outstanding restricted shares that were anti-dilutive for the year ended December 31, 2011 and 2,323,632 outstanding options that were anti-dilutive for the year ended December 31, 2010. There were no dilutive stock options or restricted shares for the years ended December 31, 2011 and 2010 due to the Company’s net loss position. See Note 19 – Employee and Director Benefit Plans for more information.

Share-Based Compensation - The Company may grant share-based compensation to employees, non-employee directors and other eligible parties in the form of stock options, restricted stock or other instruments. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards, subject to share price performance vesting requirements, is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The compensation expense for share-based compensation plans was $2.0 million, $1.9 million and $810 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Fair value hedges are accounted for under ASC Topic 815 which requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value. The calculation of dollar offset is the change in clean fair value of hedging derivative, divided by the change in fair value of the hedged exposure attributable to changes in the London InterBank Offered Rate (“LIBOR”) curve. To the extent that the cumulative change in fair value of the hedging derivative offsets from 80% to 125% of the cumulative change in fair value of the hedged exposure, the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings.

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

Accounting Standards Update (“ASU”) 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Financial Accounting Standards Board (“FASB”) does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The Update also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. The required disclosures are included in the accompanying consolidated financial statements.

ASU 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments do not require any transition disclosures. A statement of other comprehensive income is included in the accompanying consolidated financial statements.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

ASU 2012-06: Business Combinations (Topic 805):  Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  The amendments in this Update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The Company has adopted the standard and its impact is reflected in the FDIC indemnification asset.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is still evaluating the impact of ASU 2013-02 on the Company's financial condition, results of operations, or cash flows.

NOTE 3 – BUSINESS COMBINATIONS

Citizens South

On October 1, 2012, Citizens South was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of May 13, 2012.  Under the terms of the Citizens South merger agreement, Citizens South stockholders received either $7.00 in cash or 1.4799 shares of the Company’s Common Stock for each Citizens South share they owned immediately prior to the merger, subject to the limitation that the total consideration paid in the merger would consist of 30% in cash and 70% in Common Stock.  The Citizens South merger was structured to be tax-free to Citizens South stockholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger.  Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash.  Based on the $4.94 per share closing price of the Common Stock on September 28, 2012, the last trading date prior to consummation of the merger, the transaction value was $82.9 million.  In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the Treasury in connection with Citizens South’s participation in the SBLF program was converted to 20,500 shares of a substantially identical newly created series of the Company’s preferred stock.  See Note 14 – Preferred Stock for further discussion.

Citizens South operated 21 full service branches in North Carolina, South Carolina and Georgia at the date of acquisition. The acquisition of Citizens South was part of the Company’s business plan seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The assets and liabilities assumed from Citizens South were recorded at their fair value as of the closing date of the merger.  Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair values becomes available.  Goodwill of $22.5 million was generated from the acquisition, none of which is expected to be deductible for income tax purposes.  The following table summarizes the consideration paid by the Company in the merger with Citizens South and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded by Citizens South	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$24,283
Common shares issued (11,857,226 shares)			58,575
Fair value of noncontrolling interest			20,500

Fair Value of Total Consideration Transferred			$103,358

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivelents	$48,661	$-	$48,661
Securities	88,068	2,275	90,343
Nonmarketable equity securities	5,390	-	5,390
Loans held for sale	1,695	-	1,695
Loans, net of allowance	694,016	(12,214)	681,802
Premises and equipment	25,443	4,326	29,769
Core deposit intangibles	1,032	5,168	6,200
Other real estate owned	18,957	(2,852)	16,105
Bank owned life insurance	18,879	(50)	18,829
Deferred tax asset	3,560	70	3,630
FDIC indemnification asset	20,652	3,472	24,124
Other assets	4,338	72	4,410

Total assets acquired	$930,691	$267	$930,958

Deposits	$826,134	$2,166	$828,300
Short term borrowings	7,678	-	7,678
Junior subordinated debt	15,464	(6,627)	8,837
Other liabilities	418	4,859	5,277

Total liabilities assumed	$849,694	$398	$850,092

Total identifiable assets	$80,997	$(131)	$80,866

Goodwill resulting from acquisition			$22,492

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following table discloses the impact of the merger with Citizens South (excluding the impact of merger-related expenses) since the acquisition on October 1, 2012 through December 31, 2012.  The table also presents certain pro forma information as if Citizens South had been acquired on January 1, 2012.  These results combine the historical results of Citizens South in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2012.  Acquisition-related costs of $3.8 million are included in the Company’s consolidated statements of income for the year ended December 31, 2012 and are not included in the proforma statements below.  In particular, no adjustments have been made to eliminate the amount of Citizens South  provision for loan losses of $9.3 million in 2012 and $10.7 million in 2011 or the impact of OREO write-downs recognized by Citizens South of $5.1 million in 2012 that may not have been necessary had the acquired loans and OREO been recorded at fair value as of the beginning of 2011. Furthermore, expenses related to systems conversions and other costs of integration are expected to be recorded during 2013.  Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(in thousands)	Actual Since Acquisition Through December 31, 2012	Pro Forma Year Ended December 31, 2012	December 31, 2011

Total revenues (net interest income plus other income)	$9,544	$82,071	$65,921
Net income (loss)	$4,682	$(5,413)	$(9,644)

Community Capital

On November 1, 2011, Community Capital  was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of March 30, 2011. Under the terms of the merger agreement, Community Capital shareholders received either $3.30 in cash or 0.6667 of a share of Common Stock, for each share of Community Capital common stock they owned immediately prior to the merger, subject to the limitation that the total consideration paid in the merger would consist of 40% in cash and 60% in Common Stock. The Community Capital merger was structured to be tax-free to Community Capital shareholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and $13.3 million in cash. Based on the $3.85 per share closing price of the Common Stock on October 31, 2011, the last trading date prior to consummation of the merger, the transaction value $28.8 million.

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

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The assets and liabilities assumed from Community Capital were recorded at their fair value as of the closing date of the merger.  Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.  Goodwill of $428 thousand was initially recorded at the time of acquisition. As a result of refinements to the fair value mark on loans and other liabilities subsequent to December 31, 2011, and an adjustment of $3 thousand related to overpayments associated with the payment of cash for fractional shares in the merger, goodwill as indicated below is $194 thousand greater than the goodwill estimated in the Company’s 2011 audited consolidated financial statements. The following table summarizes the final consideration paid by the Company in the merger with Community Capital and the final amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

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

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 4 – INVESTMENTS

The amortized cost and fair value of investment securities available-for-sale, with gross unrealized gains and losses, at December 31 follows:

 Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2012
Securities available-for-sale:
U.S. Government agencies	$518	$65	$-	$583
Residential agency mortgage-backed securities	156,518	3,190	(567)	159,141
Collateralized agency mortgage obligations	55,882	1,016	(146)	56,752
Asset Backed Securities	10,800	-	(78)	10,722
Municipal securities	16,231	1,727	-	17,958
Corporate and other securities	500	-	(85)	415
Total investment securities	$240,449	$5,998	$(876)	$245,571

2011
Securities available-for-sale:
U.S. Government agencies	$523	$68	$-	$591
Residential agency mortgage-backed securities	135,894	2,313	(14)	138,193
Collateralized agency mortgage obligations	52,354	1,086	-	53,440
Municipal securities	16,184	1,333	-	17,517
Corporate and other securities	500	-	(95)	405
Total investment securities	$205,455	$4,800	$(109)	$210,146

At December 31, 2012 and 2011, investment securities with a fair market value of $102.5 million and $38.0 million, respectively, were pledged to secure repurchase agreements, to secure public and trust deposits, to secure the interest rate swap, and for other purposes as required and permitted by law.

The amortized cost and fair value of investment securities available-for-sale at December 31 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$390	$393	$137	$137
Due after one year through five years	968	1,048	1,066	1,135
Due after five years through ten years	43,714	43,563	6,694	6,616
Due after ten years	195,377	200,567	197,558	202,258
Total investment securities	$240,449	$245,571	$205,455	$210,146

Sales of investment securities available-for-sale for the years ended December 31 are as follows:

	2012	2011	2010
Proceeds from sales	$46,367	$24,326	$2,155
Gross realized gains	1,478	115	50
Gross realized losses	-	(95)	(31)

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at December 31, 2012 and 2011. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At December 31, 2012 and 2011, one corporate debt security has been in a loss position for twelve months or more.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

 Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

2012
Securities available-for-sale:
Residential agency mortgage-backed securities	$40,041	$(567)	$-	$-	$40,041	$(567)
Collateralized agency mortgage-backed securities	20,209	(146)	-	-	20,209	(146)
Asset-backed securities	10,722	(78)	-	-	10,722	(78)
Corporate and other securities	-	-	415	(85)	415	(85)

Total temporarily impaired securities	$70,972	$(791)	$415	$(85)	$71,387	$(876)

2011
Securities available-for-sale:
Residential agency mortgage-backed securities	5,162	(14)	-	-	5,162	(14)
Corporate and other securities	-	-	405	(95)	405	(95)

Total temporarily impaired securities	$5,162	$(14)	$405	$(95)	$5,567	$(109)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investments in CSBC Statutory Trust I and Community Capital Corporation Statutory Trust I.  These investments totaled $7.4 million and $8.5 million at December 31, 2012 and 2011, respectively.  Included in these amounts was $6.3 million and $8.0 million of FHLB stock at December 31, 2012 and 2011, respectively.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio was comprised of the following at December 31:

	2012			2011
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$7,472	$111,843	$119,315	$4,276	$76,470	$80,746
Commercial real estate (CRE) - owner-occupied	44,920	254,491	299,411	9,953	159,710	169,663
CRE - investor income producing	86,356	286,020	372,376	14,006	180,229	194,235
Acquisition, construction and development (AC&D)	39,372	101,120	140,492	24,243	68,106	92,349
Other commercial	742	4,886	5,628	57	15,601	15,658
Total commercial loans	178,862	758,360	937,222	52,535	500,116	552,651

Consumer:
Residential mortgage	40,181	148,049	188,230	9,447	70,065	79,512
Home equity lines of credit (HELOC)	1,949	161,676	163,625	343	90,065	90,408
Residential construction	11,265	41,547	52,812	1,351	23,775	25,126
Other loans to individuals	2,095	13,458	15,553	142	11,354	11,496
Total consumer loans	55,490	364,730	420,220	11,283	195,259	206,542
Total loans	234,352	1,123,090	1,357,442	63,818	695,375	759,193
Deferred fees	-	(609)	(609)	-	(371)	(371)
Total loans, net of deferred fees	$234,352	$1,122,481	$1,356,833	$63,818	$695,004	$758,822

Included in the December 31, 2012 loan totals is $101.7 million of covered loans pursuant to the FDIC loss share agreements, of which $96.9 million is included in PCI loans and $4.8 million is included in all other loans.

On December 31, 2012 and 2011, the Company had sold participations in loans aggregating $10.8 million and $5.9 million, respectively, to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Bank and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. The Company uses the same credit policies is making loans held for sale as it does for on-balance-sheet instruments.  Total loans sold with limited recourse in 2012 and 2011 was $71.9 million and $13.6 million, respectively.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet at December 31, 2012 and 2011 were as follows:

	2012			2011
	PCI loans	Purchased Performing loans	Total	PCI loans	Purchased Performing loans	Total

Outstanding principal balance	$278,200	$624,319	$902,519	$103,159	$310,360	$413,519
Carrying amount:
Commercial and industrial	7,472	47,276	54,748	4,276	19,368	23,644
CRE - owner-occupied	44,920	154,699	199,619	9,953	91,050	101,003
CRE - investor income producing	86,356	119,663	206,019	14,006	55,425	69,431
AC&D	39,372	35,476	74,848	24,243	13,783	38,026
Other commercial	742	3,242	3,984	57	13,702	13,759
Residential mortgage	40,181	120,414	160,595	9,447	50,227	59,674
HELOC	1,949	106,703	108,652	343	34,011	34,354
Residential construction	11,265	22,702	33,967	1,351	17,911	19,262
Other loans to individuals	2,095	4,399	6,494	142	4,205	4,347
	$234,352	$614,574	$848,926	$63,818	$299,682	$363,500

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina and Georgia (see Item 1. Business – Market Area). Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At December 31, 2012 and 2011, the Company had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2012 and 2011. The Company reclassified the allowance balance between classes within the CRE portfolio segment at December 31, 2011 from what was previously disclosed. The total allowance at December 31, 2011 and the total CRE portfolio segment allowance were not changed. These reclassifications are reflected in the tables below.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the year ended December 31, 2012
Allowance for Loan Losses:
Balance, beginning of year	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$10,154
Provision for loan losses	632	(40)	71	(676)	85	262	(62)	795	(11)	1,056
PCI provision for loan losses	225	-	-	542	-	200	-	-	-	967
Charge-offs	(565)	(204)	(1,132)	(652)	(94)	(129)	(406)	(328)	(12)	(3,522)
Recoveries	79	-	57	1,602	-	12	33	124	29	1,936
Net charge-offs	(486)	(204)	(1,075)	950	(94)	(117)	(373)	(204)	17	(1,586)
Ending balance	$1,074	$496	$1,102	$4,699	$8	$654	$1,463	$1,046	$49	$10,591

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Unallocated	Total
For the year ended December 31, 2011
Allowance for Loan Losses:
Balance, beginning of year	$896	$1,061	$2,105	$4,695	$408	$320	$871	$98	$86	$1,884	$12,424
Provision for loan losses	349	(130)	134	7,895	(391)	118	2,772	579	(57)	(1,884)	9,385
Charge-offs	(778)	(194)	(136)	(9,865)	-	(128)	(1,762)	(222)	-	-	(13,085)
Recoveries	236	3	3	1,157	-	-	17	-	14	-	1,430
Net charge-offs	(542)	(191)	(133)	(8,707)	-	(128)	(1,745)	(222)	14	-	(11,655)
Ending balance	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$-	$10,154

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at December 31, 2012 and 2011. There was no allowance for loan losses recorded for PCI loans at December 31, 2011.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At December 31, 2012
Allowance for Loan Losses:
Individually evaluated for impairment	$115	$-	$-	$-	$-	$249	$351	$-	$-	$715
Collectively evaluated for impairment	734	496	1,102	4,157	8	205	1,112	1,046	49	8,909
	849	496	1,102	4,157	8	454	1,463	1,046	49	9,624
Purchased credit-impaired	225	-	-	542	-	200	-	-	-	967
Total	$1,074	$496	$1,102	$4,699	$8	$654	$1,463	$1,046	$49	$10,591
Recorded Investment in Loans:
Individually evaluated for impairment	$607	$2,337	$4,243	$4,855	$168	$3,463	$1,925	$71	$73	$17,742
Collectively evaluated for impairment	111,236	252,154	281,777	96,265	4,718	144,586	159,751	41,476	13,385	1,105,348
	111,843	254,491	286,020	101,120	4,886	148,049	161,676	41,547	13,458	1,123,090
Purchased credit-impaired	7,472	44,920	86,356	39,372	742	40,181	1,949	11,265	2,095	234,352
Total	$119,315	$299,411	$372,376	$140,492	$5,628	$188,230	$163,625	$52,812	$15,553	$1,357,442

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At December 31, 2011
Allowance for Loan Losses:
Individually evaluated for impairment	$21	$-	$353	$436	$-	$61	$157	$-	$-	$1,028
Collectively evaluated for impairment	682	740	1,753	3,447	17	248	1,741	455	43	9,126
Total	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$10,154
Recorded Investment in Loans:
Individually evaluated for impairment	$844	$693	$1,295	$13,788	$-	$1,187	$744	$95	$9	$18,655
Collectively evaluated for impairment	75,626	158,415	179,761	54,318	15,601	68,878	89,321	23,680	11,345	676,945
	76,470	159,108	181,056	68,106	15,601	70,065	90,065	23,775	11,354	695,600
Purchased credit-impaired	4,276	9,953	14,006	24,243	57	9,447	343	1,351	142	63,818
Total	$80,746	$169,061	$195,062	$92,349	$15,658	$79,512	$90,408	$25,126	$11,496	$759,418

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

A summary of the activity in the allowance for loan losses for the year ended December 31, 2010 follows:

2010
Balance, beginning of year	$7,402
Provision for loan losses	17,005

Charge-offs	(12,042)
Recoveries	59
Net charge-offs	(11,983)

Balance, end of year	$12,424

The Company’s loan loss allowance methodology includes four components, as described below:

1)	Specific Reserve Component. Specific reserves represent the current impairment estimate on specific loans, for which it is probable that the Company will be unable to collect all amounts due according to contractual terms based on current information and events. Impairment measurement reflects only a deterioration of credit quality and not changes in market rates that may cause a change in the fair value of the impaired loan. The amount of impairment may be measured in one of three ways, including (i) calculating the present value of expected future cash flows, discounted at the loan’s interest rate implicit in the original document and deducting estimated selling costs, if any; (ii) observing quoted market prices for identical or similar instruments traded in active markets, or employing model-based valuation techniques for which all significant assumptions are observable in the market; and (iii) determining the fair value of collateral, which is utilized for both collateral dependent loans and for loans when foreclosure is probable.

2)
Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. During the fourth quarter of 2011, the Company introduced two enhancements to this component of the allowance. First, management completed its previously disclosed project to collect and evaluate internal loan loss data and now incorporates the Company’s historical loss experience in this component. Previously, given the Company’s limited operating history, this component of the allowance for loan losses was based on the historical loss experience of comparable institutions. Second, the new methodology now segregates loans by product type in addition to the previous segregation by internal risk grade.

This component of the allowance for loan losses is based on the historical loss experience of the Company. This loss experience is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in that portfolio. The historical look back period is estimated by loan type and the Company applies the appropriate historical loss period which best reflects the inherent loss in the portfolio considering prevailing market conditions. A minimum reserve is utilized when the Company has insufficient internal loss history. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks.  The following look back periods were utilized by management in determining the quantitative reserve component at December 31, 2012:

i.	12 quarter – AC&D, residential mortgage and residential construction
ii.	8 quarter – Commercial & industrial, CRE-owner-occupied, CRE-investor income producing, and HELOCs
iii.	Minimum –Other commercial and other consumer

At December 31, 2011, management utilized an eight quarter look back period for all loan types, except HELOCs, when determining the allowance for loan losses.  In the case of HELOCs, a four quarter look back period was applied. The change in methodology to internal historical loss data applied on the basis of loan type did not have a material impact on the estimated allowance at December 31, 2012.

3)
Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. During the second quarter of 2012, the Company refined its allowance methodology to eliminate the use of traditional risk grade factors as a forward-looking qualitative indicator, which had been introduced during the fourth quarter of 2011, and instead focuses directly on five specific environmental factors.  These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors.  Management believes these refinements simplify application of the qualitative component of the allowance methodology.  Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in 5 basis point increments, up or down, with a maximum of 0.50%. Details of the five environmental factors for inclusion in the allowance methodology are as follows:

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

1)
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

4)	Quantitative Reserve on PCI Loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool. This analysis resulted in impairment in three pools - $225 thousand net impairment in a commerical pool, $542 thousand net impairment in an AC&D pool and $200 thousand net impairment of a residential mortgage pool at December 31, 2012.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process.  These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material.  Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses.  At December 31, 2012, $125 thousand was recorded  as an other liability for off-balance sheet credit exposure. There was no liability at December 31, 2011 as these estimated credit losses were deemed immaterial prior to the merger with Citizens South.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of December 31, 2012 and  2011, by loan class and by credit quality indicator.

	As of December 31, 2012
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$116,090	$292,413	$361,631	$125,998	$5,460	$901,592
Special mention	173	3,804	5,564	9,252	-	18,793
Classified	3,052	3,194	5,181	5,242	168	16,837
Total	$119,315	$299,411	$372,376	$140,492	$5,628	$937,222

	Residential Mortgage	HELOC	Residential Construction	Other Loans to Individuals	Consumer
Pass	$185,384	$158,335	$52,612	$15,444	$411,775
Special mention	1,115	2,599	-	78	3,792
Classified	1,731	2,691	200	31	4,653
Total	$188,230	$163,625	$52,812	$15,553	$420,220

Total Loans					$1,357,442

	As of December 31, 2011
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$78,390	$164,896	$181,718	$66,505	$15,658	$507,167
Special mention	1,518	50	1,584	10,477	-	13,629
Classified	838	4,717	10,933	15,367	-	31,855
Total	$80,746	$169,663	$194,235	$92,349	$15,658	$552,651

	Residential Mortgage	HELOC	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$78,035	$87,410	$24,026	$11,390	$200,861
Special mention	1,093	1,934	1,005	-	4,032
Classified	384	1,064	95	106	1,649
Total	$79,512	$90,408	$25,126	$11,496	$206,542

Total Loans					$759,193

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of age, there is a lower likelihood of aggregate loss related to these loan pools. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans as of December 31, 2012 and 2011.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans
	(dollars in thousands)
As of December 31, 2012
Commercial:
Commercial and industrial	$1,316	$83	$230	$7,472	$110,214	$119,315
CRE - owner-occupied	48	1,903	113	44,920	252,427	299,411
CRE - investor income producing	224	27	366	86,356	285,403	372,376
AC&D	-	699	1,428	39,372	98,993	140,492
Other commercial	-	-	168	742	4,718	5,628
Total commercial loans	1,588	2,712	2,305	178,862	751,755	937,222

Consumer:
Residential mortgage	18	196	499	40,181	147,336	188,230
HELOC	590	-	1,094	1,949	159,992	163,625
Residential construction	-	-	71	11,265	41,476	52,812
Other loans to individuals	36	4	-	2,095	13,418	15,553
Total consumer loans	644	200	1,664	55,490	362,222	420,220
Total loans	$2,232	$2,912	$3,969	$234,352	$1,113,977	$1,357,442

As of December 31, 2011
Commercial:
Commercial and industrial	$421	$77	$-	$4,276	75,972	$80,746
CRE - owner-occupied	423	-	154	9,953	159,133	169,663
CRE - investor income producing	406	-	698	14,006	179,125	194,235
AC&D	506	2,062	4,317	24,243	61,221	92,349
Other commercial	-	-	-	57	15,601	15,658
Total commercial loans	1,756	2,139	5,169	52,535	491,052	552,651

Consumer:
Residential mortgage	-	34	-	9,447	70,031	79,512
HELOC	320	-	-	343	89,745	90,408
Residential construction	-	-	95	1,351	23,680	25,126
Other loans to individuals	2	-	-	142	11,352	11,496
Total consumer loans	322	34	95	11,283	194,808	206,542
Total loans	$2,078	$2,173	$5,264	$63,818	$685,860	$759,193

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

During 2012, the Company’s quarterly cash flow analyses indicated that three PCI loan pools from the community Capital merger were impaired.  This analysis resulted in $225 thousand net impairment in a commercial pool, $542 thousand net impairment in an AC&D pool and $200 thousand net impairment of a residential mortgage pool at December 31, 2012. These amounts are not included in the tables below.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$377	$1,170	$-	$427	$672	$-
CRE - owner-occupied	2,337	2,675	-	693	752	-
CRE - investor income producing	4,243	4,424	-	597	691	-
AC&D	4,855	9,306	-	12,825	23,226	-
Other commercial	168	172	-	-	-	-
Total commercial loans	11,980	17,747	-	14,542	25,341	-
Consumer:
Residential mortgage	2,252	2,363	-	384	397	-
HELOC	1,419	2,439	-	424	500	-
Residential construction	71	551	-	95	380	-
Other loans to individuals	73	75	-	9	9	-
Total consumer loans	3,815	5,428	-	912	1,286	-
Total impaired loans with no related allowance recorded	$15,795	$23,175	$-	$15,454	$26,627	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$230	$230	$115	$417	$417	$21
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	-	-	-	698	728	353
AC&D	-	-	-	963	964	436
Other commercial	-	-	-	-	-	-
Total commercial loans	230	230	115	2,078	2,109	810
Consumer:
Residential mortgage	1,211	1,250	249	803	803	61
HELOC	506	707	351	320	320	157
Residential construction				-	-	-
Other loans to individuals				-	-	-
Total consumer loans	1,717	1,957	600	1,123	1,123	218
Total impaired loans with anallowance recorded	$1,947	$2,187	$715	$3,201	$3,232	$1,028

Impaired Loans:
Commercial:
Commercial and industrial	$607	$1,400	$115	$844	$1,089	$21
CRE - owner-occupied	2,337	2,675	-	693	752	-
CRE - investor income producing	4,243	4,424	-	1,295	1,419	353
AC&D	4,855	9,306	-	13,788	24,190	436
Other commercial	168	172	-	-	-	-
Consumer:
Residential mortgage	3,463	3,613	249	1,187	1,200	61
HELOC	1,925	3,146	351	744	820	157
Residential construction	71	551	-	95	380	-
Other loans to individuals	73	75	-	9	9	-
Total impaired loans	$17,742	$25,362	$715	$18,655	$29,859	$1,028

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The average recorded investment and interest income recognized on impaired loans, by class, for the years ended December 31, 2012 and 2011 is shown in the table below.

	December 31, 2012		December 31, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$545	$-	$647	$-
CRE - owner-occupied	1,036	22	281	20
CRE - investor income producing	2,739	37	1,030	-
AC&D	8,582	58	23,096	68
Other commercial	98	-	-	-
Total commercial loans	13,000	117	25,054	88
Consumer:
Residential mortgage	946	-	725	-
HELOC	841	-	379	-
Residential construction	96	-	534	-
Other loans to individuals	48	4	-	-
Total consumer loans	1,931	4	1,638	-
Total impaired loans with no related allowance recorded	$14,931	$121	$26,692	$88

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$270	$-	$11	$-
CRE - owner-occupied	12	-	-	-
CRE - investor income producing	828	-	195	-
AC&D	802	-	109	-
Other commercial	-	-	-	-
Total commercial loans	1,912	-	315	-
Consumer:
Residential mortgage	1,055	29	386	26
HELOC	355	-	9	-
Residential construction	-	-	-	-
Other loans to individuals	-	-	-	-
Total consumer loans	1,410	29	395	26
Total impaired loans with an allowance recorded	$3,322	$29-	$710	$26

Impaired Loans:
Commercial:
Commercial and industrial	$815	$-	$658	$-
CRE - owner-occupied	1,048	22	281	20
CRE - investor income producing	3,567	37	1,225	-
AC&D	9,384	58	23,205	68
Other commercial	98	-	-	-
Consumer:
Residential mortgage	2,001	29	1,111	26
HELOC	1,196	-	388	-
Residential construction	96	-	534	-
Other loans to individuals	48	4	-	-
Total impaired loans	$18,253	$150	$27,402	$114

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

During the year ended December 31, 2012, the Company recognized $150 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the year ended December 31, 2011, the Company recognized $114 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the year ended December 31, 2010, the Company did not recognize any interest income, including interest income recognized on a cash basis, with respect to impaired loans, within the period that loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to stop accruing interest income when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At December 31, 2012, there was a $77 thousand loan past due 90 days or more and accruing interest. This loan is secured and considered fully collectible at December 31, 2012. At December 31, 2011, there were no loans 90 days or more past due and accruing interest. The recorded investment in nonaccrual loans at December 31, 2012 and 2011 follows:

	2012	2011
Commercial:
Commercial and industrial	$607	$844
CRE - owner-occupied	1,996	323
CRE - investor income producing	633	1,295
AC&D	3,872	12,562
Other commercial	168	-
Total commercial loans	7,276	15,024
Consumer:
Residential mortgage	1,096	384
HELOC	1,925	744
Residential construction	71	95
Other loans to individuals	6	9
Total consumer loans	3,098	1,232
Total nonaccrual loans	$10,374	$16,256

Interest income collected on loans that went to nonaccrual included in the results of operations for 2012, 2011 and 2010 totaled $157 thousand, $311 thousand and $1.5 million, respectively. If interest on these loans had been accrued in accordance with their original terms, interest income would have increased by $540 thousand, $1.2 million and $275 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $278.2 million and a carrying value of $234.4 million at December 31, 2012. PCI loans had an unpaid principal balance of $106.7 million and a carrying value of $63.8 million at December 31, 2011. PCI loans represented 11.5% and 5.7% of total assets at December 31, 2012 and 2011, respectively. Determining the fair value of the PCI loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired companies.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

In conjunction with the Citizens South acquisition, the PCI loan portfolio was accounted for at fair value as follows:

October 1, 2012

Contractual principal and interest at acquisition	$294,283
Nonaccretable difference	(47,941)
Expected cash flows at acquisition	246,342
Accretable yield	(37,724)

Basis in PCI loans at acquisition - estimated fair value	$208,618

In conjunction with the Community Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows:

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2012 and 2011 follows. There was no accretable yield for the year ended December 31, 2010.

	2012	2011

Accretable yield, beginning of year	$14,264	$-
Addition from the Community Capital acquisition	-	14,424
Addition from the Citizens South acquisition	37,724	-
Interest income	(7,462)	(160)
Reclassification of nonaccretable difference due to improvement in expected cash flows	479	-
Other changes, net	(2,271)	-
Accretable yield, end of year	$42,734	$14,264

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

The Company allocated $54 thousand and $61 thousand of specific reserves to customers whose loan terms have been modified in a TDR as of December 31, 2012 and 2011. As of December 31, 2012, the Company had 18 TDR loans totaling $10.2 million, of which $2.8 million are nonaccrual loans. As of December 31, 2011, the Company had 20 TDR loans totaling $11.3 million, of which $7.3 million are nonaccrual loans.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following table presents a breakdown of the types of concessions made by loan class during the twelve-month period ended December 31, 2012 and 2011:

	Year ended December 31, 2012			Year ended December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
AC&D	-	$-	$-	2	$842	$677
CRE - investor income producing	1	3,610	3,592	-	-	-
	1	3,610	3,592	2	842	677
Extended payment terms:
Commercial and industrial	-	-	-	1	126	126
CRE - owner-occupied	-	-	-	1	370	370
Residential mortgage	-	-	-	1	407	384
Other loans to individuals	-	-	-	1	70	70
	-	-	-	4	973	950
Forgiveness of principal:
CRE - investor income producing	-	-	-	1	208	-
AC&D	-	-	-	7	2,497	150
Residential mortgage	-	-	-	2	604	31
	-	-	-	10	3,309	181
Total	1	$3,610	$3,592	16	$5,124	$1,808

There were no loans modified as TDRs within the 12 months ended December 31, 2012 and for which there was a payment default during the twelve months ended December 31, 2012. The following table presents those loans for the twelve months ended December 31, 2011.

	Twelve months ended December 31, 2011
	Number of loans	Recorded Investment
Forgiveness of principal:
CRE - investor income producing	1	$-
AC&D	7	150
Residential mortgage	1	-
	9	150

Total	9	$150

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended December 31, 2012 and 2011:

	Twelve Months Ended December 31, 2012
	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	1	$3,610	-	$-	-	$-
Extended payment terms	-	-	-	-	-	-
Forgiveness of principal	-	-	-	-	-	-
Total	1	$3,610	-	$-	-	$-

	Twelve Months Ended December 31, 2011
	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	1	$276	1	$401	-	$-
Extended payment terms	2	440	2	510	-	-
Forgiveness of principal	1	31	1	150	8	-
Total	4	$747	4	$1,061	8	$-

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

	2012	2011
Balance, beginning of year	$3,998	$5,075
Disbursements	767	928
Repayments	(581)	(2,005)
Balance, end of year	$4,184	$3,998

At December 31, 2012, the Company had pre-approved but unused lines of credit totaling $1.8 million to related parties.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 6 –FDIC LOSS SHARE AGREEMENTS

In connection with the Citizens South acquisition, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $101.7 million of loans (the “covered loans”) and $6.7 million of OREO (the “covered OREO”). These assets were acquired by Citizens South in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements which originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. The Bank recorded an estimated receivable from the FDIC in the amount of $7.7 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.

Within the second purchase and assumption agreement are two loss share agreements which originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. The Bank recorded an estimated receivable from the FDIC in the amount of $12.6 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.

The following table provides changes in the receivable from the FDIC during 2012:

Balance, December 31, 2011	$-
Acquisition for FDIC loss share receivables from Citizens South	24,124
Reimbursable expenses	176
Accretion discounts and premiums, net	73
Reimbursements from the FDIC	(3,698)
Other changes, net	(352)
Balance, December 31, 2012	$20,323

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at carrying value. At December 31, 2012, the projected cash flows related to the FDIC receivable for losses on covered loans and assets was approximately $19.6 million.  Subsequent to year-end, the Company received $3.4 million from loss share claims filed, including reimbursable expenses.

In relation to the FDIC indemnification asset is an expected "true-up" with the FDIC related to the loss share agreements above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. This amount is determined each reporting period and at December 31, 2012, was estimated to be approximately $4.9 million at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.

NOTE 7 - OTHER REAL ESTATE OWNED

The Company owned $25.4 million and $14.4 million in other real estate owned (“OREO”) at December 31, 2012 and 2011, respectively.  In 2012, the Company acquired $16.1 million in OREO through the merger with Citizens South. Approximately $6.7 million of this OREO is covered under the loss share agreements with the FDIC. In 2011, the Company acquired $7.8 million in OREO through the merger with Community Capital.  During the years ended December 31, 2012 and 2011, transfers into OREO (excluding OREO acquired through merger) totaled $10.1 million and $11.1 million, respectively.

Transactions in OREO for the years ended December 31, 2012 and 2011 are summarized below:

	2012	2011

Beginning balance	$14,403	$1,246
Additions	10,146	11,059
Acquired through merger	16,105	7,752
Sales	(12,843)	(4,941)
Writedowns	(2,421)	(713)
Ending balance	$25,390	$14,403

The following is a summary of information relating to analysis of OREO at December 31, 2012 and 2011:

	2012	2011
Non-covered OREO:
CRE - owner-occupied	$1,077	$210
CRE - investor income producing	1,348	966
AC&D	14,762	12,227
Residential mortgage	1,062	1,000
Residential construction	413	-
OREO covered by FDIC loss share agreements	6,728	-

	$25,390	$14,403

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 8 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31:

	2012	2011
Buildings	$34,730	$13,164
Land	16,453	8,944
Furniture and equipment	6,533	3,446
Leasehold improvements	984	699
Capitalized interest in buildings	93	93
Autos	59	23
Fixed assets in process	2,013	77
Premises and equipment	60,865	26,446
Accumulated depreciation	(3,643)	(1,931)
Premises and equipment, net	$57,222	$24,515

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $1.8 million, $564 thousand and $354 thousand, respectively. These amounts are included in the occupancy and equipment line item in the Consolidated Statements of Income (Loss).

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

In accordance with GAAP, the Company does not amortize goodwill. However, core deposit intangible assets are amortized over the estimated life of the asset. At December 31, 2012 and 2011, intangible assets consisted of core deposit premiums, net of accumulated amortization, and amounted to $9.7 million and $4.0 million, respectively.  The amount of the core deposit premium recorded as a result of the merger with Citizens South was $6.2 million.  The amount of the core deposit premium recorded as a result of the merger with Community Capital was $4.1 million. Amortization expense related to the core deposit premium was $564 thousand  and $68 thousand for the years ended December 31, 2012 and  2011.

Amortization of core deposit intangible assets is computed using the straight-line method over an amortization period of ten years. Estimated amortization expense for the years ending December 31 is as follows:

2013	$1,029
2014	$1,029
2015	$1,029
2016	$1,029
2017	$1,029
2018 and thereafter	$4,513
$9,658

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired.  As a result of the mergers with Citizens South and Community Capital, the Company recorded $22.5 million and $622 thousand in 2012 and 2011, respectively, in goodwill.  The Company evaluated the carrying value of goodwill as of September 30, 2012, its annual test date, and determined that no impairment charge was necessary.  Additionally, should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.  There have been no events subsequent to the September 30, 2012 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

NOTE 10 – DEPOSITS

The following is a summary of deposits at December 31:

	2012	2011
Noninterest bearing demand deposits	$243,495	$142,652
Interest-bearing demand deposits	323,037	85,081
Money market deposits	388,809	227,020
Savings	46,917	21,867
Brokered deposits	111,049	123,118
Certificates of deposit and other time deposits	518,697	246,899
Total depostis	$1,632,004	$846,637

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

At December 31, 2012, the scheduled maturities of time deposits, which include brokered deposits, certificates of deposit and other time deposits, are as follows:

	Less Than $100 Thousand	$100 Thousand or More	Total
2013	$207,598	$231,730	$439,328
2014	77,457	84,143	161,600
2015	7,697	8,104	15,801
2016	4,659	5,561	10,220
2017 and greater	1,510	1,287	2,797
Total time deposits	$298,921	$330,825	$629,746

Interest expense on time deposits totaled $3.0 million, $4.0 million and $5.9 million in the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 11 – BORROWINGS

Borrowings outstanding at December 31, 2012 and 2011 consist of the following:

			2012		2011
	Maturity	Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Short-term borrowings:
Repurchase agreements	various	0.10%	$10,143		$1,295
Federal funds purchased	01/02/13	0.00%	-		8,470
FHLB Daily Rate Credit	12/31/13	0.36%	15,000		-
Total short-term borrowings			25,143	0.25%	9,765	0.24%

Long-term borrowings:
FHLB Adjustable Rate Credit	01/06/14	0.4613%	10,000		10,000
FHLB Adjustable Rate Credit	01/06/14	0.4613%	10,000		10,000
FHLB Fixed Rate Hybrid	09/26/16	1.9050%	5,000		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.0675%	5,000		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.2588%	5,000		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.0250%	5,000		5,000
FHLB Adjustable Rate Credit	01/21/14	0.3407%	15,000		-
Total Federal Home Loan Bank			55,000	1.01%	40,000	1.28%
Subordinated debt	06/30/19	11.00%	6,895		6,895
Junior subordinated debt	06/15/36	1.86%	5,794		5,401
Junior subordinated debt	12/15/35	1.88%	8,884		-
Total long-term borrowings			76,573	1.79%	52,296	2.64%
Total borrowings			$101,716		$62,061

At December 31, 2012, the Company had an additional $255.3 million of credit available from the FHLB, $83.1 million from the Federal Reserve Discount Window, and $70.0 million from correspondent banks.

FHLB borrowing agreements provide for lines of credit up to 20% of the Bank’s assets. The FHLB borrowings are collateralized by a blanket pledge arrangement on all residential first mortgage loans, HELOCs and loans secured by multi-family real estate that the Bank owns. At December 31, 2012, the carrying value of loans pledged as collateral totaled $325.3 million.

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

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

As a result of the mergers with Community Capital and Citizens South, the Company’s capital structure includes trust preferred securities previously issued by the predecessor companies through specially formed trusts. Community Capital previously had formed Community Capital Corporation Statutory Trust I, an unconsolidated statutory business trust, which issued $10.3 million of trust preferred securities that were sold to third parties. The rate on the trust preferred securities acquired through the Community Capital merger adjusts quarterly to the three-month LIBOR plus 1.55%.  Citizens South previously formed CSBC Statutory Trust I, an unconsolidated statutory business trust, which issued $15.5 million of trust preferred securities that were sold to third parties. The rate on the trust preferred securities acquired through the Citizens South merger adjusts quarterly to the three-month LIBOR plus 1.57%.  The amounts presented are after related acquisition accounting fair market value adjustments. The proceeds of the sales of the trust preferred securities were used to purchase junior subordinated debentures from the predecessor companies, which are presented as long-term borrowings in the consolidated balance sheets of the Company and qualify for inclusion in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

NOTE 12 – INCOME TAXES

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

The significant components of the provision for income taxes for the years ended December 31 are as follows:

	2012	2011	2010
Current tax provision:
Federal	$-	$-	$(1,848)
State	51	-	-
Total current tax provision	51	-	(1,848)
Deferred tax provision:
Federal	1,859	(4,128)	(2,322)
State	396	(816)	(868)
Total deferred tax provision	2,255	(4,944)	(3,190)
Net provision for income taxes	$2,306	$(4,944)	$(5,038)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended December 31 are summarized below:

	2012	2011	2010
Tax at the statutory federal rate	$2,261	$(4,522)	$(4,385)
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	295	(539)	(573)
Nondeductible merger expenses	318	374
Tax exempt income	(722)	(327)	(204)
Other permanent differences	154	70	124
Provision for income taxes	$2,306	$(4,944)	$(5,038)

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes at December 31 are as follows:

	2012	2011
Deferred tax assets relating to:
Allowance for loan losses	$3,804	$3,611
Fair market value adjustments related to the merger	17,156	12,007
Stock option expense	2,152	1,485
Pre-opening costs and expenses	312	352
Other real estate writedowns	7,674	3,243
Deferred compensation	3,367	2,524
AMT credit carry forward	1,572	1,223
Net operating loss carry forwards	14,415	12,502
Nonaccrual interest	2,523	151
Other	3,863	-
Total deferred tax assets	56,838	37,098
Deferred tax liabilities relating to:
Net unrealized securities gains	(1,901)	(1,809)
Core deposit intangible	(3,583)	(1,513)
Property and equipment	(3,635)	(1,496)
FDIC acquisitions	(4,931)	-
Deferred loan costs	(253)	(442)
Prepaid expenses	(328)	(216)
Other	(383)	(374)
Total deferred tax liabilities	(15,014)	(5,850)
Net recorded deferred tax asset	$41,824	$31,248

As of December 31, 2012 and December 31, 2011, the Company had a net DTA in the amount of approximately $41.8 million and $31.2 million, respectively. The increase is primarily the result of the fair market value adjustments related to the merger with Citizens South and $3.5 million in DTA acquired through the merger, net of the DTA absorbed through improved earnings in 2012.  The Company evaluates the carrying amount of its DTA quarterly in accordance with the guidance provided in ASC 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of December 31, 2012 and December 31, 2011, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either December 31, 2012 or December 31, 2011.

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

The Bank commenced operations in late 2006, attained profitability in the third quarter of 2008 and remained profitable through the second quarter of 2010 before its business was materially impacted by the recent economic downturn. As a result, the Bank moved into a rolling twelve-quarter cumulative pre-tax loss position during the third quarter of 2010. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. However, the Company evaluates the circumstances behind those losses and considers them in the context of the current economic environment and the significant changes it has made to address the circumstances underlying the losses.

As of December 31, 2012, the Company’s three-year cumulative pre-tax loss position was $19.6 million and was driven, in large part, by rolling twelve-quarter cumulative provision expenses of $28.5 million. This high level of provision expense reflects the negative impact on the Company’s loan portfolio from the effects of the extended economic downturn. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels and currently believes they are unlikely to be repeated going forward, given changes in the Company’s lending practices, business strategy, risk tolerance, capital levels and operating practices.

Based on current internal loss data analysis, approximately 75% of rolling twelve-quarter cumulative net charge-offs are associated with construction & development (“C&D”, which includes both commercial AC&D and residential construction) lending (which was impacted the most by the economic downturn). Prior to the Public Offering in August 2010, the Company had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. In the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the Public Offering, the Company reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company’s new business strategies and risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of December 31, 2012, after mergers with Community Capital and Citizens South, C&D exposures were 14% of total loans, or $193.3 million.

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

Approximately $14.4 million, or 34%, of the DTA existing at December 31, 2012 related to net operating loss carry forwards that do not expire until December 31, 2032, leaving over eighteen years for recognition.  Approximately $12.5 million, or 40%, of the estimated DTA at December 31, 2011 related to net operating loss carry forwards with availability for application out as far as 20 years.

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

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The Company’s largest future reversals relate to its PCI loans and allowance for loan losses, which represented $32.0 million and $3.8 million, respectively, of the DTA at December 31, 2012.  Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company’s current expectations regarding recognition or reversal of the major components of the allowance:

•
Specific reserves, which totaled $715 thousand at December 31, 2012, relate to identified impairments and are based on individual loan-collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after four quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.

•
Quantitative and qualitative reserves on the non-acquired portfolio, which totaled $8.5 million at December 31, 2012, are based on model-driven estimates of inherent loss content in the performing loan portfolio based on historical loss rates by loan product type. The Company currently estimates that these reserves will generally reverse within six to eight quarters of establishment.  However, the Company currently estimates that the average life of the underlying loan pool is approximately three years, therefore all quantitative reserves are currently assumed to reverse within approximately three years.

•
Qualitative reserves on purchased performing loans, which totaled $380 thousand at December 31, 2012, are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

Quantitative reserves on PCI loans, which totaled $967 thousand at December 31, 2012, are determined in connection with the quarterly cash flows analyses for this portion of the acquired loan book.  The Company compares the initial expected cash flows to the new remaining expected cash flows. Increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

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

Approximately $12.5 million, or 40%, of the estimated DTA at December 31, 2011 related to net operating loss carry forwards with expected expiration dates out over 18 years.  Approximately $14.4 million, or 34%, of the estimated DTA at December 31, 2012 related to net operating loss carryforwards, with expected expiration dates out as long as 20 years. Management currently believes that the Company will generate sufficient taxable income to fully utilize these net operating losses before expiration.

3.	Future taxable income, exclusive of reversing temporary differences and carry forwards.

Projecting future taxable income requires estimates and judgments about future events that may be predictable, but that are less certain than past events that can be objectively measured. In projecting future taxable income, the Company considered the significant change in its strategy that occurred in mid-2010, from previously growing organically at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. This transition was facilitated by the completion of the  Public Offering in August 2010 and the addition of new executive management and additional independent board members. The Company is focused on long-term results and has taken actions to achieve this objective, including:

•	Addressing legacy problem assets, particularly C&D-related exposures, to move more rapidly through the cycle;
•	Consummating the merger with Community Capital;
•	Consummating the merger with Citizens South and expanding its market into Georgia;
•
Hiring experienced bankers and opening de novo offices in three new markets (Charleston, South Carolina, the Upstate and Midlands areas of South Carolina and the Research Triangle region of North Carolina);

•	Hiring bankers to begin a new asset-based lending line of business;
•	Significantly strengthening the leadership team with the addition of a new chief credit officer, head of special assets, head of managerial reporting, chief accounting officer and other positions; and
•	Maintaining significant excess capital to support both the above-mentioned organic and acquisition-related growth initiatives.

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

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 13 – REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Bank’s mortgage banking division qualifies as a HUD-approved Title II Nonsupervised Mortgagee and issues mortgages insured by the US Department of Housing and Urban Development (“HUD”). A Title II nonsupervised mortgagee must maintain an adjusted net worth equal to a minimum of $250,000 plus 1% of mortgage volume in excess of $25 million, up to a maximum net worth of $1 million. Possible penalties related to noncompliance with this minimum net worth requirement include the revocation of the Bank’s license to issue HUD-insured mortgages, which may have a material adverse affect on the Company’s financial condition and results of operations. For the years ended December 31, 2012 and 2011, the Bank satisfied the requirement of maintaining $1 million in adjusted net worth.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. In particular, deferred tax assets that are dependent on future taxable income do not qualify for inclusion in Tier 1 capital based on the capital guidelines of the Bank and Company’s primary federal supervisory authority. The disallowed portion of deferred tax assets at December 31, 2012 was $34.9 million for the Company and $38.0 million for the Bank. The disallowed portion of deferred tax assets at December 31, 2011 was $27.7 million for the Company and $30.1 million for the Bank.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatory convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At December 31, 2012, the Company and the Bank satisfied the respective minimum regulatory capital requirements, and were “well capitalized” within the meaning of Federal regulatory requirements. Management believes, as of December 31, 2012 and 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject, as set forth below:

Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Park Sterling Corporation
2012
Total Risk-Based Capital Ratio	$236,671	16.30%	$116,123	8.00%	$145,153	10.00%

Tier 1 Capital Ratio	219,060	15.09%	58,061	4.00%	87,092	6.00%

Tier 1 Leverage Ratio	219,060	11.25%	77,886	4.00%	97,358	5.00%

2011
Total Risk-Based Capital Ratio	$177,171	21.61%	$65,581	8.00%	$81,976	10.00%

Tier 1 Capital Ratio	160,122	19.53%	32,790	4.00%	49,186	6.00%

Tier 1 Leverage Ratio	160,122	17.77%	36,043	4.00%	45,053	5.00%

Park Sterling Bank
2012
Total Risk-Based Capital Ratio	$210,629	14.56%	$115,699	8.00%	$144,623	10.00%

Tier 1 Capital Ratio	193,018	13.35%	57,849	4.00%	86,774	6.00%

Tier 1 Leverage Ratio	193,018	10.09%	76,537	4.00%	95,671	5.00%

2011
Total Risk-Based Capital Ratio	$117,145	14.50%	$64,653	8.00%	$80,816	10.00%

Tier 1 Capital Ratio	100,147	12.39%	32,327	4.00%	48,490	6.00%

Tier 1 Leverage Ratio	100,147	15.48%	25,874	4.00%	32,342	5.00%

The Bank has committed to the FDIC to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the Public Offering, which occurred in August 2010.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. At December 31, 2012 and 2011, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

On November 2, 2012, the Company announced a common stock repurchase program for up to 2.2 million shares.  The repurchase plan is in effect for two years and permits the Company to effect the repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and other derivative transactions.  The specific timing and amount of repurchases depend on a general market conditions, the trading of sock, regulatory, legal, and contractual requirements and the Company’s financial performance.  During 2012, the Company repurchased 3,000 common shares, at an average price of $4.84 per share.

The Company must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the NC Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends or repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank and is restricted by the terms of the Series C Preferred Stock, as described in Note 14 – Preferred Stock.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Under the laws of the State of North Carolina, provided the Bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of the Bank may declare such distributions as the directors deem proper. As noted above, the Bank would also be prohibited from declaring any dividend the payment of which would result in the Bank becoming undercapitalized. Finally, an undercapitalized institution is generally prohibited from paying dividends to its shareholders.

As part of Citizens South’s Plan of Conversion and Reorganization in May 2002, it established a memo liquidation account in an amount equal to its equity at the time of the conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Citizens South Bank after the conversion. In accordance with the memo liquidation account, in the event of a complete liquidation of Citizens South Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. In connection with the Citizens South merger and the subsequent merger of Citizens South Bank into the Bank, the Bank assumed this memo liquidation account. This liquidation account is reviewed and adjusted annually. At December 31, 2012, the value of the liquidation account was approximately $8.0 million.

NOTE 14 – PREFERRED STOCK

In connection with the Citizens South acquisition, the Company issued 20,500 shares of its Series C Preferred Stock upon conversion of Citizens South’s preferred stock that previously was issued to the Treasury pursuant to a Securities Purchase Agreement between Citizens South and the Treasury in connection with Citizens South’s participation in the SBLF. The Series C Preferred Stock has a liquidation value of $1,000 per share and is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 4.84% per annum (with respect to the Citizens South preferred stock) based on the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Company’s Articles of Incorporation, as amended). The dividend rate for future dividend periods will be set based on the “Percentage Change in QSBL” (as defined in the Articles of Incorporation, as amended) between each dividend period and the “Baseline” QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods (or through December 31, 2013). For the eleventh through the first half of the nineteenth dividend periods (or through March 21, 2016), the dividend rate will be fixed at between 1% and 7% per annum, based on the “Percentage Change in QSBL” at the end of the ninth dividend period.  If the Series C Preferred Stock remains outstanding for more than 4 ½ years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.

Under the terms of the Series C Preferred Stock, the Company may pay a dividend on its common stock or other stock junior to the Series C Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company's Tier 1 Capital would be at least 90% of the  Tier 1 Capital, existing immediately after the Treasury investment, excluding any subsequent net charge-offs and any redemption of the Series C Preferred Stock.  Beginning on January 1, 2014, this threshold will be reduced by 10% for each one percent increase in the Company’s QSBL over the “Baseline” QSBL.  In addition, under the terms of the Series C Preferred Stock, the Company cannot repurchase common stock or pay dividends with respect to the common stock for a specified period following a failure to declare and pay dividends on the Series C Preferred Stock.

The Series C Preferred Stock does not have general voting rights. The Company may redeem the shares of Series C Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share and the per share amount of any unpaid dividends for the then-current dividend period, subject to any required prior approval by the Company’s primary federal banking regulator. Pursuant to the Securities Purchase Agreement, the Treasury (and any successor holder) has certain rights to require the Series C Preferred Stock to be registered for resale under the Securities Act of 1933, as amended.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 15 – LEASES

The Company has noncancelable operating leases for its headquarters and a branch location in Charlotte, North Carolina that expire on October 31, 2016, a branch location in Greenville, South Carolina that expires on September 30, 2016, a branch location in Charleston, South Carolina that expires on February 29, 2016, and a branch location in Greenwood, South Carolina that expires on July 31, 2016, a branch location in Rock Hill, South Carolina that expires on March 2, 2022, a branch location in Wilmington, North Carolina that expires on October 31, 2022, and a branch location in Indian Trail, North Carolina that expires on August 12, 2024.  The leases contain renewal options at substantially the same basis as current rental terms. The Charlotte leases are with an entity with respect to which one of the Company’s former directors is president. Minimum future rentals under these leases for the years 2013 through 2017 and thereafter, are as follows:

2013	$1,347
2014	1,364
2015	1,410
2016	1,169
2017	596
2018 and thereafter	3,017
Total	$8,903

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $625 thousand and $376 thousand, respectively.

NOTE 16 – OFF-BALANCE SHEET RISK

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of these commitments is immaterial at December 31, 2012 and 2011.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2012 is as follows:

Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$251,853
Standby letters of credit	3,939
Commercial letters of credit	5,593

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

At December 31, 2012, the Company had six loan swaps accounted for as fair value hedges in accordance with ASC 815. The aggregate original notional amount of these loan swaps was $13.6 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(453) thousand and $(645) thousand and are included in other liabilities at December 31, 2012 and December 31, 2011, respectively. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $353 thousand, $372 thousand, and $342 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

       The Company entered into an interest rate swap agreement during May 2008 with a notional amount of $40.0 million that matured on May 16, 2011. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment.  It had been accounted for as a cash flow hedge and the Company recognized no additional gain as a result of this maturity. Changes in fair value of the hedge that were deemed effective were recorded in other comprehensive income net of tax while the ineffective portion of the hedge was recorded in interest income. The Company recorded interest income on the swap of $441 thousand and $1.2 million for the years ended December 31, 2011, and 2010, respectively.

The Company entered into an interest rate swap agreement during June 2007 with a notional amount of $40.0 million. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending June 2010. This swap was terminated on January 29, 2008. The gain on the terminated swap was $2.0 million. The amount of this gain was recognized in interest income over the remaining term of the swap, as if it had not been terminated, with the final amount recognized in income during June 2010. The Company recorded income on the terminated swap of $353 thousand for the year ended December 31, 2010.

Information on the individual loan swaps at December 31, 2012 is as follows:

Original Notional Amount	Current Notional Amount	Termination Date	Fixed Rate	Floating Rate	Floating Rate Payer Spread
$2,670	$2,295	04/10/13	5.85%	USD-LIBOR-BBA	2.38%
1,800	410	04/09/13	5.80%	USD-LIBOR-BBA	2.33%
1,100	948	03/10/13	6.04%	USD-LIBOR-BBA	2.27%
1,870	1,437	02/15/13	5.85%	USD-LIBOR-BBA	2.25%
2,555	2,478	10/10/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,369	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$13,590	$10,937

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FDIC Indemnification Asset – The fair values for the FDIC indemnification asset are estimated based on discounted future cash flows using current discount rates.

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

Subordinated Debentures - The fair value of fixed rate subordinated debentures is estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate.  The carrying amounts of variable rate borrowing are reasonable estimates of fair value because they can reprice frequently.

Contingent Payable - The carrying amount is a reasonable estimate of fair value.

Accrued Interest Payable - The carrying amount is a reasonable estimate of fair value.

Derivative Instruments – Derivative instruments, including interest rate swaps and swap fair value hedges, are recorded at fair value on a recurring basis.  Fair value measurement is based on discounted cash flow models.  All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Financial Instruments with Off-Balance Sheet Risk - With regard to financial instruments with off-balance sheet risk discussed in Note 16 – Off-Balance Sheet Risk, it is not practicable to estimate the fair value of future financing commitments.

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

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31:

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Financial assets:
Cash and cash equivalents	$184,224	$184,224	$184,224	$-	$-
Investment securities	245,571	245,571	-	245,156	415
Nonmarketable equity securities	7,422	7,422	-	7,422	-
Loans held for sale	14,147	14,147	-	14,147	-
Loans, net of allowance	1,346,242	1,332,683	-	11,390	1,321,293
FDIC indemnification asset	20,323	20,323	-	-	20,323
Accrued interest receivable	3,821	3,821	-		-

Financial liabilities:
Deposits with no stated maturity	$1,002,258	$1,002,258	-	1,002,258	-
Deposits with stated maturities	629,746	631,289	-	631,289	-
Swap fair value hedge	453	453	-	453	-
Borrowings	101,716	101,307	-	101,307	-
Contingent payable	3,003	3,003	-	3,003	-
Accrued interest payable	516	516	-	516	-

December 31, 2011:
Financial assets:
Cash and cash equivalents	$28,543	$28,543
Investment securities	210,146	210,146
Nonmarketable equity securities	8,510	8,510
Loans held for sale	6,254	6,254
Loans, net of allowance	748,668	746,702
Accrued interest receivable	3,216	3,216

Financial liabilities:
Deposits with no stated maturity	$476,620	$476,620
Deposits with stated maturities	370,017	371,139
Swap fair value hedge	645	645
Borrowings	62,061	61,602
Contingent payable	3,003	3,003
Accrued interest payable	1,561	1,561

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

Derivative Instruments - Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. At December 31, 2012 and  2011, the Company’s derivative instruments consist of swap fair value hedges.

Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value for identical collateral, the Company records the impaired loan as nonrecurring Level 3. When an appraised value is not available for identical collateral or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price for the collateral, the Company records the impaired loan as nonrecurring Level 3.

At December 31, 2012 and 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

Loans held for sale – Loans held for sale are adjusted to lower of cost or market  upon transfer from the loan portfolio to loans held for sale. Subsequently, loans held for sale are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, management’s estimation of the value of the collateral or commitments on hand from investors within the secondary market for loans with similar characteristics. The fair value adjustments for loans held for sale are recorded as recurring Level 2.

Other real estate owned - Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value or when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, and there is not an observable market price for the collateral, the Company records the OREO an nonrecurring Level 3.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2012 and 2011:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value
2012 recurring
U.S. Government agencies	$-	$583	$-	$583
Residential agency mortgage-backed securities	-	159,141	-	159,141
Collateralized agency mortgage obligations	-	56,752	-	56,752
Asset backed securities	-	10,722		10,722
Municipal securities	-	17,958	-	17,958
Corporate and other securities	-	-	415	415
Fair value loans	-	11,390	-	11,390
Swap fair value hedge	-	(453)	-	(453)

2011 recurring
U.S. Government agencies	$-	$591	$-	$591
Residential agency mortgage-backed securities	-	138,193	-	138,193
Collateralized agency mortgage obligations	-	53,440	-	53,440
Municipal securities	-	17,517	-	17,517
Debt securities	-	-	405	405
Corporate and other securities	-	-	-	-
Fair value loans	-	15,612	-	15,612
Swap fair value hedge	-	(733)	-	(733)

There were no transfers between valuation levels for any accounts. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

The following are reconciliations of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011.

Debt Securities
2012
Balance, beginning of year	$405
Unrealized gains	10
Balance, end of year	$415

2011
Balance, beginning of year	$350
Unrealized gains	55
Balance, end of year	$405

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, where there is evidence of impairment).  Processes are in place for overseeing the valuation procedures for Level 3 measurements of OREO and impaired loans.  The assets are reviewed on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from  trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues.  Discounts are based on asset type and valuation source; deviations from the standard are documented.  The discounts are periodically reviewed to determine if they remain appropriate.  Consideration is given to current trends in market values for the asset categories and gain and losses on sales of similar assets.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Discounts range from 0% to 60% depending on the nature of the assets and source of value.  Real estate is valued based on appraisals or evaluations, discounted by 8% at a minimum with higher discounts for property in poor condition or property with characteristics that may make it more difficult to market.  Commercial loans secured by receivables or non-real estate collateral are generally valued using the discounted cash flow method.  Inputs are determined on a borrower-by-borrower basis.

Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are reviewed quarterly and estimated using customized discounting criteria and appraisals.

Other real estate owned is based on the lower of the cost or fair value of the underlying collateral less expected selling costs.  Collateral values are estimated primarily using appraisals and reflect a market value approach.  Fair values are reviewed quarterly and new appraisals are obtained annually.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at December 31, 2012 and 2011:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value

December 31, 2012
OREO	$-	$-	$25,390	$25,390
Impaired loans:
Commercial and industrial	-	-	115	115
Residential mortgage	-	-	962	962
Home equity lines of credit	-	-	155	155

December 31, 2011
OREO	$-	$-	$14,403	$14,403
Impaired loans:
Commercial and industrial	-	-	396	396
CRE - investor income producing	-	-	345	345
AC&D	-	-	528	528
Residential mortgage	-	-	742	742
Home equity lines of credit	-	-	163	163

There were no liabilities measured at fair value on a nonrecurring basis for the years ended December 31, 2012 and 2011.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The following table presents the decrease in value of OREO, which is measured at fair value on a nonrecurring basis, for which a fair value adjustment has been included in the income statement.  These items represent write-downs of OREO based on the appraised value of collateral.

	December 31,
	2012	2011

OREO	$(2,421)	$(713)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2012.

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

OREO	$25,390	Appraisals	Discount to reflect current market conditions	0%	-	55%

Impaired loans	903	Discounted cash flows	Expected percent of total contractual cash flows not expected to be collected	0%	-	50%

	329	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%
	$26,622

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is incurred in earnings.  During the year ended December 31, 2012, OREO with a  carrying value of  $10.2 million was written down by $2.4 million to $7.8 million.  During the year ended December 31, 2011, OREO with a carrying value of $4.4 million was written down by $713 thousand to $3.7 million.

There were no transfers between valuation levels for any accounts for the years ended December 31, 2012 and 2011.  If different valuation techniques are deemed necessary, the transfers will be considered to occur at the end of the period that the accounts are valued.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 19 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Employment Contracts - The Company has entered into employment agreements with each of its executive officers to ensure a stable and competent management base. Each executive’s agreement is for an initial term of three years and is subject to automatic one-year renewals on the third anniversary of its initial effective date and each successive anniversary unless either party provides timely notice of non-renewal. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts.

During 2011, the Company purchased Bank Owned Life Insurance (“BOLI”) policies on certain key officers of the Company, including the executive officers.  Earnings on such policies will be used to offset employee benefit expenses. The Company is the sole owner of the policies and has the right to exercise all incidents of ownership. Under separate agreements with each insured party, the insured party has the right to designate a beneficiary for up to a $100,000 death benefit. The full death benefit for each policy reverts to the Company should the insured party cease to be employed by the Company. The insured party has no right to sell, surrender or transfer ownership of the policy at any time, and has no right to designate a beneficiary upon termination of employment, whether by voluntary or involuntary means, and including retirement. Premiums paid on the policies during 2011 were $8.0 million.  There were no premiums paid on the policies during 2012.  The Company acquired $18.8 million in BOLI through the merger with Citizens South in 2012, and $12.9 million in BOLI through the merger with Community Capital in 2011.  Cash values at December 31, 2012 and 2011 were $46.2 million and $26.2 million, respectively.

The Company has an Executive Supplemental Compensation Plan that was acquired through the Community Capital merger that provides certain employees who were previously officers of Community Capital with salary continuation benefits upon retirement.  The plan also provides for benefits in the event of early retirement, death, or substantial change in control of the Company.  In connection with, but not directly related to, the Executive Supplemental Compensation Plan, life insurance contracts were purchased on these employees.  The Company is the sole owner of the policies and has the right to exercise all incidents of ownership.  The Company is the direct beneficiary of an amount of death proceeds equal to the greater of  a) the cash surrender value of the policy, b) the aggregate premiums paid on the policy by the Company less any outstanding indebtedness to the insurer, or c) the total death proceeds less the split dollar amount.  The split dollar amount is 50 percent of the difference between the total policy death proceeds and the policy cash surrender value at the date of the employee’s death.   There was no expense associated with this plan in 2011 or 2012, and no insurance premiums were paid on the plan during 2011 or 2012.   Cash values at December 31, 2012 and 2011 totaled $5.4 million and $5.2 million, respectively.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The Company maintains nonqualified deferred compensation and supplemental retirement plans that were acquired through the Citizens South merger for the benefit of certain former directors and executive officers of Citizens South. Total expense for all of these plans was $57 thousand for the year ended December 31, 2012.

Retirement Savings - The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees subject to certain minimum age and service requirements. Under this plan, the Company matches 100% of employee contributions to a maximum of 3% of annual compensation and 50% of employee contributions greater than 3% to a maximum of 6% of annual compensation, up to an annual compensation generally equal to the Internal Revenue Service’s compensation threshold in effect from time to time. Community Capital sponsored a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees.  Prior to the merger, Community Capital matched 75 cents per dollar, up to a maximum of 6% of employee compensation for all Community Capital employees. Following the merger, the Company continued such matching until December 31, 2011. Prior to the merger, the Community Capital match was fully allocated to purchase shares of Community Capital common stock.  At the time of the merger, the Company match was changed to cash for Community Capital plan participants.  On January 1, 2012, the Community Capital plan participants were transferred to the Company’s profit sharing and 401(k) plan.

Citizens South provided supplemental benefits to substantially all employees through a 401(k) savings plan. Prior to the merger, eligible participants could contribute up to 75% of eligible compensation. On January 1, 2013, Citizens South plan participants were transferred to the Company’s profit sharing and 401(k) plan.

 The Company’s contribution expense under these plans was $685 thousand, $258 thousand and $149 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the Company’s savings plan owned 182,219, and 246,547 shares, respectively, of the Company’s Common Stock.  The estimated value of the shares held at December 31, 2012 and 2011 was $953 thousand and $1.0 million, respectively.

Share Based Plans - The Company maintains share-based plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved, the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Plans”), which provided for an aggregate of 1,859,550 shares of Common Stock reserved for the granting of options. The 2010 Plans were substantially similar to the 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of shares of Common Stock reserved for options. Upon effectiveness of the holding company reorganization, the Company assumed all outstanding options under the 2010 Plans and the 2006 plans, and the Company’s Common Stock was substituted as the stock issuable upon the exercise of options under these plans.  As a result, there will be no further awards under the 2010 Plans.

Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees ( the “LTIP”), which was effective upon the holding company reorganization and replaced the 2010 Plans.  The LTIP provides for an aggregate of 1,016,400 of shares of Common Stock reserved for issuance to employees and directors in connection with stock options, stock appreciation rights, and other stock-based awards (including, without limitation, restricted stock awards).

As a result of the Citizens South merger, the Company assumed the Citizens South Bank 1999 Stock Option Plan (the “1999 Citizens South Plan”), the Citizens South Banking Corporation 2003 Stock Option Plan (the “2003 Citizens South Plan”) and the Citizens South Banking Corporation 2008 Equity Incentive Plan ( the “2008 Citizens South Plan”), each of which has been renamed as a Park Sterling Corporation plan, and the obligations of awards outstanding under the plans at the effective date of the merger.

Under the 2008 Citizens South Plan, the Company may grant future non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger.  Stock options and SARS are evidenced by an award agreement that specifies, as applicable, the number of shares, date of grant, exercise price, vesting period and expiration date, and other information.  Awards under the 2008 Citizens South Plan have an exercise price at least equal to the fair market value of the Common Stock on the grant date, cannot be exercised more than 10 years after the grant date and generally expire or are forfeited upon termination of employment prior to the end of the award term, except in limited circumstances such as death, disability, retirement or change in control.  No awards may be granted under the 2008 Citizens South Plan after May 2018. At December 31, 2012, there were options to purchase 250,955 shares of Common Stock outstanding and 85,247 shares remaining available for future grants under the 2008 Citizens South Plan.

Under the 2003 Citizens South Plan, the Company may grant future non-qualified stock options to eligible key employees and outside directors of the Company and the Bank who were not employees or directors of the Company or the Bank at the effective time of the merger, and may also grant limited rights in connection with option grants to eligible key employees.  Stock options are evidenced by an option agreement that specifies the number of shares and other terms and conditions. Stock options under the 2003 Citizens South Plan have an exercise price at least equal to the fair market value of the Common Stock on the grant date, cannot be exercised more than 10 years after the grant date and generally expire upon termination of employment prior to the end of the award term, except in limited circumstances such as death, disability, retirement or change in control.  No awards may be granted under the 2003 Citizens South Plan after May 2013. At December 31, 2012, there were options to purchase 737,133 shares of Common Stock outstanding and 73,189 shares remaining available for future grants under the 2003 Citizens South Plan.

The 1999 Citizens South Plan is no longer an active plan and no future awards can be granted thereunder.  At December 31, 2012, there were options to purchase 2,190 shares of Common Stock outstanding under the 1999 Citizens South Plan.

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at December 31, 2012 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.84. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules which are generally three years. In connection with the retirement of certain directors following the Bank’s Public Offering, vesting of their director options previously awarded in December 2007 was accelerated from December 2010 to August 2010 at their original exercise price of $13.23 per share.  All unexercised options expire ten years after the date of the grant.

As contemplated during the Public Offering, the Company awarded certain performance-based restricted shares to officers and directors following the holding company reorganization.  These 568,260 shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share or tangible book value per share calculations until they vest (and thereby have economic rights).

Activity in the Company’s share-based plans is summarized in the following table:

		Outstanding Options				Nonvested Restricted Shares
	Options Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

At December 31, 2009	201,348	788,652	$10.39	7.26	$-	-	$-	$-
Approved for issuance	1,859,550	-	-	-	-	-	-	-
Granted	(1,534,980)	1,534,980	6.51	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-
Expired and forfeited	-	-	-	-	-	-	-	-

At December 31, 2010	525,918	2,323,632	$7.83	8.50	$-	-	$-	$-
Termination of 2010 Plans	(525,918)	-	-	-	-	-	-	-
Approved for issuance	1,016,400	-	-	-	-	-	-	-
Options Granted	(131,840)	131,840	5.29	-	-	-	-	-
Restricted Shares Granted	(568,260)	-	-	-	-	568,260	3.91	2,318,501
Exercised	-	-	-	-	-	-	-	-
Expired and forfeited	310,283	(310,283)	8.22	-	-	-	-	-
Retired	(310,283)	-	-	-	-	-	-	-

At December 31, 2011	316,300	2,145,189	$7.62	7.67	$-	568,260	$3.91	2,318,501
Plans acquired through merger	1,148,714	-	-	-	-	-	-	-
Options acquired through merger	(990,278)	990,278	8.33	-	-	-	-	-
Options Granted	(15,000)	15,000	4.65	-	-	-	-	-
Restricted Shares Granted	(78,000)	-	-	-	-	78,000	4.75	407,940
Exercised	-	-	-	-	-	-	-	-
Expired and forfeited	30,775	(30,775)	7.94	-	-	-	-	-
Retired	(22,275)	-	-	-	-	-	-	-
Change in intrinsic value of performance grants	-	-	-	-	-	-	-	653,499

At December 31, 2012	390,236	3,119,692	$7.84	5.27	$-	646,260	$4.01	3,379,940

Exercisable at December 31, 2012		2,569,500	$8.18	4.72

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

A summary of non-vested stock option and restricted share activity is as follows:

	Stock Options		Restricted Shares
	Non-vested Options	Weighted Average Grant Date Fair Value	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

At December 31, 2009	91,211	$4.51	-	$-
Granted	1,534,980	2.62	-	-
Vested	(88,461)	4.50	-	-
Forfeited	-	-	-	-

At December 31, 2010	1,537,730	2.63	-	-
Granted	131,840	2.37	568,260	3.91
Vested	(321,516)	2.62	-	-
Forfeited	(310,283)	3.13	-	-

At December 31, 2011	1,037,771	2.59	568,260	3.91
Granted	1,005,278	0.31	78,000	4.75
Vested	(1,462,082)	1.03	-	-
Forfeited	(30,775)	2.98	-	-
At December 31, 2012	550,192	$2.56	646,260	$4.01

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The average fair value per share of options granted in 2012, 2011 and 2010 was $1.60, $2.37 and $2.62, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values

	2012			2011
Weighted-average volatility		35.58%		38.60%
Expected dividend yield		0%		0%
Risk-free interest rate		0.63%		2.61%
Expected life (years)	0	-	7	7

The fair value of options vested was $1.6 million, $1.2 million and $398 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company recognized compensation expense for share based compensation plans of $2.0 million, $1.9 million and $810 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. There were no tax deductions related to this compensation expense in any of those years. At December 31, 2012, unrecognized compensation expense related to non-vested stock options of $881 thousand is expected to be recognized over a weighted-average period of 0.70 years and unrecognized compensation expense related to restricted shares of $1.3 million is expected to be recognized over a weighted average period of 1.68 years. At December 31, 2011, unrecognized compensation expense related to non-vested stock options of $1.2 million was expected to be recognized over a weighted-average period of 1.17 years and unrecognized compensation expense related to restricted shares of $1.6 million was expected to be recognized over a weighted-average period of 2.73 years.

NOTE 20 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

A summary of selected quarterly financial information for 2012 and 2011 follows:

	2012 Quarter ended (unaudited)				2011 Quarter ended (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Total interest income	$21,425	$11,431	$11,641	$13,397	$9,340	$5,211	$5,359	$5,654
Total interest expense	1,890	1,460	1,542	1,678	1,527	1,357	1,587	1,698
Net interest income	19,535	9,971	10,099	11,719	7,813	3,854	3,772	3,956
Provision for loan losses	994	7	899	123	1,110	568	3,245	4,462
Net interest income (loss) after provision	18,541	9,964	9,200	11,596	6,703	3,286	527	(506)
Noninterest income	3,744	3,318	2,592	1,955	1,420	111	44	72
Noninterest expense	20,192	12,203	10,863	11,003	10,036	5,216	5,474	4,234
Income (loss) before taxes	2,093	1,079	929	2,548	(1,913)	(1,819)	(4,903)	(4,668)
Income tax expense (benefit)	771	459	251	825	(931)	(443)	(1,789)	(1,781)
Preferred dividends	51	-	-	-	-	-	-	-
Net income (loss)	$1,271	$620	$678	$1,723	$(982)	$(1,376)	$(3,114)	$(2,887)

Basic earnings (loss) per common share	$0.03	$0.02	$0.02	$0.05	$(0.03)	$(0.05)	$(0.11)	$(0.10)
Diluted earnings (loss) per common share	$0.03	$0.02	$0.02	$0.05	$(0.03)	$(0.05)	$(0.11)	$(0.10)

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

NOTE 21 – PARK STERLING CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Park Sterling Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

Cash and due from banks	$8,978	$7,641
Investment securities available-for-sale, at fair value	17,413	54,683
Investment in banking subsidiary	265,873	136,208
Nonmarketable equity securities	823	310
Premises and equipment, net	16	20
Other assets	300	539

Total assets	$293,403	$199,401

LIABILITIES AND SHAREHOLDERS' EQUITY

Subordinated debt	$14,678	$5,401
Accrued interest payable	39	1,248
Accrued expenses and other liabilities	3,145	2,698
Total liabilities	17,862	9,347

Shareholders' equity:
Preferred Stock	20,500	-
Common Stock	44,576	32,644
Additional paid-in capital	220,835	172,390
Accumulated deficit	(13,568)	(17,860)
Accumulated other comprehensive income (loss)	3,198	2,880
Total shareholders' equity	275,541	190,054

Total liabilities and shareholders' equity	$293,403	$199,401

 Condensed Statements of Income (Loss)

	December 31, 2012	December 31, 2011

Income
Other interest income	$1,432	$1,139
Other income	1,089	2
Total income	2,521	1,141
Expense
Salaries and employee benefits	-	2,119
Interest expense	761	96
Other operating expense	1,030	1,534
Total noninterest expense	1,791	3,749
Income (loss) before income taxes and equity in undistributed (earnings)losses of subsidiary	730	(2,608)
Income tax expense (benefit)	-	-
Net income (loss) before equity in undistributed earnings of subsidiary	730	(2,608)
Preferred dividends	51	-
Equity in undistributed earnings (loss) of subsidiary	3,613	(5,751)
Net income (loss) to common shareholders	$4,292	$(8,359)

PARK STERLING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts in thousands, except share data and per share amounts)

Condensed Statement of Cash Flow

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss) to common shareholders	$4,343	$(8,359)
Adjustments to reconcile net income (loss) to net cash provided (used for) by operating activities:
Equity in undistributed (earnings) loss in banking subsidiary	(3,613)	5,751
Depreciation expense	4
Amortization (accretion) of investment securities available-for-sale	499	(157)
Net gains on sales of investment securities available-for-sale	(989)	-
Change in assets and liabilities:
(Increase) decrease in other assets	669	(375)
Increase (decrease) in accrued interest payable	(1,272)	30
Increase in other liabilities	6,962	-
Net cash provided by (used for) operating activities	6,603	(3,110)

Cash flows from investing activities
Purchases of investment securities available-for-sale	-	(44,429)
Proceeds from maturities and call of investment securities available-for-sale	30,607	18,462
Proceeds from sales of nonmarketable equity securities	17	-
Acquisition of Community Capital and Citizens South	(24,283)	(13,282)
Net cash provided by (used for) investing activities	6,341	(39,249)

Cash flows from financing activities
Purchase of stock	(15)	-
Investment in banking subsidiary	(11,541)	-
Divdends on preferred stock	(51)	-
Dividend from banking subsidiary	-	50,000
Net cash provided by (used for) financing activities	(11,607)	50,000

Net increase in cash and cash equivalents	1,337	7,641

Cash and cash equivalents, beginning	7,641	-

Cash and cash equivalents, ending	$8,978	$7,641

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. As permitted by guidance provided by the staff of the SEC, the scope of management’s assessment of internal control over financial reporting as of December 31, 2012 has excluded Citizens South, which was acquired by the Company in October 2012. Citizens South constituted 14.7 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2012, and 44.8 percent of consolidated total assets as of December 31, 2012. Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm. Their report, which appears below, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Park Sterling Corporation

We have audited Park Sterling Corporation (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in Management's Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of Citizens South Banking Corporation, which was acquired by the Company on October 1, 2012. Citizens South Banking Corporation constituted 14.7 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2012 and 44.8 percent of consolidated assets at December 31, 2012. Our audit of Park Sterling Corporation’s internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Citizens South Banking Corporation.

In our opinion, Park Sterling Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Park Sterling Corporation as of and for the year ended December 31, 2012, and our report dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 15, 2013

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
Retired President and Chief Executive Officer, Virginia Bankers Association.

Leslie M. Baker, Jr.
Chairman of the Board, Park Sterling Corporation and Park Sterling Bank.
Retired Chairman of the Board, Wachovia Corporation.

Larry W. Carroll
President, Carroll Financial Associates, Inc.

James. C. Cherry
Chief Executive Officer, Park Sterling Corporation and Park Sterling Bank.

Jean E. Davis
Retired head of Operations, Technology and e-Commerce, Wachovia Corporation.

Patricia C. Hartung
Executive Director, Upper Savannah Council of Governments.

Thomas B. Henson
President and Chief Executive Officer, Henson-Tomlin Interests, LLC.
Senior Managing Partner, Southeastern Private Investment Fund.

Jeffrey S. Kane
Retired Senior Vice President in charge of Charlotte office, Federal Reserve Bank of Richmond.

Kim S. Price
Vice-Chairman of the Board, Park Sterling Corporation and Park Sterling Bank.
Former President and CEO of Citizens South Banking Corporation.

Ben R. Rudisill, II
President, Rudisill Enterprises, Inc.

Biographical information for each member of the Board of Directors can be found in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders, scheduled to be held on May 22, 2013 (the “2013 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by reference.

Executive Officers

The following persons have been designated as the Company’s executive officers:

James C. Cherry. Mr. Cherry, age 62, has been Chief Executive Officer of the Company since its formation and Chief Executive Officer of the Bank since its Public Offering.  Prior experience includes being Chief Executive Officer for the Mid-Atlantic Banking sector of Wachovia Bank, N.A. from September 2001 to June 2006, and leading the General Bank merger integration of First Union National Bank and Wachovia Bank, N.A. and of SouthTrust Bank into Wachovia Bank, N.A. for the Mid-Atlantic Region.  Prior to the merger of Wachovia Corporation and First Union Corporation, Mr. Cherry was Regional Executive/President of Virginia Banking at Wachovia from March 1998 through August 2001.  Other Wachovia leadership experiences include serving as Head of Trust and Investment Management for the Wachovia Corporation and various positions in North Carolina including Regional Executive, Area Executive, City Executive, Corporate Banking and Loan Administration Manager, and Retail Banking Branch Manager.  In addition, Mr. Cherry served as Chairman of the Virginia Bankers Association from June 2006 to June 2007. Mr. Cherry has over 33 years of banking experience.

Bryan F. Kennedy III.  Mr. Kennedy, age 55, has been President of the Company since its formation and President of the Bank since its Public Offering.  Prior to the Bank’s Public Offering, he served as President and Chief Executive Officer of the Bank since its formation in October 2006. Prior to helping organize the Bank in 2006, he served in various roles at Regions Bank, including President-North Carolina from November 2004 to January 2006, President-Charlotte from January 2003 to November 2004, and Executive Vice President from November 2001 to January 2003.  From June 1991 to November 2001 he served initially as Senior Vice President and then as Executive Vice President of Park Meridian Bank, which was acquired by Regions Financial Corporation in November 2001.  Mr. Kennedy serves on the Board of Directors of Cato Corporation, a publicly traded company. Mr. Kennedy has over 31 years of banking experience.

David L. Gaines.  Mr. Gaines, age 53, has been Executive Vice President and Chief Financial Officer of the Company since its formation and Executive Vice President and Chief Financial Officer of the Bank since its Public Offering.  He was the deputy and then Chief Risk Officer for Corporate and Investment Banking at Wachovia Corporation from September 2001 to November 2006.  Prior to that, he was Senior Vice President and Comptroller of Wachovia Corporation from July 2000 to September 2001.  Other Wachovia experiences include the coordination of the Merger Integration Project Office for the Wachovia-First Union merger, leadership of Risk Management for Wachovia Capital Markets and U.S. Corporate Banking and various geographically-based relationship management positions. Mr. Gaines has over 25 years of banking experience.

Nancy J. Foster.  Ms. Foster, age 51, has been Executive Vice President and Chief Risk Officer of the Company and the Bank since November 2010. Prior to joining the Bank, she was first Executive Vice President and Chief Credit Officer and then Executive Vice President and Chief Risk & Credit Officer of CIT Group from January 2007 to December 2009.  She was Group Senior Vice President, Specialized Lending at LaSalle Bank/ABNAmro from March 2005 to January 2007, Group Senior Vice President, Credit Policy and Portfolio Management from August 2001 to March 2005, Group Senior Vice President and Chief Credit Officer, Asset Based Lending and Metropolitan Commercial Banking from 1999 to 2001, and Executive Vice President and Chief Credit Officer, Community Banks from 1993 to 1999.  Ms. Foster previously held various lending and managerial roles in Middle Market Banking at LaSalle Bank. Ms. Foster has over 29 years of banking experience.

Code of Ethics

The Company has adopted a written Code of Ethics for Senior Financial Officers (the “Senior Code of Ethics”) that applies to the Company’s Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), Chief Accounting Officer (the principal accounting officer), and Treasurer.  The Company has also adopted a Code of Ethics (the “Code of Ethics”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company.  The Senior Code of Ethics and Code of Ethics are available on the Company’s website at www.parksterlingbank.com and print copies are available to any shareholder that requests a copy. Any amendments to the Senior Code of Ethics or Code of Ethics, or waivers of these policies, to the extent applicable to the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, will be disclosed on the Company’s website promptly following the date of such amendment or waiver, as applicable.

Additional Information

The additional information required by this Item 10 appears under the captions “Election of Directors – Committees of the Board of Directors – Audit Committee,” “Corporate Governance Matters – Audit Committee Financial Expert”, “—Process for Nominating Potential Director Candidates” and “—Code of Ethics,” and “Section 16 Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement, which sections are incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item 11 appears under the captions “Election of Directors – Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation and Development Committee Interlocks and Insider Participation” and “Compensation and Development Committee Report on Executive Compensation” in the 2013 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management appears under the caption “Beneficial Ownership of Common Stock” in the 2013 Proxy Statement, which section is incorporated herein by reference.  The following table sets forth summary information regarding the Company’s equity compensation plans as of December 31, 2012:

	(a)	(b)	(c)
Plan category (1)	Number of securities to be issued upon exercise of outstanding options	Weighted -average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders	2,129,414	$4.65	231,800

Equity compensation plans not approved by our stockholders (2)	990,278	8.33	158,436	(3)

Total	3,119,692	$7.84	390,236

 (1)  This table does not include outstanding options to purchase 2,190 shares of the Company’s common stock that were assumed by the Company in connection with the Citizens South acquisition, which were originally issued under the Citizens South Bank 1999 Stock Option Plan (renamed the Park Sterling Bank 1999 Stock Option Plan).  The weighted-average option price of these assumed options was $3.22 at December 31, 2012.  No additional awards may be granted under this plan.

(2)  In connection with the Citizens South acquisition, the Company assumed and intends to continue to issue awards in accordance with applicable NASDAQ listing standards under the following plans, which were not approved by the Company’s shareholders but were previously approved by Citizens South’s stockholders prior to the acquisition: the Citizens South Banking Corporation 2003 Stock Option Plan (renamed the Park Sterling Corporation 2003 Stock Option Plan (“2003 Citizens South Plan”)) and the Citizens South Banking Corporation 2008 Equity Incentive Plan (renamed the Park Sterling Corporation 2008 Equity Incentive Plan (“2008 Citizens South Plan”)). A description of the material features of these plans is presented in Note 19 – Employee and Director Benefit Plans to the Consolidated Financial Statements.

(3)  This amount includes 73,189 shares of common stock available for future issuance under the 2003 Citizens South Plan and 85,247 shares of common stock available for future issuance under the 2008 Citizens South Plan.

A description of the Company’s equity compensation plans is presented in Note 19 – Employee and Director Benefit Plans to the Consolidated Financial Statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 appears under the captions “Election of Directors – Committees of the Board of  Directors”, “Corporate Governance – Director Independence” and “Transactions with Related Persons and Certain Control Persons” in the 2013 Proxy Statement, which sections are incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 appears under the captions “—Ratification of the Independent Registered Public Accounting Firm Fees” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the 2013 Proxy Statement, which sections are incorporated herein by reference.

With the exception of the information expressly incorporated herein by reference, the 2013 Proxy Statement shall not be deemed filed as part of this report.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Financial statements, included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income (Loss)
Consolidated Statements of Comprehensive Income (Loss)
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

PARK STERLING CORPORATION

March 15, 2013	By:	/s/ JAMES C. CHERRY
James C. Cherry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 15, 2013.

/S/ JAMES C. CHERRY	March 15, 2013
James C. Cherry
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ DAVID L. GAINES	March 15, 2013
David L. Gaines
Chief Financial Officer
(Principal Financial Officer)

/S/ SUSAN D. SABO	March 15, 2013
Susan D. Sabo
Chief Accounting Officer
(Principal Accounting Officer)

/S/ WALTER C. AYERS	March 15, 2013
Walter C. Ayers
Director

/S/ LESLIE M. BAKER JR.	March 15, 2013
Leslie M. Baker Jr.
Chairman of the Board

/S / LARRY W. CARROLL	March 15, 2013
Larry W. Carroll
Director

/S / JEAN E. DAVIS	March 15, 2013
Jean E. Davis
Director

/S / PATRICIA C. HARTUNG	March 15, 2013
Patricia C. Hartung
Director

/S/ THOMAS B. HENSON	March 15, 2013
Thomas B. Henson
Director

/S / JEFFREY S. KANE	March 15, 2013
Jeffrey S. Kane
Director

/S / KIM S. PRICE	March 15, 2013
Kim S. Price
Director

/S / BEN R. RUDISILL, II	March 15, 2013
Ben R. Rudisill, II
Director

Exhibit Index

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Reorganization and Share Exchange dated October 22, 2010 by and between the Bank and the Company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

2.2
Agreement and Plan of Merger dated March 31, 2011 by and between Park Sterling Corporation and Community Capital Corporation, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed April 5, 2011

2.3
Agreement and Plan of Merger dated May 13, 2012 by and between Park Sterling Corporation and Citizens South Banking Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 17, 2012

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed November 9, 2012

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

4.1	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

4.2	Specimen stock certificate for the SBLF Preferred Stock, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed November 9, 2012

The Company has certain long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

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

10.16	Consulting Agreement between Kim S. Price and the Company, effective October 1, 2012.*

10.17	Noncompetition Agreement by and between Kim S. Price and the Company, dated as of May 13, 2012.*

10.18	Waiver and Settlement Agreement by and between Kim S. Price and the Company, dated as of May 13, 2012.*

10.19
Amended Deferred Compensation and Income Continuation Agreement between Citizens South Bank and Ben R. Rudisill, II dated March 15, 2004, incorporated by reference to Exhibit 10.23 of  Citizen South Banking Corporation’s (“Citizens South”) Annual Report on Form 10-K (File No. 0-23971) filed March 16, 2005, as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.7 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed on November 8, 2008*

10.20
Amended Director Retirement Agreement between Citizens South Bank and Ben R. Rudisill, II dated March 15, 2004, incorporated by reference to Exhibit 10.27 of  Citizens South’s Annual Report on Form 10-K (File No. 0-23971) filed March 16, 2005, as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.6 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed on November 8, 2008*

10.21
Small Business Lending Fund -- Securities Purchase Agreement between Citizens South and the Secretary of Treasury dated September 22, 2011, incorporated by reference to Exhibit 10.1 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed on September 23, 2011

10.22
Purchase and Assumption Agreement – Whole  Bank – All Deposits, dated as of April 15, 2011 among Citizens South Bank, the Federal Deposit Insurance Corporation as receiver of New Horizons Bank, East Ellijay, Georgia, and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.1 of Citizens South’s Current Report on Form 8-K (File no. 0-23971) filed on April 19, 2011

10.23
Purchase and Assumption Agreement – Whole Bank – All Deposits, dated as of March 19, 2010 among Citizens South Bank, the Federal Deposit Insurance Corporation as receiver of Bank of Hiawassee, Hiawassee, Georgia, and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.1 of Citizens South’s Current Report on Form 8-K (File no. 0-23971) filed on March 23, 2010

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2012, 2011 and 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2012, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement