Form 10-Q
period 2013-03-31
Park Sterling Corp
filed 2013-05-10
CIK 1507277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

As of May 8, 2013, the registrant had outstanding 44,717,665 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2013	2012*

ASSETS
Cash and due from banks	$19,249	$36,716
Interest-earning balances at banks	51,861	101,431
Federal funds sold	51,155	45,995
Investment securities available-for-sale, at fair value	299,073	245,571
Nonmarketable equity securities	5,913	7,422
Loans held for sale	11,659	14,147
Loans:
Non-covered	1,237,813	1,254,954
Covered	91,936	101,753
Less allowance for loan losses	(10,749)	(10,591)
Net loans	1,319,000	1,346,116
Premises and equipment, net	57,596	57,222
Bank-owned life insurance	46,546	46,133
Deferred tax asset	40,843	42,629
Other real estate owned (covered of $7,654 and $6,646, respectively; and non-covered of $13,597 and $18,427, respectively)	21,251	25,073
Goodwill	24,717	24,717
FDIC indemnification asset	15,340	18,697
Core deposit intangible	9,401	9,658
Accrued interest receivable	3,706	3,821
Other assets	6,261	7,446
Total assets	$1,983,571	$2,032,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$256,931	$243,495
Interest-bearing	1,337,890	1,388,509
Total deposits	1,594,821	1,632,004
Short-term borrowings	10,368	10,143
FHLB advances	55,000	70,000
Subordinated debt	21,692	21,573
Accrued interest payable	475	516
Accrued expenses and other liabilities	22,230	22,856
Total liabilities	1,704,586	1,757,092
Shareholders' equity:
Preferred stock, no par value 5,000,000 shares authorized; 20,500 issued and outstanding at March 31, 2013 and December 31, 2012	20,500	20,500
Common stock, $1.00 par value 200,000,000 shares authorized; 44,648,165 and 44,575,853 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	44,648	44,576
Additional paid-in capital	221,450	220,996
Accumulated deficit	(10,379)	(13,568)
Accumulated other comprehensive income	2,766	3,198
Total shareholders' equity	278,985	275,702
Total liabilities and shareholders' equity	$1,983,571	$2,032,794
* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income
Loans, including fees	$18,140	$12,110
Federal funds sold	17	8
Taxable investment securities	866	1,020
Tax-exempt investment securities	190	185
Nonmarketable equity securities	48	64
Interest on deposits at banks	62	10
Total interest income	19,323	13,397

Interest expense
Money market, NOW and savings deposits	407	326
Time deposits	608	821
Short-term borrowings	6	3
FHLB advances	137	161
Subordinated debt	429	367
Total interest expense	1,587	1,678
Net interest income	17,736	11,719

Provision for loan losses	309	123
Net interest income after provision for loan losses	17,427	11,596

Noninterest income
Service charges on deposit accounts	764	314
Income from fiduciary activities	598	540
Commissions and fees from investment brokerage	110	59
Bankcard services income	598	228
Mortgage banking income	968	461
Income from bank-owned life insurance	381	259
Other noninterest income	149	94
Total noninterest income	3,568	1,955

Noninterest expense
Salaries and employee benefits	8,778	6,124
Occupancy and equipment	1,908	820
Advertising and promotion	220	161
Legal and professional fees	893	312
Deposit charges and FDIC insurance	487	291
Data processing and outside service fees	1,653	1,349
Communication fees	432	232
Core deposit intangible amortization	257	102
Net cost (earnings) of operation of other real estate owned	(428)	522
Loan and collection expense	326	244
Postage and supplies	329	196
Other tax expense	176	69
Other noninterest expense	1,000	581
Total noninterest expense	16,031	11,003
Income before income taxes	4,964	2,548
Income tax expense	1,724	825
Net income	3,240	1,723
Preferred dividends	51	-
Net income to common shareholders	$3,189	$1,723
Basic earnings per common share	$0.07	$0.05
Diluted earnings per common share	$0.07	$0.05
Weighted-average common shares outstanding
Basic	44,010,890	32,075,367
Diluted	44,069,053	32,075,398

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
 (Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$3,240	$1,723

Unrealized holding gains (losses) on available-for-sale securities	(818)	844
Income tax effect	386	(288)
Total other comprehensive income (loss)	(432)	556
Total comprehensive income	$2,808	$2,279

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2011	-	$-	32,643,627	$32,644	$172,390	$(17,860)	$2,880	$190,054

Share-based compensation expense	-	-	-	-	483	-	-	483

Comprehensive income:
Net income	-	-	-	-	-	1,723	-	1,723

Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	-	-	556	556

Balance at March 31, 2012	-	$-	32,643,627	$32,644	$172,873	$(16,137)	$3,436	$192,816

Balance at December 31, 2012	20,500,000	$20,500	44,575,853	$44,576	$220,996	$(13,568)	$3,198	$275,702

Issuance of restricted stock grants	-	-	72,000	72	(72)	-	-	-

Exercise of stock options	-	-	312	-	1	-	-	1

Share-based compensation expense	-	-	-	-	525	-	-	525

Dividends on preferred stock	-	-	-	-	-	(51)	-	(51)

Comprehensive income:
Net income	-	-	-	-	-	3,240	-	3,240

Unrealized holding losses on available-for-sale securities, net of taxes	-	-	-	-	-	-	(432)	(432)

Balance at March 31, 2013	20,500,000	$20,500	44,648,165	$44,648	$221,450	$(10,379)	$2,766	$278,985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$3,240	$1,723
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(1,852)	(2,481)
Net accretion on investments	(412)	(536)
Other depreciation and amortization	1,736	432
Provision for loan losses	309	123
Share-based compensation expense	525	483
Deferred income taxes	2,172	700
Accretion of FDIC indemnification asset	(35)	-
Net gains on sales of loans held for sale	(612)	(206)
Net (gains) losses on sales of fixed assets	(16)	9
Net (gains) losses on sales of other real estate owned	(591)	52
Writedowns on other real estate owned	228	248
Income from bank-owned life insurance	(381)	(259)
Proceeds from loans held for sale	30,638	14,214
Disbursements for loans held for sale	(27,538)	(15,809)
Change in assets and liabilities:
Increase in FDIC indemnification asset	(23)	-
Decrease in accrued interest receivable	115	612
Decrease in other assets	1,154	2,036
Decrease in accrued interest payable	(41)	(1,262)
Increase(decrease) in accrued expenses and other liabilities	(507)	142
Net cash provided by operating activities	8,109	221

Cash flows from investing activities
Net decrease in loans	24,740	28,323
Purchases of premises and equipment	(1,125)	(195)
Proceeds from sales of premises and equipment	50	-
Purchases of investment securities available-for-sale	(66,681)	(29,813)
Proceeds from maturities and call of investment securities available-for-sale	12,773	8,875
FDIC reimbursement of recoverable covered asset losses	3,415	-
Proceeds from sale of other real estate owned	7,342	1,829
Net redemptions of nonmarketable equity securities	1,509	-
Net cash provided (used) by investing activities	(17,977)	9,019

Cash flows from financing activities
Net increase (decrease) in deposits	(37,183)	9,800
Advances (repayments) of long-term borrowings	(15,000)	15,000
Increase (decrease) in short-term borrowings	225	(8,913)
Payment of preferred dividends	(51)	-
Net cash provided (used) by financing activities	(52,009)	15,887
Net increase (decrease) in cash and cash equivalents	(61,877)	25,127

Cash and cash equivalents, beginning	184,142	28,541

Cash and cash equivalents, ending	$122,265	$53,668

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,628	$2,940
Cash paid for income taxes	-	257

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$(432)	$556
Loans transferred to other real estate owned	3,157	4,400

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At March 31, 2013 and December 31, 2012, the Company’s primary operations and business were that of owning the Bank.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes (the “2012 Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013 (the “2012 Form 10-K”).

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2013 and December 31, 2012, and the results of its operations and cash flows for the three-months ended March 31, 2013 and 2012. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

Note 2 - Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of income or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company has adopted this standard and there was no impact during the first quarter  to the condensed consolidated statements of income.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Citizens South

On October 1, 2012, Citizens South was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of May 13, 2012.  Under the terms of the Citizens South merger agreement, Citizens South stockholders received either $7.00 in cash or 1.4799 shares of the Company’s Common Stock for each Citizens South share they owned immediately prior to the merger, subject to the limitation that the total consideration paid in the merger would consist of 30% in cash and 70% in Common Stock.  The Citizens South merger was structured to be tax-free to Citizens South stockholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger.  Cash was paid in lieu of fractional shares.  The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash.  Based on the $4.94 per share closing price of the Common Stock on September 28, 2012, the last trading date prior to consummation of the merger, the transaction value was $82.9 million.  In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the United States Department of the Treasury ( the “Treasury”) in connection with Citizens South’s participation in the Small Business Lending Fund (“SBLF”) program was converted to 20,500 shares of a substantially identical newly created series of the Company’s preferred stock.  See Note 10 – Preferred Stock for further discussion.

Citizens South operated 21 full service branches in North Carolina, South Carolina and Georgia at the date of acquisition. The acquisition of Citizens South was part of the Company’s business plan seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia.

The assets and liabilities assumed from Citizens South were recorded at their fair value as of the closing date of the merger.  Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair values becomes available.  Goodwill of $22.5 million was initially recorded at the time of acquisition. As a result of refinements to the fair value mark on loans, bank-owned life insurance, OREO, the FDIC indemnification asset and other assets, goodwill as indicated below is $1.6 million greater than the goodwill estimated in the Company’s 2012 audited consolidated financial statements. Goodwill as of December 31, 2012 has been retrospectively adjusted.  The following table summarizes the consideration paid by the Company in the merger with Citizens South and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As Recorded by Citizens South	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$24,283
Common shares issued (11,857,226 shares)			58,575
Fair value of noncontrolling interest			20,500

Fair Value of Total Consideration Transferred			$103,358

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivelents	$48,661	$-	$48,661
Securities	88,068	2,275	90,343
Nonmarketable equity securities	5,390	-	5,390
Loans held for sale	1,695	-	1,695
Loans, net of allowance	694,016	(12,340)	681,676
Premises and equipment	25,443	4,326	29,769
Core deposit intangibles	1,032	5,168	6,200
Other real estate owned	18,957	(3,169)	15,788
Bank owned life insurance	18,879	(79)	18,800
Deferred tax asset	3,560	875	4,435
FDIC indemnification asset	20,652	1,846	22,498
Other assets	4,338	(238)	4,100

Total assets acquired	$930,691	$(1,336)	$929,355

Deposits	$826,134	$2,166	$828,300
Short term borrowings	7,678	-	7,678
Junior subordinated debt	15,464	(6,627)	8,837
Other liabilities	418	4,859	5,277

Total liabilities assumed	$849,694	$398	$850,092

Total identifiable assets	$80,997	$(1,734)	$79,263

Goodwill resulting from acquisition			$24,095

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at March 31, 2013 and December 31, 2012 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2013
Securities available-for-sale:
U.S. Government agencies	$517	$61	$-	$578
Municipal securities	16,227	1,449	-	17,676
Residential agency mortgage-backed securities	135,271	2,954	(230)	137,995
Commercial mortgage-backed securities	37,538	-	(710)	36,828
All other debt securities	105,217	1,164	(386)	105,996
Total investment securities	$294,770	$5,629	$(1,326)	$299,073

December 31, 2012
Securities available-for-sale:
U.S. Government agencies	$518	$65	$-	$583
Municipal securities	16,258	1,727	-	17,986
Residential agency mortgage-backed securities	156,492	3,188	(567)	159,113
Commercial mortgage-backed securities	-	-	-	-
All other debt securities	67,181	1,017	(309)	67,889
Total investment securities	$240,450	$5,997	$(876)	$245,571

At March 31, 2013 and December 31, 2012, investment securities with a fair market value of $109.8 million and $102.5 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

The amortized cost and fair value of investment securities available-for-sale at March 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential mortgage-backed securities are backed by an agency of the U.S. government.  None of our residential mortgage-backed securities are private label securities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of Investment Portfolio

	March 31, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)

U.S. Government agencies
Due after one year through five years	$517	$578
Municipal securities
Due under one year	690	702
Due after one year through five years	150	150
Due after ten years	15,387	16,824
Residential agency mortgage-backed securities
Due after five years through ten years	31,685	31,848
Due after ten years	103,586	106,147
Commercial mortgage-backed securities
Due after five years through ten years	37,538	36,828
All other debt securities
Due after five years through ten years	500	415
Due after ten years	104,717	105,581
Total investment securities	$294,770	$299,073

There were no sales of securities during the three months ended March 31, 2013 or 2012.

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at March 31, 2013 and December 31, 2012. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At March 31, 2013 and December 31, 2012, one corporate debt security has been in a continuous loss position for twelve months or more. This unrealized loss is due to market volatility and uncertainty since the securities were purchased. Management believes that the unrealized losses are more likely than not to reverse as confidence returns to investment markets.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

 Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2013
Securities available-for-sale:
Residential agency mortgage-backed securities	$28,112	$(230)	$-	$-	$28,112	$(230)
Commercial mortgage-backed securities	37,538	(710)	-	-	37,538	(710)
All other debt securities	56,880	(301)	415	(85)	57,295	(386)

Total temporarily impaired securities	$122,530	$(1,241)	$415	$(85)	$122,945	$(1,326)

December 31, 2012
Securities available-for-sale:
Residential agency mortgage-backed securities	$40,041	$(567)	$-	$-	$40,041	$(567)
All other debt securities	30,931	(224)	415	(85)	31,346	(309)

Total temporarily impaired securities	$70,972	$(791)	$415	$(85)	$71,387	$(876)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investments in CSBC Statutory Trust I and Community Capital Corporation Statutory Trust I. These investments totaled $5.9 million at March 31, 2013 and $7.4 million December 31, 2012. Included in these amounts at March 31, 2013 and December 31, 2012 was $4.9 million and $6.3 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of March 31, 2013 and December 31, 2012. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At March 31, 2013 and December 31, 2012, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	March 31, 2013			December 31, 2012
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
	(dollars in thousands)
Commercial:
Commercial and industrial	$6,543	$112,253	$118,796	$7,323	$111,809	$119,132
Commercial real estate (CRE) - owner-occupied	42,068	243,285	285,353	44,925	254,491	299,416
CRE - investor income producing	77,744	289,690	367,434	85,959	285,998	371,957
Acquisition, construction and development (AC&D)	36,308	104,561	140,869	39,541	101,120	140,661
Other commercial	9	4,885	4,894	742	4,886	5,628
Total commercial loans	162,672	754,674	917,346	178,490	758,304	936,794

Consumer:
Residential mortgage	39,100	141,268	180,368	40,483	148,049	188,532
Home equity lines of credit (HELOC)	1,955	154,847	156,802	1,949	161,676	163,625
Residential construction	10,596	44,609	55,205	11,265	41,547	52,812
Other loans to individuals	1,640	18,597	20,237	2,095	13,458	15,553
Total consumer loans	53,291	359,321	412,612	55,792	364,730	420,522
Total loans	215,963	1,113,995	1,329,958	234,282	1,123,034	1,357,316
Deferred fees	-	(209)	(209)	-	(609)	(609)
Total loans, net of deferred fees	$215,963	$1,113,786	$1,329,749	$234,282	$1,122,425	$1,356,707

Included in the March 31, 2013 and December 31, 2012 loan totals is $91.9 million and $101.7 million, respectively, of covered loans pursuant to FDIC loss share agreements assumed by the Bank in connection with the Citizens South merger. At March 31, 2013, approximately $87.7 million is included in PCI loans and $4.2 million is included in all other loans. At December 31, 2012, $96.9 million is included in PCI loans and $4.8 million is included in all other loans.

At both March 31, 2013 and December 31, 2012, the Company had sold participations in loans aggregating $11.6 million and $10.8 million, respectively, to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers.  Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance sheet instruments.  Total loans sold with limited recourse in the three months ended March 31, 2013 were $30.1 million. Total loans sold with limited recourse in the three months ended March 31, 2012 were $21.4 million.

At March 31, 2013 and December 31, 2012, the carrying value of loans pledged as collateral on FHLB borrowings totaled $321.1 million and $144.2 million, respectively.  At March 31, 2013 and December 31, 2012, the carrying value of loans pledged as collateral on the Federal Reserve Discount Window totaled $89.5 million and $83.1 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At March 31, 2013 and December 31, 2012, the Company had no loans outstanding with non-U.S. entities.

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2013.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Unallocated	Total

For the three months ended March 31, 2013			(dollars in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$849	$496	$1,102	$4,157	$8	$454	$1,463	$1,046	$49	$-	$9,624
Provision for loan losses	795	(219)	255	(238)	(9)	(122)	35	(649)	25	-	(127)
Charge-offs	(13)	-	(253)	-	-	(2)	(82)	-	(16)	-	(366)
Recoveries	45	45	131	299	7	19	24	53	8	-	631
Net recoveries	32	45	(122)	299	7	17	(58)	53	(8)	-	265
Balance, end of period	$1,676	$322	$1,235	$4,218	$6	$349	$1,440	$450	$66	$-	$9,762

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$225	$-	$-	$542	$-	$200	$-	$-	$-	$-	$967
PCI provision for loan losses	(225)	-	16	(143)	386	118	3	245	36	-	436
PCI impairment charge-off	-	-	(16)	(14)	(386)	-	-	-	-	-	(416)
Balance, end of period	$-	$-	$-	$385	$-	$318	$3	$245	$36	$-	$987

Total Allowance for Loan Losses	$1,676	$322	$1,235	$4,603	$6	$667	$1,443	$695	$102	$-	$10,749

For the three months ended March 31, 2012
Allowance for Loan Losses:
Balance, beginning of period	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$-	$10,154
Provision for loan losses	427	18	(208)	(408)	88	(10)	(35)	117	(16)	150	123
Charge-offs	(169)	-	(54)	(345)	(94)	-	(165)	-	(1)	-	(828)
Recoveries	11	-	1	81	-	1	-	-	13	-	107
Net charge-offs	(158)	-	(53)	(264)	(94)	1	(165)	-	12	-	(721)
Balance, end of period	$972	$758	$1,845	$3,211	$11	$300	$1,698	$572	$39	$150	$9,556

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at March 31, 2013 and December 31, 2012.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

At March 31, 2013			(dollars in thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$767	$-	$190	$-	$-	$247	$433	$-	$-	$1,637
Collectively evaluated for impairment	909	322	1,045	4,218	6	102	1,007	450	66	8,125
	1,676	322	1,235	4,218	6	349	1,440	450	66	9,762
Purchased credit-impaired	-	-	-	385	-	318	3	245	36	987
Total	$1,676	$322	$1,235	$4,603	$6	$667	$1,443	$695	$102	$10,749

Recorded Investment in Loans:
Individually evaluated for impairment	$1,625	$2,322	$3,878	$3,547	$164	$3,559	$2,087	$2	$68	$17,252
Collectively evaluated for impairment	110,628	240,963	285,812	101,014	4,721	137,709	152,760	44,607	18,529	1,096,743
	112,253	243,285	289,690	104,561	4,885	141,268	154,847	44,609	18,597	1,113,995
Purchased credit-impaired	6,543	42,068	77,744	36,308	9	39,100	1,955	10,596	1,640	215,963
Total	$118,796	$285,353	$367,434	$140,869	$4,894	$180,368	$156,802	$55,205	$20,237	$1,329,958

At December 31, 2012
Allowance for Loan Losses:
Individually evaluated for impairment	$115	$-	$-	$-	$-	$249	$351	$-	$-	$715
Collectively evaluated for impairment	734	496	1,102	4,157	8	205	1,112	1,046	49	8,909
	849	496	1,102	4,157	8	454	1,463	1,046	49	9,624
Purchased credit-impaired	225	-	-	542	-	200	-	-	-	967
Total	$1,074	$496	$1,102	$4,699	$8	$654	$1,463	$1,046	$49	$10,591

Recorded Investment in Loans:
Individually evaluated for impairment	$607	$2,337	$4,243	$4,855	$168	$3,463	$1,925	$71	$73	$17,742
Collectively evaluated for impairment	111,202	252,154	281,755	96,265	4,718	144,586	159,751	41,476	13,385	1,105,292
	111,809	254,491	285,998	101,120	4,886	148,049	161,676	41,547	13,458	1,123,034
Purchased credit-impaired	7,323	44,925	85,959	39,541	742	40,483	1,949	11,265	2,095	234,282
Total	$119,132	$299,416	$371,957	$140,661	$5,628	$188,532	$163,625	$52,812	$15,553	$1,357,316

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

This component of the allowance for loan losses is based on the historical loss experience of the Company. This loss experience is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in that portfolio. The historical look back period is estimated by loan type and the Company applies the appropriate historical loss period which best reflects the inherent loss in the portfolio considering prevailing market conditions. A minimum reserve is utilized when the Company has insufficient internal loss history. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks.  The following look back periods were utilized by management in determining the quantitative reserve component at March 31, 2013:

i.	15 quarter – Commercial & industrial and AC&D
ii.	12 quarter – CRE-investor income producing, residential mortgage, and HELOCs
iii.	9 quarter – Residential construction
iv.	Minimum – CRE-owner-occupied, other commercial and other consumer

At December 31, 2012, management utilized the following look back periods:

i.	12 quarter – AC&D, residential mortgage and residential construction
ii.	8 quarter – Commercial & industrial, CRE-owner-occupied, CRE-investor income producing, and HELOCs
iii.	Minimum –Other commercial and other consumer

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

In all cases, except residential construction, the changes in look back periods are the result of sufficient build up in loss histories to support a longer period. The residential construction look back period was shortened in order to eliminate a single loan loss in the fourth quarter of 2010 which management believes does not represent the risk of the current portfolio. These changes in methodology did not have a material impact on the estimated allowance at March 31, 2013.

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

4)
Reserve on Purchased-Credit Impaired Loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool. This analysis resulted in net impairment in two pools and a net recovery in another pool for the three months ended March 31, 2013. These pools are spread across several reporting segments and a full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three-months ended March 31, 2013. There was no impairment for the three-months ended March 31, 2012.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process.  These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material.  Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses.  At March 31, 2013 and December 31, 2012, $125 thousand was recorded  as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of March 31, 2013 and December 31, 2012, by loan class and by credit quality indicator.

	As of March 31, 2013
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$115,632	$279,777	$356,707	$130,541	$4,729	$887,386
Special mention	226	2,779	5,851	6,478	-	15,334
Classified	2,938	2,797	4,876	3,850	165	14,626
Total	$118,796	$285,353	$367,434	$140,869	$4,894	$917,346

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$177,787	$151,373	$55,039	$19,704	$403,903
Special mention	837	1,235	-	353	2,425
Classified	1,744	4,194	166	180	6,284
Total	$180,368	$156,802	$55,205	$20,237	$412,612

Total Loans					$1,329,958

	As of December 31, 2012
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$115,907	$292,418	$361,212	$126,167	$5,460	$901,164
Special mention	173	3,804	5,564	9,252	-	18,793
Classified	3,052	3,194	5,181	5,242	168	16,837
Total	$119,132	$299,416	$371,957	$140,661	$5,628	$936,794

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$185,686	$158,335	$52,612	$15,444	$412,077
Special mention	1,115	2,599	-	78	3,792
Classified	1,731	2,691	200	31	4,653
Total	$188,532	$163,625	$52,812	$15,553	$420,522

Total Loans					$1,357,316

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of March 31, 2013 and December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans
As of March 31, 2013	(dollars in thousands)
Commercial:
Commercial and industrial	$224	$-	$303	$6,543	$111,726	$118,796
CRE - owner-occupied	-	-	330	42,068	242,955	285,353
CRE - investor income producing	67	8	232	77,744	289,383	367,434
AC&D	556	138	1,185	36,308	102,682	140,869
Other commercial	204	-	-	9	4,681	4,894
Total commercial loans	1,051	146	2,050	162,672	751,427	917,346

Consumer:
Residential mortgage	176	69	473	39,100	140,550	180,368
Home equity lines of credit	417	598	818	1,955	153,014	156,802
Residential construction	313	-	2	10,596	44,294	55,205
Other loans to individuals	3	18	2	1,640	18,574	20,237
Total consumer loans	909	685	1,295	53,291	356,432	412,612
Total loans	$1,960	$831	$3,345	$215,963	$1,107,859	$1,329,958

As of December 31, 2012
Commercial:
Commercial and industrial	$1,316	$83	$230	$7,323	$110,180	$119,132
CRE - owner-occupied	48	1,903	113	44,925	252,427	299,416
CRE - investor income producing	224	27	366	85,959	285,381	371,957
AC&D	-	699	1,428	39,541	98,993	140,661
Other commercial	-	-	168	742	4,718	5,628
Total commercial loans	1,588	2,712	2,305	178,490	751,699	936,794

Consumer:
Residential mortgage	18	196	499	40,483	147,336	188,532
Home equity lines of credit	590	-	1,094	1,949	159,992	163,625
Residential construction	-	-	71	11,265	41,476	52,812
Other loans to individuals	36	4	-	2,095	13,418	15,553
Total consumer loans	644	200	1,664	55,792	362,222	420,522
Total loans	$2,232	$2,912	$3,969	$234,282	$1,113,921	$1,357,316

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a TDR. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Additionally, a portion of the Company’s qualitative factors accounts for potential impairment on loans generally less than $150 thousand. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the first quarter of 2013, the Company’s quarterly cash flow analysis indicated that two of the Company’s fourteen PCI loan pools, both real estate pools, had net impairment of $436 thousand. This net impairment is spread among almost all of the loan segments presented in the table above. As a result of changes in cash flows, increases and decreases, certain segments saw reversals of previously recognized impairment. At December 31, 2012, the Company’s quarterly cash flow analyses indicated that three of fourteen PCI loan pools were impaired. This analysis resulted in $225 thousand net impairment in a commercial pool, $542 thousand net impairment in an AC&D pool and $200 thousand net impairment of a residential mortgage pool at December 31, 2012 These amounts are not included in the tables below. There was no impairment of PCI loans for the first quarter of 2012.

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
	(dollars in thousands)
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$380	$1,065	$-	$377	$1,170	$-
CRE - owner-occupied	2,322	3,654	-	2,337	2,675	-
CRE - investor income producing	268	4,111	-	4,243	4,424	-
AC&D	3,547	10,445	-	4,855	9,306	-
Other commercial	164	172	-	168	172	-
Total commercial loans	6,681	19,447	-	11,980	17,747	-
Consumer:
Residential mortgage	2,358	3,058	-	2,252	2,363	-
Home equity lines of credit	1,388	3,166	-	1,419	2,439	-
Residential construction	2	693	-	71	551	-
Other loans to individuals	68	103	-	73	75	-
Total consumer loans	3,816	7,020	-	3,815	5,428	-
Total impaired loans with no related allowance recorded	$10,497	$26,467	$-	$15,795	$23,175	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$1,245	$1,245	$767	$230	$230	$115
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	3,610	3,610	190	-	-	-
AC&D	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	4,855	4,855	957	230	230	115
Consumer:
Residential mortgage	1,201	1,248	247	1,211	1,250	249
Home equity lines of credit	699	906	433	506	707	351
Residential construction	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,900	2,154	680	1,717	1,957	600
Total impaired loans with an allowance recorded	$6,755	$7,009	$1,637	$1,947	$2,187	$715

Total Impaired Loans:
Commercial:
Commercial and industrial	$1,625	$2,310	$767	$607	$1,400	$115
CRE - owner-occupied	2,322	3,654	-	2,337	2,675	-
CRE - investor income producing	3,878	7,721	190	4,243	4,424	-
AC&D	3,547	10,445	-	4,855	9,306	-
Other commercial	164	172	-	168	172	-
Total commercial loans	11,536	24,302	957	12,210	17,977	115
Consumer:
Residential mortgage	3,559	4,306	247	3,463	3,613	249
Home equity lines of credit	2,087	4,072	433	1,925	3,146	351
Residential construction	2	693	-	71	551	-
Other loans to individuals	68	103	-	73	75	-
Total consumer loans	5,716	9,174	680	5,532	7,385	600

Total impaired loans	$17,252	$33,476	$1,637	$17,742	$25,362	$715

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The average recorded investment and interest income recognized on impaired loans, by class, for the three  months ended March 31, 2013 and March 31, 2012 is shown in the table below.

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$536	$-	$639	$-
CRE - owner-occupied	1,361	4	324	7
CRE - investor income producing	2,673	-	710	-
AC&D	6,726	18	8,954	21
Other commercial	131	-	-	-
Total commercial loans	11,427	22	10,627	28
Consumer:
Residential mortgage	1,341	18	409	-
Home equity lines of credit	1,034	-	503	-
Residential construction	78	-	94	-
Other loans to individuals	59	1	12	-
Total consumer loans	2,512	19	1,018	-
Total impaired loans with no related allowance recorded	$13,939	$41	$11,645	$28

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$436	$-	$130	$-
CRE - owner-occupied	12	-	-	-
CRE - investor income producing	1,411	36	1,378	-
AC&D	609	-	1,593	-
Other commercial	-	-	-	-
Total commercial loans	2,468	36	3,101	-
Consumer:
Residential mortgage	1,134	9	-	9
Home equity lines of credit	431	-	319	-
Residential construction	-	-	-	-
Other loans to individuals	-	-	-	-
Total consumer loans	1,565	9	319	9
Total impaired loans with an allowance recorded	$4,033	$45	$3,420	$9

Total Impaired Loans:
Commercial:
Commercial and industrial	$972	$-	$769	$-
CRE - owner-occupied	1,373	4	324	7
CRE - investor income producing	4,084	36	2,088	-
AC&D	7,335	18	10,547	21
Other commercial	131	-	-	-
Total commercial loans	13,895	58	13,728	28
Consumer:
Residential mortgage	2,475	27	409	9
Home equity lines of credit	1,465	-	822	-
Residential construction	78	-	94	-
Other loans to individuals	59	1	12	-
Total consumer loans	4,077	28	1,337	9

Total impaired loans	$17,972	$86	$15,065	$37

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2013 and 2012, the Company recognized $86 thousand and $37 thousand, respectively, in interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At March 31, 2013, there was a $2 thousand loan past due 90 days or more and accruing interest. This loan is considered fully collectible at March 31, 2013. At December 31, 2012, there was a $77 thousand loan past due 90 days or more and accruing interest. The recorded investment in nonaccrual loans at March 31, 2013 and December 31, 2012 follows:

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Commercial:
Commercial and industrial	$1,600	$607
CRE - owner-occupied	1,990	1,996
CRE - investor income producing	268	633
AC&D	2,578	3,872
Other commercial	164	168
Total commercial loans	6,600	7,276
Consumer:
Residential mortgage	1,051	1,096
Home equity lines of credit	2,070	1,925
Residential construction	2	71
Other loans to individuals	4	6
Total consumer loans	3,125	3,098
Total nonaccrual loans	$9,725	$10,374

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $257.5 million and $278.2 million and a carrying value of $216.0 million and $234.3 million at March 31, 2013 and December 31, 2012, respectively. PCI loans represented 10.9% and 11.5% of total assets at March 31, 2013 and December 31, 2012, respectively. Determining the fair value of the PCI loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired companies.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

In conjunction with the Citizens South acquisition, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

October 1, 2012

Contractual principal and interest at acquisition	$294,283
Nonaccretable difference	(47,941)
Expected cash flows at acquisition	246,342
Accretable yield	(37,724)

Basis in PCI loans at acquisition - estimated fair value	$208,618

In conjunction with the Community Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2013 and 2012 follows (dollars in thousands):

	Three Months Ended March 31,

	2013	2012

Accretable yield, beginning of period	$42,734	$14,264
Interest income	(3,575)	(1,216)
Reclassification of nonaccretable difference due to improvement in expected cash flows	4,693	-
Other changes, net	1,716	(270)
Accretable yield, end of period	$45,568	$12,778

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

The Company had allocated $242 thousand and $54 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of  March 31, 2013 and December 31, 2012. As of March 31, 2013, the Company had 18 TDR loans totaling $9.2 million, of which $1.8 million are nonaccrual loans. As of December 31, 2012, the Company had 18 TDR loans totaling $10.2 million, of which $2.8 million are nonaccrual loans.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2013, the following table represents a breakdown of the types of concessions made by loan class. There were no new TDRs identified for the three months ended March 31, 2012.

	Three months ended March 31, 2013
(dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
CRE - investor income producing	1	$3,610	$3,610
Residential mortgage	1	43	43
Total	2	$3,653	$3,653

There were no loans that were modified as TDRs within the 12 months ended March 31, 2013 or 2012 and for which there was a payment default during the three months ended March 31, 2013 or 2012.

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended March 31, 2013 and 2012 (dollars in thousands):

	Twelve Months Ended March 31, 2013
	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	2	$3,653	-	$-	-	$-
Total	2	$3,653	-	$-	-	$-

	Twelve Months Ended March 31, 2012
	Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	1	$394	1	$273	-	$-
Extended payment terms	2	434	2	503	-	-
Forgiveness of principal	1	23	1	-	4	-
Total	4	$851	4	$776	4	$-

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

	Three Months Ended
	March 31,
	2013	2012

Beginning balance	$4,184	$3,998
Disbursements	40	83
Repayments	(1,565)	(110)
Ending balance	$2,659	$3,971

At March 31, 2013 and December 31, 2012, the Company had pre-approved but unused lines of credit totaling $3.0 million and $1.8 million, respectively, to related parties.

Note 6 – FDIC Loss Share Agreements

In connection with the Citizens South acquisition, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $91.9 million of loans (the “covered loans”) and $7.7 million of OREO (the “covered OREO”) at March 31, 2013. These assets were acquired by Citizens South in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements which originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At March 31, 2013, the Bank recorded an estimated receivable from the FDIC in the amount of $6.0 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.

Within the second purchase and assumption agreement are two loss share agreements which originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. At March 31, 2013, the Bank recorded an estimated receivable from the FDIC in the amount of $9.3 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.

The following table provides changes in the receivable from the FDIC during the first quarter of 2013:

Balance, beginning of period	$18,697
Additional losses to OREO	201
Reimbursable expenses (income)	125
Accretion discounts and premiums, net	35
Reimbursements from the FDIC	(3,415)
Other changes, net	(303)
Balance, end of period	$15,340

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at carrying value. At March 31, 2013, the projected cash flows related to the FDIC receivable for losses on covered loans and assets was approximately $15.9 million. At December 31, 2012, the projected cash flows related to the FDIC receivable for losses on covered loans and assets was approximately $19.6  million.  Subsequent to year-end, the Company received $3.4 million from loss share claims filed, including reimbursable expenses.

In relation to the FDIC indemnification asset is an expected "true-up" with the FDIC related to the loss share agreements above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. This amount is determined each reporting period. At March 31, 2013, the present value “true-up” amount was estimated to be approximately $5.0 million at the end of the loss share agreements. At December 31, 2012, the “true-up” amount was estimated to be approximately $4.9 million at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

Note 7 – Other Real Estate Owned

The Company owned $21.3 million and $25.1 million in other real estate owned (“OREO”) at March 31, 2013 and December 31, 2012, respectively.  In 2012, the Company acquired $16.1 million in OREO through the merger with Citizens South. Approximately $6.7 million of this OREO is covered under the loss share agreements with the FDIC. In 2011, the Company acquired $7.8 million in OREO through the merger with Community Capital.  During the three-month periods ended March 31, 2013 and 2012, transfers into OREO (excluding OREO acquired through merger) totaled $3.2 million and $4.4 million, respectively.

Transactions in OREO for the three months ended March 31, 2013 and 2012 are summarized below (dollars in thousands):

	Three months ended
	March 31,	March 31,
	2013	2012

Beginning balance	$25,073	$14,403
Additions	3,157	4,400
Sales	(6,751)	(1,881)
Writedowns	(228)	(248)
Ending balance	$21,251	$16,674

The following is a summary of information relating to analysis of OREO at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31,	December 31,
	2013	2012
Non-covered OREO:
CRE - owner-occupied	$38	$1,077
CRE - investor income producing	-	1,348
AC&D	11,667	14,527
Residential mortgage	1,892	1,062
Residential construction	-	413
OREO covered by FDIC loss share agreements	7,654	6,646

	$21,251	$25,073

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 – Income Taxes

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

As of March 31, 2013 and December 31, 2012, the Company had a net DTA in the amount of approximately $40.8 million and $41.8 million, respectively. The decline is a function of first quarter 2013 earnings.  The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of March 31, 2013 and December 31, 2012, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either March 31, 2013 or December 31, 2012.

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

As of March 31, 2013, the Company’s three-year cumulative pre-tax loss position was $14.8 million and was driven, in large part, by rolling twelve-quarter cumulative provision expenses of $27.3 million. This high level of provision expense reflects the negative impact on the Company’s loan portfolio from the effects of the extended economic downturn. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels and currently believes they are unlikely to be repeated going forward, given changes in the Company’s lending practices, business strategy, risk tolerance, capital levels and operating practices.

Based on current internal loss data analysis, approximately 75% of rolling twelve-quarter cumulative net charge-offs are associated with construction & development (“C&D”, which includes both commercial AC&D and residential construction) lending (which was impacted the most by the economic downturn). Prior to the Bank’s public offering in August 2010, the Bank had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. In the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the public offering, the Company reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company’s new business strategies and risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of March 31, 2013, after mergers with Community Capital and Citizens South, C&D exposures were 15% of total loans, or $196.1 million.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Approximately $11.2 million, or 27%, of the DTA existing at March 31, 2013 related to net operating loss carry forwards that do not expire until December 31, 2033, leaving over eighteen years for recognition.  Approximately $14.4 million, or 34%, of the DTA existing at December 31, 2012 related to net operating loss carry forwards with availability for application out as far as 20 years.

Positive Evidence. The Company considered the following sources of future taxable income identified in ASC 740 as positive evidence to weigh against the negative evidence described above.

1.	Future reversals of existing taxable temporary differences and carry forwards.

The Company’s largest future reversals relate to its PCI loans and allowance for loan losses, which represented $32.0 million and $3.7 million, respectively, of the DTA at March 31, 2013.  Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company’s current expectations regarding recognition or reversal of the major components of the allowance:

•
Specific reserves, which totaled $1.6 million at March 31, 2013, relate to identified impairments and are based on individual loan-collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after four quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

•
Quantitative and qualitative reserves on the non-acquired portfolio, which totaled $7.7 million at March 31, 2013, are based on model-driven estimates of inherent loss content in the performing loan portfolio based on historical loss rates by loan product type. The Company currently estimates that these reserves will generally reverse within six to eight quarters of establishment.  However, the Company currently estimates that the average life of the underlying loan pool is approximately three years; therefore, all quantitative reserves are currently assumed to reverse within approximately three years.

•
Qualitative reserves on purchased performing loans, which totaled $380 thousand at March 31, 2013, are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

•
Quantitative reserves on PCI loans, which totaled $987 thousand at March 31, 2013, are determined in connection with the quarterly cash flows analyses for this portion of the acquired loan book.  The Company compares the initial expected cash flows to the new remaining expected cash flows. Increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

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

Approximately $14.4 million, or 40%, of the estimated DTA at December 31, 2012 related to net operating loss carry forwards with expected expiration dates out over 18 years.  Approximately $11.2 million, or 41%, of the estimated DTA at March 31, 2013 related to net operating loss carryforwards, with expected expiration dates out as long as 20 years. Management currently believes that the Company will generate sufficient taxable income to fully utilize these net operating losses before expiration.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Based on the weight of available evidence, including the continued improvement in earnings, the Company has determined that it is more likely than not that it will be able to fully realize the existing DTA. Specifically, the negative evidence is tempered by the unusual and temporary circumstances created by the recent significant economic downturn and significant changes in the Company’s lending practices, management, capital levels, growth strategy, risk tolerance, and operating practices. The implementation of such changes has already led to improved asset quality measures since the fourth quarter of 2010. Further, the positive evidence currently indicates that the Company has opportunities through various means to generate income at a sufficient enough level to fully absorb the DTA.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Per Share Results

Basic and diluted net earnings per common share are computed based on the weighted-average number of shares outstanding during each period. Diluted net earnings per common share reflect the potential dilution that could occur if all dilutive stock options were exercised and all restricted shares were vested.

Basic and diluted net earnings per common share have been computed based upon net income  as presented in the accompanying consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended
	March 31
	2013	2012

Weighted-average number of common shares outstanding	44,010,890	32,075,367

Effect of dilutive stock options and restricted shares	58,163	31

Weighted-average number of common shares and dilutive potential common shares outstanding	44,069,053	32,075,398

There were 33,553 outstanding stock options and 24,610 outstanding dilutive restricted shares for the three months ended March 31, 2013.  For the three months ended March 31, 2012, there were 31 outstanding dilutive stock options, and no outstanding dilutive restricted shares.  There were 3,085,827 and 2,145,189 outstanding stock options that were anti-dilutive for the three-month periods ended March 31, 2013, and 2012, respectively, due to vesting prices exceeding the market price for the period.

There were 693,650 and 568,260 outstanding restricted shares that were anti-dilutive for each of the three-month periods ended March 31, 2013 and March 31, 2012, respectively, due to the vesting price exceeding the average market price for the periods, which were omitted from the calculation.  Of these shares, 568,260 restricted shares had market performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.

Note 10 – Preferred Stock

In connection with the Citizens South acquisition, the Company issued 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) upon conversion of Citizens South’s preferred stock that previously was issued to the Treasury pursuant to a Securities Purchase Agreement between Citizens South and the Treasury in connection with Citizens South’s participation in the SBLF. The Series C Preferred Stock has a liquidation value of $1,000 per share and is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 4.84% per annum (with respect to the Citizens South preferred stock) based on the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Company’s Articles of Incorporation, as amended). The dividend rate for future dividend periods will be set based on the “Percentage Change in QSBL” (as defined in the Articles of Incorporation, as amended) between each dividend period and the “Baseline” QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods (or through December 31, 2013). For the eleventh through the first half of the nineteenth dividend periods (or through March 21, 2016), the dividend rate will be fixed at between 1% and 7% per annum, based on the “Percentage Change in QSBL” at the end of the ninth dividend period.  If the Series C Preferred Stock remains outstanding for more than 4 ½ years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  The dividend rate as of March 31, 2013 was 1.00%.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 11 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At March 31, 2013, we had $262.6 million of pre-approved but unused lines of credit, $4.1 million of standby letters of credit and $4.7 million of commercial letters of credit. At December 31, 2012, we had $251.9 million of pre-approved but unused lines of credit, $3.9 million of standby letters of credit and $5.6 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 - Derivative Financial Instruments and Hedging Activities

As of March 31, 2013, the Company maintained four loan swaps accounted for as fair value hedges in accordance with ASC 815.  The aggregate original notional amount of these loan swaps was $10.6 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(382) thousand and $(453) thousand at March 31, 2013 and December 31, 2012, respectively, and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $67 thousand and $109 thousand in the three months ended March 31, 2013 and 2012, respectively.

The following table presents information on the individual loan swaps at March 31, 2013:

Individual Loan Swap Information
(Dollars in thousands)

Original Notional Amount	Current Notional Amount	Termination Date	Fixed Rate	Floating Rate	Floating Rate Payer Spread
$2,670	$2,272	04/10/13	5.85%	USD-LIBOR-BBA	2.38%
1,800	405	04/09/13	5.80%	USD-LIBOR-BBA	2.33%
2,555	2,460	10/15/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,333	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$10,620	$8,470

Note 13 - Fair Value Measurements

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2013 and December 31, 2012 are as follows:

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013:
Financial assets:
Cash and cash equivalents	$122,265	$122,265	$122,265	$-	$-
Investment securities	299,073	299,073	-	298,658	415
Nonmarketable equity securities	5,913	5,913	-	5,913	-
Loans held for sale	11,659	11,659	-	11,659	-
Loans, net of allowance	1,319,000	1,303,061	-	8,852	1,294,209
FDIC indemnification asset	15,340	15,340	-	-	15,340
Accrued interest receivable	3,706	3,706	-	-	3,706

Financial liabilities:
Deposits with no stated maturity	990,424	990,424	-	990,424	-
Deposits with stated maturities	604,397	605,705	-	605,705	-
Swap fair value hedge	382	382	-	382	-
Borrowings	87,060	86,708	-	86,708	-
Contingent payable	3,003	3,003	-	3,003	-
Accrued interest payable	475	475	-	475	-

December 31, 2012:
Financial assets:
Cash and cash equivalents	$184,142	$184,142	$184,142	$-	$-
Investment securities	245,571	245,571	-	245,156	415
Nonmarketable equity securities	7,422	7,422	-	7,422	-
Loans held for sale	14,147	14,147	-	14,147	-
Loans, net of allowance	1,346,116	1,332,683	-	11,390	1,321,293
FDIC indemnification asset	18,697	18,697	-	-	18,697
Accrued interest receivable	3,821	3,821		-	3,821

Financial liabilities:			-	-	-
Deposits with no stated maturity	1,002,258	1,002,258	-	1,002,258	-
Deposits with stated maturities	629,746	631,289	-	631,289	-
Swap fair value hedge	453	453	-	453	-
Borrowings	101,716	101,307	-	101,307	-
Contingent payable	3,003	3,003	-	3,003	-
Accrued interest payable	516	516	-	516	-

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative Instruments
Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of March 31, 2013 and December 31, 2012, the Company’s derivative instruments consist of swap fair value hedges.

Loans
Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loans as nonrecurring Level 3.

At March 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis:

	Fair Value on a Recurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
	(Dollars in thousands)
March 31, 2013
U.S. Government agencies	$-	$578	$-	$578
Municipal securities	-	17,676	-	17,676
Residential agency mortgage-backed securities	-	137,995	-	137,995
Commercial mortgage-backed securities	-	36,828	-	36,828
All other debt securities		105,581	415	105,996
Fair value loans	-	8,852	-	8,852
Swap fair value hedge	-	(382)	-	(382)

December 31, 2012
U.S. Government agencies	$-	$583	$-	$583
Municipal securities	-	17,986	-	17,986
Residential agency mortgage-backed securities	-	159,113	-	159,113
All other debt securities	-	67,474	415	67,889
Fair value loans	-	11,390	-	11,390
Swap fair value hedge	-	(453)	-	(453)

There were no transfers between valuation levels for any accounts.  If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012. The ending balances for Level 3 assets at March 31, 2013 remained unchanged from December 31, 2012 at $0.4 million.

Level 3 Assets Reconciliation

	Three Months Ended
	March
	2013	2012

	(dollars in thousands)
Corporate and Other Securities:
Balance, beginning of period	$415	$405
Decrease in unrealized loss	-	2
		-
Balance, end of period	$415	$407

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

The table below presents the carrying value of assets at March 31, 2013 and December 31, 2012 measured at fair value on a nonrecurring basis:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value
	(Dollars in thousands)
March 31, 2013
OREO	$-	$-	$3,880	$3,880
Impaired loans:
Commercial and industrial	-	-	364	364
CRE - investor income producing	-	-	3,419	3,419
Residential mortgage	-	-	751	751
Home equity lines of credit	-	-	113	113

December 31, 2012
OREO	$-	$-	$25,390	$25,390
Impaired loans:
Commercial and industrial	-	-	115	115
Residential mortgage	-	-	962	962
Home equity lines of credit	-	-	155	155

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2013.

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

OREO	$3,880	Appraisals	Discount to reflect current market conditions	0%	-	55%

Impaired loans	4,534	Discounted cash flows	Expected percent of total contractual cash flows not expected to be collected	0%	-	50%

	113	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%

	$8,527

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended March 31, 2013, OREO with a carrying value of $4.1 million was written down by $0.2 million to $3.9 million.  During the three months ended March 31, 2012, OREO with a carrying value of $1.8 million was written down by $0.2 million to $1.5 million.

There were no transfers between valuation levels for any accounts for the three months ended March 31, 2013 and 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

Note 14 – Shareholders’ Equity

Share-Based Plans

Pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan (the “LTIP”), the Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions and expensed over each option’s vesting period. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards subject to share price performance vesting requirements is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.  The fair value of restricted stock awards, not subject to share price performance, is estimated at the date of the grant based on the grant date closing stock price. As of March 31, 2013, there were 156,060 shares available for future grant under the LTIP.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the 2008 Citizens South Plan, the Company may grant future non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger.  At March 31, 2013, there were options to purchase 250,955 shares of Common Stock outstanding and 85,247 shares remaining available for future grants under the 2008 Citizens South Plan.

Under the 2003 Citizens South Plan, the Company may grant future non-qualified stock options to eligible key employees and outside directors of the Company and the Bank who were not employees or directors of the Company or the Bank at the effective time of the merger, and may also grant limited rights in connection with option grants to eligible key employees.  At March 31, 2013, there were options to purchase 737,133 shares of Common Stock outstanding and 73,189 shares remaining available for future grants under the 2003 Citizens South Plan.

The 1999 Citizens South Plan is no longer an active plan and no future awards can be granted thereunder.  March 31, 2013, there were options to purchase 2,190 shares of Common Stock outstanding under the 1999 Citizens South Plan.

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at March 31, 2013 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.84. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules that are generally three years. In connection with the retirement of certain directors following the Bank’s public offering, vesting of their director options previously awarded in December 2007 was accelerated from December 2010 to August 2010 at their original exercise price of $13.23 per share.  All unexercised options expire ten years after the date of the grant.

Additional information regarding the Company’s share-based plans is presented in Note 19 – Employee and Director Benefit Plans to the 2012 Audited Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in the Company’s share-based plans is summarized in the following table:

		Outstanding Options				Nonvested Restricted Shares
	Options Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

At December 31, 2012	390,236	3,119,692	$7.84	5.27	$-	646,260	$4.01	$3,379,940
Options Granted	-	-	-	-	-	-	-	-
Restricted Shares Granted	-	-	-	-	-	72,000	5.60	406,080
Exercised	-	(312)	3.22	-	-	-	-	-
Expired and forfeited	-	-	-	-	-	-	-	-

At March 31, 2013	390,236	3,119,380	$7.84	5.02	$27,555	718,260	$4.17	$4,050,986

Exercisable at March 31, 2013		2,596,635	$8.15	4.51	$-

There were no stock options granted during the three-month periods ended March 31, 2013 or March 31, 2012.  There were 312 stock options that were exercised during the three months ended March 31, 2013, at a weighted average exercise price of $3.22 per share.  There were 27,135 options which vested during the three months ended March 31, 2013 and 27,447 options which vested during the three months ended March 31, 2012. There were 72,000 shares of restricted stock granted during the three months ended March 31, 2013, of which a third of the shares will vest on the grant anniversary date for each of the next three years.  There were no shares of restricted stock granted during the three months ended March 31, 2012. The compensation expense for share-based plans was $525 thousand and $483 thousand for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, unrecognized compensation cost related to nonvested stock options of $0.7 million is expected to be recognized over a weighted-average period of 0.47 years, and unrecognized compensation cost related to nonvested restricted shares of $1.5 million is expected to be recognized over a weighted-average period of 1.49 years.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the merger with Citizens South Banking Corporation (“Citizens South”); the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense, noninterest income and noninterest expenses; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; net interest margin trends and the impact of the acquired portfolio fair value mark; the amount, timing and prices of share repurchases; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013 (the “2012 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Citizens South merger within the expected time frames; increases in expected costs or decreases in expected savings or difficulties related to integration of the merger; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the effects of negative or soft economic conditions or a “double-dip” recession, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; the impact of deterioration of the United States credit standing; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally or modification, extension or termination of the authorization by the board of directors, in each case impacting purchases of common stock; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three-month period ended March 31, 2013. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

Park Sterling Corporation (the "Company") reported net income of $3.2 million, or $0.07 per share, for the three months ended March 31, 2013 compared to net income of $1.7 million, or $0.05 per share, for the three months ended March 31, 2012. The increase resulted primarily from increased earning assets, higher net interest margin and higher noninterest income associated with the merger with Citizens South Banking Corporation (“Citizens South”), which was completed on October 1, 2012, combined with continued organic growth.

Asset quality continued to improve in the first quarter and remains a point of strength for the Company. Nonperforming loans decreased $708,000, or 4%, to $17.1 million at March 31, 2013, or 1.29% of total loans, compared to $17.8 million at December 31, 2012, or 1.31% of total loans. Nonperforming assets decreased $4.5 million, or 11%, to $38.4 million at March 31, 2013, or 1.93% of total assets, compared to $42.9 million at December 31, 2012, or 2.11% of total assets. Nonperforming assets include $7.7 million of covered OREO for which the Company expects certain losses to be reimbursed under the FDIC loss share agreements.

Total assets decreased $49.2 million, or 2%, to $1.98 billion at March 31, 2013 compared to total assets of $2.03 billion at December 31, 2012. Cash and equivalents decreased $61.9 million, or 34%, to $122.2 million during the quarter. Approximately $52.0 million of this decrease resulted from the redeployment of funds into the securities portfolio, which totaled $305.0 million at March 31, 2013, and approximately $9.9 million was utilized to reduce higher-priced deposits. Total loans, which exclude loans held for sale, decreased $27.0 million, or 2%, to $1.3 billion at March 31, 2013, including $91.9 million in covered loans. This decrease included a managed $18.3 million, or 8%, decline in less attractive PCI loans.

Loan mix did not shift materially during the first quarter. Total consumer loans remained at 31% of total loans at March 31, 2013, with residential mortgages and home equity lines of credit remaining at 14% and 12% of total loans, respectively. The combination of commercial and industrial and owner-occupied real estate loans remained one of the largest categories at 30% of total loans at March 31, 2013, but declined from 31% of total loans at December 31, 2012. Investor owned commercial real estate represented 28% of total loans compared to 27% at December 31, 2012. Acquisition, construction and development (AC&D) loans represented 11% of total loans compared to 10% at December 31, 2012.  Approximately 26% of this AC&D exposure is held net of acquisition accounting fair market value adjustments on purchased credit-impaired (“PCI”) loans.

Total deposits decreased $37.2 million, or 2.3%, to $1.59 billion at March 31, 2013, compared to $1.63 billion at December 31, 2012 due in part to post-merger repricing. Total borrowings decreased $14.7 million, or 14.4%, to $87.1 million at March 31, 2013 compared to $101.7 million at December 31, 2012, due to a reduction in Federal Home Loan Bank (FHLB) advances. Shareholders' equity increased $3.3 million, or 1.2%, to $279.0 million at March 31, 2013 compared to $275.7 million at December 31, 2012, driven by higher retained earnings. The Company’s ratio of tangible common equity to tangible assets increased to 11.51% at March 31, 2013 from 11.05% at December 31, 2012 as a result of the increase in equity and decrease in total assets. Similarly, the Tier 1 leverage ratio increased to 11.72% at March 31, 2013 from 11.25% at December 31, 2012.  Tangible common equity and tangible assets, and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

Business Overview

The Company, a North Carolina corporation, was formed in October 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank. On January 1, 2011, the Company acquired all of the outstanding common stock of the Bank in exchange for shares of the Company’s Common Stock, on a one-for-one basis, in a statutory share exchange transaction effected under North Carolina law pursuant to which the Company became the bank holding company for the Bank. Prior to January 1, 2011, the Company conducted no operations other than obtaining regulatory approval for the holding company reorganization.

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

As part of our growth strategy,  the Company acquired Community Capital Corporation (“Community Capital”) in November 2011. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011

In addition, in October 2012, the Company acquired Citizens South, the parent company of Citizens South Bank. As a result of the merger of Citizens South into the Company, Citizens South Bank, which operated 20 branches in North Carolina, South Carolina and Georgia, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash. The final transaction value was approximately $82.9 million based on the $4.94 per share closing price of the Common Stock on September 28, 2012. In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the United States Department of the Treasury (the “Treasury”) in connection with Citizens South’s participation in the Small Business Lending Fund (“SBLF”) was converted into 20,500 shares of a substantially identical newly created series of our preferred stock, Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). Citizens South contributed approximately $929.5 million in total assets, $683.4 million in total loans (including loans held for sale), $30.3 million in goodwill and intangibles, and $828.3 million in total deposits to the Company, after acquisition accounting fair market value adjustments.

The Company provides a full array of retail and commercial banking services, including wealth management, through its offices located in North Carolina, South Carolina, and Georgia. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank.

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, adjusted allowance for loan losses to loans, adjusted net interest expenses and adjusted net interest margin, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets and tangible common equity  (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) and related ratios to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted noninterest expense (which excludes merger-related expenses and gain on sale of securities, as applicable) and adjusted net interest margin (which excludes accelerated mark accretion) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the unaudited condensed consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	March 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$1,983,571	$2,032,794
Less: intangible assets	(34,118)	(34,375)
Tangible assets	$1,949,453	$1,998,419

Total common equity	$258,485	$255,202
Less: intangible assets	(34,118)	(34,375)
Tangible common equity	$224,367	$220,827

Tangible common equity	224,367	220,827
Divided by: tangible assets	1,949,453	1,998,419
Tangible common equity to tangible assets	11.51%	11.05%

Adjusted allowance for loan losses
Allowance for loan losses	$10,749	$10,591
Plus: acquisition accounting net FMV adjustments to acquired loans	49,633	53,719
Adjusted allowance for loan losses	$60,382	$64,310
Divided by: total loans (excluding LHFS)	1,329,749	1,356,707
Adjusted allowance for loan losses to total loans	4.54%	4.74%

	Three months ended
	March 31,	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net interest margin excluding accelerated mark accretion
Net interest income	$17,736	$11,719
Less: accelerated mark accretion	-	(1,469)
Net interest income excluding accelerated mark accretion	17,736	10,250
Divided by: average earning assets	1,732,365	1,013,760
Multiplied by: annualization factor	4.06	4.02
Net interest margin excluding accelerated mark accretion	4.15%	4.07%

Adjusted noninterest expense
Noninterest expense	$16,031	$11,003
Less: merger-related expenses	(836)	(930)
Noninterest expense excluding merger-related expenses	$15,195	$10,073

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements and accompanying notes (the “2012 Audited Financial Statements”) included in the 2012 Form 10-K. While all of these policies are important to understanding our financial statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Purchased Credit-Impaired Loans. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. Purchased credit-impaired (“PCI”) loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. We estimated the cash flows expected to be collected at acquisition using specific credit review of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which incorporated our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.

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

In addition, subsequent to acquisition, we periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. In the current economic environment, estimates of cash flows for PCI loans require significant judgment given the impact of home price and property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Significant increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portions related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any segment. Additional information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans and Allowance for Loan Losses to the 2012 Audited Financial Statements, and Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

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

As of March 31, 2013 and December 31, 2012, we had a net DTA in the amount of approximately $40.8 million and $42.6 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, including the continued improvement in earnings, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we consider it appropriate not to establish a DTA valuation allowance at either March 31, 2013 or December 31, 2012.

Additional information regarding our income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 8 —Income Taxes to the Unaudited Financial Statements.

Financial Condition at March 31, 2013 and December 31, 2012

Total assets of $1.98 billion at March 31, 2013 were flat compared to total assets of $2.03 billion at December 31, 2012. During the three months, cash, interest-earning balances and Federal funds sold decreased $61.9 million, or 34%, loans decreased $27.0 million, or 2%, and non-marketable equity securities decreased $1.5 million, or 20.3%, while investment securities available-for-sale increased $53.5 million, or 21.8%. Approximately $52.0 million of these decreases resulted from the redeployment of funds into the securities portfolio, which totaled $305.0 million at March 31, 2013, and approximately $9.9 million was utilized to reduce higher-priced deposits.

Total liabilities of $1.7 billion at March 31, 2013 were relatively unchanged compared to $1.8 billion at December 31, 2012. Total deposits decreased $37.2 million, or 2.3% and total borrowings decreased $14.7 million, or 14.4%, during the first three months of 2013.  Total borrowings included $6.9 million in Tier 2-eligible subordinated debt at March 31, 2013 and December 31, 2012, and $14.8 million and $14.7 million of Tier 1-eligible subordinated debt (after acquisition accounting fair market value adjustments) at March 31, 2013 and December 31, 2012, respectively.

Total shareholders’ equity increased $3.3 million, or 1.2%, during the first three months to $279.0 million at March 31, 2013. This increase resulted from net income for the three months ended March 31, 2013 of $3.2 million, $525 thousand of share-based compensation expense and exercise of stock options offset by a $432 thousand decrease in accumulated other comprehensive income from unrealized securities gains and $51 thousand of preferred stock dividends.

The following table presents selected ratios for the Company for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012:

Selected Ratios

	Three months ended		Twelve months
	March 31,		ended
	(annualized)		December 31,
	2013	2012	2012
Return on Average Assets	0.65%	0.61%	0.32%

Return on Average Equity	4.64%	3.60%	1.99%

Period End Equity to Total Assets	14.06%	17.05%	13.56%

Investments and Other Interest-earning Assets

Investment securities increased $53.5 million, or 21.8%, to $299.1 million at March 31, 2013, from $245.6 million at December 31, 2012. Purchases of investment securities available-for-sale were $66.7 million for the three months ended March 31, 2013.  Proceeds from the sales, calls, and maturities of investment securities available-for-sale totaled $12.8 million for the three months ended March 31, 2013. Our investment portfolio consists of U.S. government agency securities, small business administration pools, residential agency mortgage-backed securities, collateralized agency mortgage-backed securities, municipal securities and other debt instruments. At March 31, 2013, our investment portfolio had a net unrealized gain of $4.3 million compared to a $5.1 million net unrealized gain at December 31, 2012.  There were no securities with an unrealized loss deemed to be other than temporary at March 31, 2013 or December 31, 2012.

At March 31, 2013, we had $51.2 million in federal funds sold, $51.8 million in deposits with the Federal Reserve Bank and $0.1 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $46.0 in federal funds sold, $89.7 million in deposits with the Federal Reserve Bank and $11.7 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2012.

Loans

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

All residential AC&D loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an acquisition, construction, and development (“AC&D”) loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused in 1 – 4 family residential construction for pre-sold homes.  Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans improved in 2012 due to increasing new home sales in our primary markets. As of March 31, 2013, approximately 7% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $157 million as of March 31, 2013, of which approximately 74% is secured by second mortgages and approximately 26% is secured by first mortgages.

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

At March 31, 2013, total loans, net of deferred fees, decreased $27.0 million compared to December 31, 2012. This decline was driven by a $40 million decline in the legacy Citizens South loan portfolio offset by organic growth of $13 million. The composition of the portfolio remained unchanged from December 31, 2012 with commercial loans representing 69% of the total loan portfolio and consumer loans representing 31% of the total loan portfolio at March 31, 2013.

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

The following table provides a breakdown of the components of our allowance for loan losses by loan segment and its contribution to the allowance at March 31, 2013:

Allowance Allocation by Component

	Specific Reserve			Quantitative Reserve			Qualitative Reserve			PCI Reserve
	$		% of Total Allowance	$		% of Total Allowance	$		% of Total Allowance	$		% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial		$767	7.14%		$805	7.49%		$105	0.98%		$-	0.00%
CRE - owner-occupied		-	0.00%		272	2.53%		50	0.47%		-	0.00%
CRE - investor income producing		190	1.77%		918	8.54%		127	1.18%		-	0.00%
AC&D		-	0.00%		3,730	34.70%		486	4.52%		385	3.58%
Other commercial		-	0.00%		5	0.05%		1	0.01%		-	0.00%
Consumer:
Residential mortgage		247	2.30%		70	0.65%		33	0.31%		318	2.96%
Home equity lines of credit		433	4.03%		818	7.61%		189	1.76%		3	0.03%
Residential construction		-	0.00%		388	3.61%		62	0.58%		245	2.28%
Other loans to individuals		-	0.00%		59	0.55%		7	0.07%		36	0.33%
		$1,637	15.23%		$7,065	65.73%		$1,060	9.86%		$987	9.18%

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The ratio of the allowance for loan losses to total loans was 0.81% and 0.78% at March 31, 2013 and December 31, 2012, respectively. The increase resulted from higher specific reserves and additional PCI impairment in the first quarter of 2013. In accordance with GAAP, loans acquired from both Community Capital and Citizens South were adjusted to reflect estimated fair market value at consummation and the associated allowance for loan losses was eliminated. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 4.54% at March 31, 2013 and 4.73% at December 31, 2012. Adjusted allowance for loan losses to loans is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels.  These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material.  Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses.  At March 31, 2013 and December 31, 2012, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing TDRs, accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, totaled $38.4 million at March 31, 2013 compared to $42.9 million at December 31, 2012. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $0.7 million, or 4%, to $17.1 million, or 1.29% of total loans and OREO at March 31, 2013, compared to $17.8 million, or 1.31% of total loans at December 31, 2012.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $0.6 million, or 6%, in the first quarter of 2013 from $10.4 million at December 31, 2012. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At March 31, 2013, nonaccrual TDR loans were $1.8 million and had no recorded allowance. At December 31, 2012, nonaccrual TDR loans were $2.8 million and had no recorded allowance. Accruing TDRs totaled $7.4 million at both March 31, 2013 and December 31, 2012.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and selected other loans as deemed appropriate. At March 31, 2013, we maintained “watch loans” totaling $38.7 million compared to $44.4 million at December 31, 2012. Approximately $6 million and $9 million of the watch loans at March 31, 2013 and December 31, 2012, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

At March 31, 2013, OREO totaled $21.3 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $7.7 million of OREO covered under FDIC loss share agreements assumed by the Bank in connection with the Citizens South merger.  At December 31, 2012, OREO totaled $25.1 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $6.6 million of OREO covered under the FDIC loss share agreements.

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

Total deposits at March 31, 2013 were $1.59 billion, a decrease of $37.2 million, or 2.3%, from December 31, 2012. Noninterest bearing demand deposits increased $13.4 million, or 5.5%, and represented 16% of total deposits at March 31, 2013. Money market, NOW and savings deposits decreased $25.3 million, or 3.3%, primarily as a result of a decrease in rates paid to depositors during the first quarter of 2013.  Non-brokered time deposits decreased $18.1 million, or 3.5%.  Finally, brokered deposits decreased $7.2 million, or 6.5%.  The decreases in time deposits are due to normal runoff as well as management’s decision to keep rates unchanged in an effort to de-lever as a result of increased liquidity during the quarter. The following is a summary of deposits at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31,	December 31,
	2013	2012
Noninterest bearing demand deposits	$256,931	$243,495
Interest-bearing demand deposits	290,913	323,037
Money market deposits	393,201	388,809
Savings	49,379	46,917
Brokered deposits	103,829	111,049
Time deposits	500,568	518,697
Total deposits	$1,594,821	$1,632,004

Total borrowings decreased $14.7 million, or 14.4%, to $87.1 million at March 31, 2013 compared to $101.7 million at December 31, 2012. Total borrowings at December 31, 2012 included $15.0 million of short-term FHLB advances used for year-end liquidity needs. These borrowings were repaid in January 2013. Borrowings at March 31, 2013 include $14.8 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt and $6.9 million of Tier 2-eligible subordinated debt.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three months ended March 31, 2013 and 2012:

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2013	2012	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Gross interest income	$19,323	$13,397	$5,926	44.2%
Gross interest expense	1,587	1,678	(91)	-5.4%
Net interest income	17,736	11,719	6,017	51.3%

Provision for loan losses	309	123	186	151.2%

Noninterest income	3,568	1,955	1,613	82.5%
Noninterest expense	16,031	11,003	5,028	45.7%
Net income before taxes	4,964	2,548	2,416	94.8%

Income tax expense	1,724	825	899	109.0%

Net income	3,240	1,723	1,517	88.0%

Preferred dividends	51	-	51	100.0%

Net income to common shareholders	$3,189	$1,723	$1,466	85.1%

Net Income . Net income for the three months ended March 31, 2013 was $3.2 million compared to $1.7 million for the three months ended March 31, 2012.  The increase in net income was the result of increased earning assets, higher net interest margin and higher noninterest income associated with the merger with Citizens South, combined with continued organic growth.

Annualized return on average assets improved during the three-month period ended March 31, 2013 to 0.65% from 0.61% for the same period in 2012. Annualized return on average equity also improved to 4.64% during the three-month period ended March 31, 2013 from 3.60% for the three-month period ended March 31, 2012.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $17.7 million for the three-month period ended March 31, 2013 from $11.7 million for the three months ended March 31, 2012 driven by the merger with Citizens South.

Net interest income for the three-month period ended March 31, 2012 also includes $1.5 million of accelerated accretion from credit and interest rate marks, respectively, associated with acquisition accounting adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. This accelerated accretion, which was not anticipated, resulted from a combination of (i) borrowers repaying loans faster than required by their contractual terms; and (ii) customer-driven restructuring related to loan rates and/or terms which effectively result in a new loan under the contractual cash flow method of accounting. In both instances, the remaining acquisition accounting fair value marks associated with the loan are fully accreted into interest income. Our adjusted net interest margin, which excludes the accelerated accretion discussed above, for March 31, 2012, was 4.07%, for the three-month period ended March 31, 2012. Adjusted net interest margin is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above. There was no such acceleration or adjustment in the first quarter of 2013.

Total average interest-earning assets increased by $718.6 million, or 71%, to $1.7 billion for the three months ended March 31, 2013 from $1.0 billion for the same period in the previous year. This increase was driven primarily by the addition of Citizens South assets following the merger on October 1, 2012.

Average balances of total interest-bearing liabilities increased in the three-month period ended March 31, 2013, with average total interest-bearing deposit balances increasing by $647.9 million, or 91.7%, to $1.4 billion from $706.2 million for the same period in 2012. Average core deposits, which exclude brokered deposits, increased $685.7 million, or 122.24%, during the three-month period ended March 31, 2013 from the corresponding period in 2012. The increase is primarily a result of the addition of Citizens South deposits.  Average brokered deposits for the three months ended March 31, 2013 decreased by $37.9 million from the corresponding period in 2012, as management elected not to renew maturing certificates in an effort to reduce reliance on brokered deposits. Average other borrowings increased $15.9 million, or 107.0%, for the three-month period ended March 31, 2013 compared to the comparable period in 2012.  The increase is due to the addition of $8.8 million in Tier 1-eligible subordinated debt and $7.7 in other short term borrowings that were acquired through the merger with Citizens South.

Our net interest margin decreased from 4.65% in the three-month period ended March 31, 2012 to 4.15% in the corresponding period in 2013. The decrease in net interest margin reflects the accretion from credit and interest rate marks associated with acquisition accounting adjustments and reduced funding costs due, primarily, to lower pricing on interest bearing deposits.

The following tables summarize net interest income and average yields and rates paid for the periods indicated (dollars in thousands):

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,346,603	$18,140	5.46%	$746,433	$12,110	6.53%
Federal funds sold	46,081	17	0.15%	13,116	8	0.25%
Taxable investment securities	244,899	866	1.41%	214,467	1,020	1.90%
Tax-exempt investment securities	17,896	190	4.25%	17,824	185	4.15%
Other interest-earning assets	76,886	110	0.58%	21,920	74	1.36%
Total interest-earning assets	1,732,365	19,323	4.52%	1,013,760	13,397	5.32%

Allowance for loan losses	(11,716)			(9,833)
Cash and due from banks	30,111			17,059
Premises and equipment	57,388			24,509
Other assets	169,996			86,677
Total assets	$1,978,144			$1,132,172

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$304,179	$90	0.12%	$78,573	$64	0.33%
Savings and money market	435,943	317	0.29%	246,724	262	0.43%
Time deposits - core	506,557	330	0.26%	235,657	423	0.72%
Time deposits - brokered	107,324	278	1.05%	145,251	398	1.10%
Total interest-bearing deposits	1,354,003	1,015	0.30%	706,205	1,147	0.65%
Federal Home Loan Bank advances	55,167	137	1.01%	58,297	161	1.11%
Other borrowings	30,774	435	5.73%	14,864	370	10.01%
Total borrowed funds	85,941	572	2.70%	73,161	531	2.92%
Total interest-bearing liabilities	1,439,944	1,587	0.45%	779,366	1,678	0.87%
Net interest rate spread		17,736	4.08%		11,719	4.45%

Noninterest-bearing demand deposits	240,263			145,724
Other liabilities	19,203			14,446
Shareholders' equity	278,734			192,636
Total liabilities and shareholders' equity	$1,978,144			$1,132,172
Net interest margin			4.15%			4.65%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields  include accretion from acquisition accounting adjustments associated with acquired loans.

Provision for Loan Losses. Our provision for loan losses increased $0.2 million, or 151.2%, to $0.3 million during the three months ended March 31, 2013, from $0.1 million during the corresponding period in 2012. Included in the loan loss provision for 2013 was net impairment charge of $436 thousand associated with PCI pools. We had $0.3 million in net recoveries, excluding charge-offs on PCI loans, during the three months ended March 31, 2013 compared to net charge-offs of $0.7 million during the corresponding period in 2012. Charge-offs on PCI loans were $415 thousand for loans which transferred to OREO. There were no charge-offs on PCI loans for the same period in 2012.

Noninterest Income. The following table presents components of noninterest income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Noninterest Income

	Three months ended
	March 31,
	2013	2012	Change
	(Unaudited)		$	%

Service charges on deposit accounts	$764	$314	$450	143.3%
Income from fiduciary activities	598	540	58	10.7%
Commissions and fees from investment brokerage	110	59	51	86.4%
Bankcard services income	598	228	370	162.3%
Mortgage banking income	968	461	507	110.0%
Income from bank-owned life insurance	381	259	122	47.1%
Other noninterest income	149	94	55	58.5%

Total noninterest income	$3,568	$1,955	$1,613	82.5%

Until 2011, noninterest income had not historically been a major component of our earnings. However, as a result of the mergers with Community Capital and Citizens South, noninterest income has become a key component of our earnings.  Noninterest income increased $1.6 million to $3.6 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012.  The increase includes (i) a $ 450 thousand increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; (ii) a $58 thousand increase in income from fiduciary activities associated with new asset management, investment brokerage and trust services; (iii) an increase of $370 thousand associated with expanded ATM and card services, and (iv) $507 thousand in gain on sale of loans associated with new mortgage brokerage activities.  In addition, income from bank-owned life insurance was $381thousand for the three months ended March 31, 2013, compared to $259 thousand for the three months ended March 31, 2012, primarily as a result of the bank-owned life insurance acquired from Citizens South.

Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $16.0 million for the three months ended March 31, 2013, an increase of 45.7% from $11.0 million for the corresponding period in 2012, primarily due to the inclusion of results from Citizens South.

Excluding merger-related expenses of $836 thousand and $930 thousand for the three-month periods ended March 31, 2013 and 2012, respectively, noninterest expense increased $5.1 million for the three months ended March 31, 2013.  Adjusted noninterest expenses, which excludes merger-related expenses, is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following table presents components of noninterest expense for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Noninterest Expense

	Three months ended
	March 31,
	2013	2012	Change
	(Unaudited)		$	%

Salaries and employee benefits	$8,778	$6,124	$2,654	43.3%
Occupancy and equipment	1,908	820	1,088	132.7%
Advertising and promotion	220	161	59	36.6%
Legal and professional fees	893	312	581	186.2%
Deposit charges and FDIC insurance	487	291	196	67.4%
Data processing and outside service fees	1,653	1,349	304	22.5%
Communication fees	432	232	200	86.2%
Core deposit intangible amortization	257	102	155	152.0%
Net cost of operation of other real estate owned	(428)	522	(950)	-182.0%
Loan and collection expense	326	244	82	33.6%
Postage and supplies	329	196	133	67.9%
Other tax expense	176	69	107	155.1%
Other noninterest expense	1,000	581	419	72.1%

Total noninterest expense	$16,031	$11,003	$5,028	45.7%

Salaries and employee benefits expenses increased $2.7 million, or 43.3%, to $8.8 million in the first quarter of 2013, compared to $6.1 million in the comparable period of 2012.  The increase is primarily due to the merger with Citizens South and the increase in number of employees.  Additionally, approximately $72 thousand was expensed during the quarter for severance packages.  Compensation expense for share-based compensation plans was $525 thousand in the first quarter of 2013 compared to $483 thousand in the comparable period of 2012.

Occupancy and equipment expenses increased $1.1 million, or 132.7%, to $1.9 million in the first quarter of 2013, compared to $820 thousand in the comparable period of 2012.  The increase is primarily due to the acquisition of property in connection with the merger with Citizens South.

Legal and professional fees increased $581 thousand, or 186.2%, to $893 thousand in the first quarter of 2013, compared to $312 thousand in the comparable period of 2012.  The increase is primarily due to fees associated with the mergers with Citizens South and Community Capital.  Included in the results for the first quarter of 2013 were $280 thousand in legal and professional fees related to merger integration as well as core systems integration.

We realized a net gain on operation of other real estate during the first quarter of 2013 of $428 thousand.  This represents a decrease of $950 thousand, or 182.0%, when compared to the comparable period of 2012.  We sold 80 properties in the first quarter of 2013 at a net gain of approximately $729 thousand compared to 19 properties in the first quarter of 2012 at a net loss of approximately $51 thousand.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended March 31, 2013, we recognized income tax expense of $1.7 million compared to an income tax expense of $0.8 million for the same period in 2012. The effective tax rate for the three months ended March 31, 2013 is 34.73% compared to 32.38% for the same period in 2012. The change in the effective tax rate was due to the amount of tax-exempt income and nondeductible merger-related expenses relative to the size of pre-tax income. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at March 31, 2013 was 21.7% compared to 22.0% at December 31, 2012. Both ratios exceeded our minimum internal target of 10%. In addition, at March 31, 2013, we had $266.1 million of credit available from the FHLB, $69.0 million from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At March 31, 2013, we had $262.6 million of pre-approved but unused lines of credit, $4.1 million of standby letters of credit and $4.7 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on March 31, 2013 was $279.0 million compared to the December 31, 2012 balance of $275.7 million. The $3.3 million increase was the result of net income for the three months ended March 31, 2013 of $3.2 million, $525 thousand of share-based compensation expense and exercise of stock options offset by a $432 thousand decrease in accumulated other comprehensive income from unrealized securities gains and $51 thousand of preferred stock dividends.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. Under current regulations, all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At March 31, 2013, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of Federal regulatory requirements.

			Regulatory Minimums
			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions
	March 31, 2013	December 31, 2012	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$223,307	$219,060
Tier 2 capital	17,644	17,611

Total capital	$240,951	$236,671

Risk-weighted assets	$1,436,350	$1,451,532

Average assets for Tier 1	$1,906,061	$1,947,156

Risk-based capital ratios
Tier 1 capital	15.55%	15.09%	4.00%	6.00%
Total capital	16.78%	16.30%	8.00%	10.00%
Tier 1 leverage ratio	11.72%	11.25%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$197,381	$193,018
Tier 2 capital	17,644	17,611

Total capital	$215,025	$210,629

Risk-weighted assets	$1,431,864	$1,446,233

Average assets for Tier 1	$1,882,549	$1,913,420

Risk-based capital ratios
Tier 1 capital	13.78%	13.35%	4.00%	6.00%
Total capital	15.02%	14.56%	8.00%	10.00%
Tier 1 leverage ratio	10.48%	10.09%	4.00%	5.00%

The Bank has committed to its regulators to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the Bank’s public offering, which occurred in August 2010.

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

Information about our off-balance sheet risk exposure is presented in Note 16 of the 2012 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we were not involved in any unconsolidated SPE transactions.

Impact of Inflation and Changing Prices

As a financial institution, we have an asset and liability make-up that is distinctly different from that of an entity with substantial investments in plant and inventory because the major portions of a commercial bank’s assets are monetary in nature. As a result, our performance may be significantly influenced by changes in interest rates. Although the banking industry and we are more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

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

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 30.0% over the next twelve months. We currently operate well within these guidelines. However, the current interest rate environment creates an unusual scenario; specifically, our earnings may be negatively impacted by either a significant increase or decrease in short-term interest rates. As of March 31, 2013, based on the results of this simulation model, we could expect net interest income to decrease by approximately 3.6% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. This decrease results from our cost of interest-bearing liabilities, which was 0.45% for the three months ended March 31, 2013, being unable to fully benefit from a 300 basis point decline in rates, while our yield on interest-earning assets, which was 4.52% for the period, could suffer from the full decline. Concurrently, if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 5.1% over twelve months given that we are currently in a slight liability-sensitive position. As of December 31, 2012, we expected net interest income to decrease by approximately 3% over twelve months if short-term interest rates immediately decreased by 300 basis points, which was unlikely based on the rate levels at that time. Conversely, if short term interest rates increased by 300 basis points, net interest income was expected to decrease by approximately 3% over twelve months.

As of March 31, 2013, we maintained four loan swaps accounted for as fair value hedges. The aggregate original notional amount of these swaps was $10.6 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(382) thousand and $(453) thousand at March 31, 2013 and December 31, 2012, respectively. We recorded interest expense on these loan swaps of $0.1 million in each of the three month periods ended March 31, 2013 and 2012.

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

See Note 17 – Derivative Financial Instruments and Hedging Activities of the 2012 Audited Financial Statements and Note 12 – Derivative Financial Instruments and Hedging Activities of the Unaudited Financial Statements for further discussion on our derivative financial instruments and hedging activities.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At March 31, 2013, our cumulative one year gap was $(87.9) million, or –4.4% of total assets, indicating a net liability-sensitive position. Our cumulative one year gap at December 31, 2012 was $(10.0) million, or -0.5% of total assets.

The following table reflects our rate sensitive assets and liabilities by maturity as of March 31, 2013. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within Three Months	Three Months to One Year	One Year to Five Years	After Five Years	Total
	(Dollars in thousands)
At March 31, 2013:
Interest-earning assets:
Interest-bearing deposits	$51,861	$-	$-	$-	$51,861
Federal funds sold	51,155	-	-	-	51,155
Securities	24,770	37,117	117,839	125,260	304,986
Loans and loans held for sale	508,449	232,735	500,352	99,872	1,341,408
Total interest-earning assets	636,235	269,852	618,191	225,132	1,749,410

Interest-bearing liabilities:
Demand deposits	58,183	-	132,989	99,740	290,912
MMDA and savings	442,580	-	-	-	442,580
Time deposits	117,671	321,582	160,093	5,052	604,398
Short term borrowings	10,368	-	-	-	10,368
Long term borrowings	49,797	-	20,000	6,895	76,692
Total interest-bearing liabilities	678,599	321,582	313,082	111,687	1,424,950
Derivatives	6,150	-	(6,150)	-	-
Interest sensitivity gap	$(36,214)	$(51,730)	$298,959	$113,445	$324,460
Cumulative interest sensitivity gap	$(36,214)	$(87,944)	$211,015	$324,460
Percentage of total assets		-4.43%

At December 31, 2012:
Interest-earning assets:
Interest-bearing deposits	$101,431	$-	$-	$-	$101,431
Federal funds sold	45,995	-	-	-	45,995
Securities	19,608	31,765	97,089	104,531	252,993
Loans and loans held for sale	519,789	268,764	492,638	89,663	1,370,854
Total interest-earning assets	686,823	300,529	589,727	194,194	1,771,273

Interest-bearing liabilities:
Demand deposits	53,274	-	121,769	146,842	321,885
MMDA and savings	437,951	-	-	-	437,951
Time deposits	152,722	284,894	190,408	649	628,673
Short term borrowings	10,143	-	-	-	10,143
Long term borrowings	64,678	-	20,000	6,895	91,573
Total interest-bearing liabilities	718,768	284,894	332,177	154,386	1,490,225
Derivatives	10,415	(4,265)	(6,150)	-	-
Interest sensitivity gap	$(21,530)	$11,370	$251,400	$39,808	$281,048
Cumulative interest sensitivity gap	$(21,530)	$(10,160)	$241,240	$281,048

Percentage of total assets		-0.50%

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended March 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Repurchases from January 1, 2013 through January 31, 2013	-	$-	-	2,197,000

Repurchases from February 1, 2013 through February 28, 2013	-	-	-	2,197,000

Repurchases from March 1, 2013 through March 31, 2013	-	-	-	2,197,000

Total	-	$-	-	2,197,000

(1)	On November 2, 2012, we announced a program which expires on December 31, 2014 to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

During the three months ended March 31, 2013, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective January 1, 2013, the Company, acting through the Bank, adopted the Park Sterling Bank Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan provides certain employees and directors the ability to defer base salary and bonus compensation (or, in the case of directors, Board fees). Amounts deferred under the Deferred Compensation Plan are credited with interest at the Wall Street Journal prime rate, with a floor of at least 0.50% interest. Participants in the Deferred Compensation Plan may elect to receive distributions of their deferrals at a specified date during their employment or upon termination of employment. Distributions are also made upon a participant’s death or disability or due to a participant’s unexpected hardship or a change in control of the Bank.

Item 6. Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed November 9, 2012

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

10.1	Park Sterling Bank Deferred Compensation Plan

10.2	Form of Non-Employee Director Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan

10.3	Form of Employee Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: May 10, 2013	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: May 10, 2013	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed November 9, 2012

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

10.1	Park Sterling Bank Deferred Compensation Plan

10.2	Form of Non-Employee Director Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan

10.3	Form of Employee Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934