Form 10-Q
period 2013-06-30
Park Sterling Corp
filed 2013-08-08
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 7, 2013, the registrant had outstanding 44,714,734 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2013	December 31, 2012 *

ASSETS

Cash and due from banks	$11,746	$36,716
Interest-earning balances at banks	100,469	101,431
Federal funds sold	495	45,995
Investment securities available-for-sale, at fair value	329,720	245,571
Nonmarketable equity securities	5,905	7,422
Loans held for sale	10,985	14,147
Loans:
Non-covered	1,219,513	1,254,954
Covered	85,146	101,753
Less allowance for loan losses	(10,847)	(10,591)
Net loans	1,293,812	1,346,116

Premises and equipment, net	56,929	57,222
Bank-owned life insurance	47,019	46,133
Deferred tax asset	42,298	42,629
Other real estate owned (covered of $6,542 and $6,646, respectively; and non-covered of $9,741 and $18,427, respectively)	16,283	25,073
Goodwill	24,717	24,717
FDIC indemnification asset	14,848	18,697
Core deposit intangible	9,143	9,658
Accrued interest receivable	3,961	3,821
Other assets	4,593	7,446
Total assets	$1,972,923	$2,032,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$265,246	$243,495
Interest-bearing	1,327,859	1,388,509
Total deposits	1,593,105	1,632,004

Short-term borrowings	2,176	10,143
FHLB advances	55,000	70,000
Subordinated debt	21,812	21,573
Accrued interest payable	449	516
Accrued expenses and other liabilities	23,324	22,856
Total liabilities	1,695,866	1,757,092

Shareholders' equity:
Preferred stock, no par value
5,000,000 shares authorized; 20,500 issued and outstanding at June 30, 2013 and December 31, 2012	20,500	20,500
Common stock, $1.00 par value 200,000,000 shares authorized; 44,700,805 and 44,575,853 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	44,701	44,576
Additional paid-in capital	221,935	220,996
Accumulated deficit	(6,869)	(13,568)
Accumulated other comprehensive income (loss)	(3,210)	3,198
Total shareholders' equity	277,057	275,702

Total liabilities and shareholders' equity	$1,972,923	$2,032,794

     *Derived from audited financial statements.

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest income
Loans, including fees	$18,805	$10,416	$36,945	$22,526
Federal funds sold	7	15	24	23
Taxable investment securities	1,068	969	1,934	1,989
Tax-exempt investment securities	195	186	385	371
Nonmarketable equity securities	25	28	73	92
Interest on deposits at banks	44	28	106	38
Total interest income	20,144	11,642	39,467	25,039

Interest expense
Money market, NOW and savings deposits	379	333	786	659
Time deposits	527	720	1,135	1,541
Short-term borrowings	1	-	7	3
FHLB advances	137	148	274	309
Subordinated debt	429	341	858	708
Total interest expense	1,473	1,542	3,060	3,220
Net interest income	18,671	10,100	36,407	21,819

Provision for loan losses	75	899	384	1,022
Net interest income after provision for loan losses	18,596	9,201	36,023	20,797

Noninterest income
Service charges on deposit accounts	616	299	1,380	613
Income from fiduciary activities	731	661	1,439	1,260
Gain on sale of securities available for sale	104	489	104	489
Bankcard services income	830	223	1,428	451
Mortgage banking income	977	540	1,945	1,001
Income from bank-owned life insurance	528	260	909	519
Other noninterest income	320	91	469	185
Total noninterest income	4,106	2,563	7,674	4,518

Noninterest expense
Salaries and employee benefits	8,800	5,871	17,578	11,995
Occupancy and equipment	1,980	910	3,888	1,730
Advertising and promotion	150	108	370	269
Legal and professional fees	861	614	1,754	926
Deposit charges and FDIC insurance	409	250	896	541
Data processing and outside service fees	1,640	696	3,293	2,045
Communication fees	448	196	880	428
Core deposit intangible amortization	257	102	514	204
Net cost (earnings) of operation of other real estate owned	(36)	809	(464)	1,331
Loan and collection expense	679	295	1,005	539
Postage and supplies	298	124	627	320
Other tax expense	127	70	303	139
Other noninterest expense	1,309	790	2,309	1,371
Total noninterest expense	16,922	10,835	32,953	21,838

Income before income taxes	5,780	929	10,744	3,477

Income tax expense	1,968	251	3,692	1,076
Net income	3,812	678	7,052	2,401

Preferred dividends	302	-	353	-
Net income to common shareholders	$3,510	$678	$6,699	$2,401
Basic earnings per common share	$0.08	$0.02	$0.15	$0.07
Diluted earnings per common share	$0.08	$0.02	$0.15	$0.07

Weighted-average common shares outstanding
Basic	44,143,301	32,120,367	44,078,262	32,097,867
Diluted	44,204,581	32,120,402	44,137,495	32,097,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$3,812	$678	$7,052	$2,401

Unrealized holding gains (losses) on available-for-sale securities	(9,299)	749	(10,117)	1,593
Income tax effect	3,378	(219)	3,764	(525)
Reclassification of gains recognized in net income, reported as gain on sale of securities available for sale on the condensed consolidated statement of income	(104)	(489)	(104)	(489)
Income tax effect	49	143	49	161
Total other comprehensive income (loss)	(5,976)	184	(6,408)	740
Total comprehensive income	$(2,164)	$862	$644	$3,141

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2013 and 2012

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2011	-	$-	32,643,627	$32,644	$172,390	$(17,860)	$2,880	$190,054

Issuance of restricted stock grants	-	-	63,000	63	(63)	-	-	-

Share-based compensation expense	-	-	-	-	991	-	-	991

Comprehensive income:
Net income	-	-	-	-	-	2,401	-	2,401

Unrealized holding gains on available-for-sale securities, net of taxes	-	-	-	-	-	-	740	740

Balance at June 30, 2012	-	$-	32,706,627	$32,707	$173,318	$(15,459)	$3,620	$194,186

Balance at December 31, 2012	20,500	$20,500	44,575,853	$44,576	$220,996	$(13,568)	$3,198	$275,702

Issuance of restricted stock grants	-	-	141,500	142	(142)	-	-	-

Forfeitures of restricted stock grants	-	-	(16,860)	(17)	17	-	-	-

Exercise of stock options	-	-	312	-	1	-	-	1

Share-based compensation expense	-	-	-	-	1,063	-	-	1,063

Dividends on preferred stock	-	-	-	-	-	(353)	-	(353)

Comprehensive income:
Net income	-	-	-	-	-	7,052	-	7,052

Unrealized holding losses on available-for-sale securities, net of taxes	-	-	-	-	-	-	(6,408)	(6,408)

Balance at June 30, 2013	20,500	$20,500	44,700,805	$44,701	$221,935	$(6,869)	$(3,210)	$277,057

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$7,052	$2,401
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(4,639)	(3,692)
Net (accretion) amortization on investments	358	(129)
Other depreciation and amortization	3,890	865
Provision for loan losses	384	1,022
Share-based compensation expense	1,063	991
Deferred income taxes	4,144	926
Amortization of FDIC indemnification asset	38	-
Net gains on sales of investment securities available-for-sale	(104)	(489)
Net gains on sales of loans held for sale	(1,218)	(429)
Net (gains) losses on sales of premises and equipment	(16)	9
Net gains on sales of other real estate owned	(1,335)	(159)
Writedowns on other real estate owned	1,012	1,042
Income from bank-owned life insurance	(909)	(519)
Proceeds from loans held for sale	64,578	30,580
Disbursements for loans held for sale	(60,198)	(29,228)
Change in assets and liabilities:
Increase in FDIC indemnification asset	(1,425)	-
(Increase) decrease in accrued interest receivable	(140)	659
Decrease in other assets	2,877	2,284
Decrease in accrued interest payable	(67)	(1,308)
Increase in accrued expenses and other liabilities	707	763
Net cash provided by operating activities	16,052	5,589

Cash flows from investing activities
Net decrease in loans	50,567	41,840
Purchases of premises and equipment	(1,403)	(777)
Proceeds from sales of premises and equipment	50	4
Purchases of investment securities available-for-sale	(143,634)	(51,719)
Proceeds from sales of investment securities available-for-sale	22,815	22,537
Proceeds from maturities and call of investment securities available-for-sale	26,195	18,829
FDIC reimbursement of recoverable covered asset losses	5,236	-
Proceeds from sale of other real estate owned	13,392	4,954
Net redemptions of nonmarketable equity securities	1,517	3,040
Net cash provided (used) by investing activities	(25,265)	38,708

Cash flows from financing activities
Net decrease in deposits	(38,899)	(4,603)
Advances (repayments) of long-term borrowings	(15,000)	15,000
Decrease in short-term borrowings	(7,967)	(8,087)
Payment of preferred dividends	(353)	-
Net cash provided (used) by financing activities	(62,219)	2,310

Net increase (decrease) in cash and cash equivalents	(71,432)	46,607

Cash and cash equivalents, beginning	184,142	28,541

Cash and cash equivalents, ending	$112,710	$75,148

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,127	$2,850
Cash paid for income taxes	37	60

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$(6,408)	$740
Loans transferred to other real estate owned	4,279	6,178

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1   -  Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At June 30, 2013 and December 31, 2012, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2013 and December 31, 2012, and the results of its operations and cash flows for the three- and six-months ended June 30, 2013 and 2012. Operating results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

Note 2   - Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of income or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company has adopted this standard and the required disclosures are presented in the condensed consolidated financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3  - Business Combinations

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

The assets and liabilities assumed from Citizens South were recorded at their fair value as of the closing date of the merger. Goodwill of $22.5 million was initially recorded at the time of acquisition. As a result of refinements to the fair value mark on loans, bank-owned life insurance, other real estate owned (“OREO”), the FDIC indemnification asset and other assets, goodwill as indicated below is $1.6 million greater than the goodwill estimated in the Company’s 2012 audited consolidated financial statements. Goodwill as of December 31, 2012 has been retrospectively adjusted. The following table summarizes the consideration paid by the Company in the merger with Citizens South and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As Recorded by Citizens South	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$24,283
Common shares issued (11,857,226 shares)			58,575
Fair value of noncontrolling interest			20,500

Fair Value of Total Consideration Transferred			$103,358

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$48,661	$(82)	$48,743
Securities	88,068	2,275	90,343
Nonmarketable equity securities	5,390	-	5,390
Loans held for sale	1,695	-	1,695
Loans, net of allowance	694,016	(12,340)	681,676
Premises and equipment	25,443	4,326	29,769
Core deposit intangibles	1,032	5,168	6,200
Other real estate owned	18,957	(3,169)	15,788
Bank owned life insurance	18,879	(79)	18,800
Deferred tax asset	3,560	875	4,435
FDIC indemnification asset	20,652	1,846	22,498
Other assets	4,338	(320)	4,018

Total assets acquired	$930,691	$(1,500)	$929,355

Deposits	$826,134	$2,166	$828,300
Short term borrowings	7,678	-	7,678
Junior subordinated debt	15,464	(6,627)	8,837
Other liabilities	418	4,859	5,277

Total liabilities assumed	$849,694	$398	$850,092

Total identifiable assets	$80,997	$(1,898)	$79,263

Goodwill resulting from acquisition			$24,095

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at June 30, 2013 and December 31, 2012 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2013
Securities available-for-sale:
U.S. Government agencies	$516	$51	$-	$567
Municipal securities	16,083	879	-	16,962
Residential agency mortgage-backed securities	96,662	1,051	(466)	97,247
Commercial mortgage-backed securities	65,163	-	(4,293)	60,870
All other debt securities	156,397	579	(2,901)	154,075
Total investment securities	$334,822	$2,559	$(7,660)	$329,720

December 31, 2012
Securities available-for-sale:
U.S. Government agencies	$518	$65	$-	$583
Municipal securities	16,258	1,727	-	17,986
Residential agency mortgage-backed securities	156,492	3,188	(567)	159,113
Commercial mortgage-backed securities	-	-	-	-
All other debt securities	67,181	1,017	(309)	67,889
Total investment securities	$240,450	$5,997	$(876)	$245,571

At June 30, 2013 and December 31, 2012, investment securities with a fair market value of $95.6 million and $102.5 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

The amortized cost and fair value of investment securities available-for-sale at June 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential mortgage-backed securities are backed by an agency of the U.S. government. None of our residential mortgage-backed securities are private label securities.

At June 30, 2013, commercial mortgage-backed securities include $55.2 million of delegated underwriting and servicing (DUS) bonds collateralized by multi-family properties and backed by an agency of the U.S. Government, and $10.0 million of private-label securities collateralized by commercial properties. There were commercial mortgage-backed holdings in securities available-for-sale at December 31, 2012.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of Investment Portfolio

	June 30, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agencies
Due after one year through five years	$516	$567
Municipal securities
Due under one year	700	710
Due after ten years	15,383	16,252
Residential agency mortgage-backed securities
Due after five years through ten years	19,233	19,260
Due after ten years	77,429	77,987
Commercial mortgage-backed securities
Due after five years through ten years	65,163	60,870
All other debt securities
Due after five years through ten years	8,316	8,192
Due after ten years	148,082	145,882
Total investment securities	$334,822	$329,720

Securities available-for-sale of $22.8 million were sold in the six months ended June 30, 2013 resulting in a gross gain of $0.01 million. During the six months ended June 30, 2012, the Company sold $22.5 million of securities available-for-sale, resulting in a gross gain of $0.5 million.

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at June 30, 2013 and December 31, 2012. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At June 30, 2013 and December 31, 2012, one corporate debt security has been in a continuous loss position for twelve months or more. This unrealized loss is due to market volatility and uncertainty since the security was purchased. Management believes that the unrealized losses are temporary and fully expects to collect all cash flows.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2013
Securities available-for-sale:
Residential agency mortgage-backed securities	$23,835	$(466)	$-	$-	$23,835	$(466)
Commercial mortgage-backed securities	60,870	(4,293)	-	-	60,870	(4,293)
All other debt securities	85,329	(2,810)	409	(91)	85,738	(2,901)

Total temporarily impaired securities	$170,034	$(7,569)	$409	$(91)	$170,443	$(7,660)

December 31, 2012
Securities available-for-sale:
Residential agency mortgage-backed securities	$40,041	$(567)	$-	$-	$40,041	$(567)
All other debt securities	30,931	(224)	415	(85)	31,346	(309)

Total temporarily impaired securities	$70,972	$(791)	$415	$(85)	$71,387	$(876)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investments in CSBC Statutory Trust I and Community Capital Corporation Statutory Trust I. These investments totaled $5.9 million at June 30, 2013 and $7.4 million December 31, 2012. Included in these amounts at June 30, 2013 and December 31, 2012 was $4.9 million and $6.3 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of June 30, 2013 and December 31, 2012. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At June 30, 2013 and December 31, 2012, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	June 30, 2013			December 31, 2012
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
	(dollars in thousands)
Commercial:
Commercial and industrial	$6,124	$118,649	$124,773	$7,323	$111,809	$119,132
Commercial real estate (CRE) - owner-occupied	39,958	234,085	274,043	44,925	254,491	299,416
CRE - investor income producing	71,470	297,086	368,556	85,959	285,998	371,957
Acquisition, construction and development (AC&D)	34,270	94,884	129,154	39,541	101,120	140,661
Other commercial	148	3,373	3,521	742	4,886	5,628
Total commercial loans	151,970	748,077	900,047	178,490	758,304	936,794

Consumer:
Residential mortgage	37,037	143,158	180,195	40,483	148,049	188,532
Home equity lines of credit (HELOC)	1,748	146,938	148,686	1,949	161,676	163,625
Residential construction	9,309	43,360	52,669	11,265	41,547	52,812
Other loans to individuals	1,521	21,375	22,896	2,095	13,458	15,553
Total consumer loans	49,615	354,831	404,446	55,792	364,730	420,522
Total loans	201,585	1,102,908	1,304,493	234,282	1,123,034	1,357,316
Deferred costs (fees)	-	166	166	-	(609)	(609)
Total loans, net of deferred costs (fees)	$201,585	$1,103,074	$1,304,659	$234,282	$1,122,425	$1,356,707

Included in the June 30, 2013 and December 31, 2012 loan totals is $85.1 million and $101.7 million, respectively, of covered loans pursuant to FDIC loss share agreements assumed by the Bank in connection with the Citizens South merger. At June 30, 2013, approximately $81.2 million is included in PCI loans and $3.9 million is included in all other loans. At December 31, 2012, $96.9 million is included in PCI loans and $4.8 million is included in all other loans.

At June 30, 2013 and December 31, 2012, the Company had sold participations in loans aggregating $8.1 million and $10.8 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does  for on-balance sheet instruments. Total loans sold with limited recourse in the six months ended June 30, 2013 were $63.5 million. Total loans sold with limited recourse in the six months ended June 30, 2012 were $42.5 million.

At June 30, 2013 and December 31, 2012, the carrying value of loans pledged as collateral on FHLB borrowings totaled $302.4 million and $144.2 million, respectively. At June 30, 2013 and December 31, 2012, the carrying value of loans pledged as collateral on the Federal Reserve Discount Window totaled $146.9 million and $83.1 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At June 30, 2013 and December 31, 2012, the Company had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan Losses - The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and June 30, 2012.

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total
For the three months ended June 30, 2013	(dollars in thousands)
Allowance for Loan Losses, excluding PCI:
Balance, beginning of period	$1,676	$322	$1,235	$4,218	$6	$349	$1,440	$450	$66	$9,762
Provision for loan losses	407	57	(101)	(687)	(2)	(101)	364	39	24	-
Charge-offs	(543)	(40)	(18)	(6)	-	(2)	(509)	(2)	(13)	(1,133)
Recoveries	45	4	303	405	-	21	16	31	9	834
Net charge-offs	(498)	(36)	285	399	-	19	(493)	29	(4)	(299)
Balance, end of period	$1,585	$343	$1,419	$3,930	$4	$267	$1,311	$518	$86	$9,463

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$385	$-	$318	$3	$245	$36	$987
PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	25	-	-	-	-	-	25
Net PCI impairment charge-offs	-	-	-	25	-	-	-	-	-	25

PCI provision for loan losses	216	-	1	35	-	76	-	44	-	372
Benefit attributable to FDIC loss share agreements	(104)	-	(1)	(192)	-	-	-	-	-	(297)
Total provision for loan losses charged to operations	112	-	-	(157)	-	76	-	44	-	75

Provision for loan losses recorded through FDIC loss share receivable	104	-	1	192	-	-	-	-	-	297
Balance, end of period	$216	$-	$1	$445	$-	$394	$3	$289	$36	$1,384

Total Allowance for Loan Losses	$1,801	$343	$1,420	$4,375	$4	$661	$1,314	$807	$122	$10,847

For the six months ended June 30, 2013
Allowance for Loan Losses, excluding PCI:
Balance, beginning of period	$849	$496	$1,102	$4,157	$8	$454	$1,463	$1,046	$49	$9,624
Provision for loan losses	1,201	(120)	105	(975)	(4)	(215)	398	(562)	45	(127)
Charge-offs	(556)	(40)	(221)	(6)	-	(4)	(591)	(2)	(29)	(1,449)
Recoveries	91	7	433	754	-	32	41	36	21	1,415
Net charge-offs	(465)	(33)	212	748	-	28	(550)	34	(8)	(34)
Balance, end of period	$1,585	$343	$1,419	$3,930	$4	$267	$1,311	$518	$86	$9,463

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$225	$-	$-	$542	$-	$200	$-	$-	$-	$967
PCI impairment charge-offs	-	-	(16)	(14)	(386)	-	-	-	-	(416)
PCI impairment recoveries	-	-	-	25	-	-	-	-	-	25
Net PCI impairment charge-offs	-	-	(16)	11	(386)	-	-	-	-	(391)

PCI provision for loan losses	(9)	-	17	(108)	386	194	3	289	36	808
Benefit attributable to FDIC loss share agreements	(104)	-	(1)	(192)	-	-	-	-	-	(297)
Total provision for loan losses charged to operations	(113)	-	16	(300)	386	194	3	289	36	511

Provision for loan losses recorded through FDIC loss share receivable	104	-	1	192	-	-	-	-	-	297
Balance, end of period	$216	$-	$1	$445	$-	$394	$3	$289	$36	$1,384

Total Allowance for Loan Losses	$1,801	$343	$1,420	$4,375	$4	$661	$1,314	$807	$122	$10,847

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

For the three months ended June 30, 2012	(dollars in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$980	$804	$1,872	$3,218	$18	$326	$1,717	$580	$41	$9,556
Provision for loan losses	420	(333)	(32)	310	(8)	310	(375)	354	(1)	645
PCI provision for loan losses	-	-	-	-	-	254	-	-	-	254
Charge-offs	(228)	(74)	(521)	(12)	-	(99)	-	(328)	-	(1,262)
Recoveries	8	-	7	194	-	1	28	-	-	238
Net charge-offs	(220)	(74)	(514)	182	-	(98)	28	(328)	-	(1,024)
Ending balance	$1,180	$397	$1,326	$3,710	$10	$792	$1,370	$606	$40	$9,431

For the six months ended June 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$10,154
Provision for loan losses	855	(277)	(205)	(91)	87	326	(391)	479	(15)	768
PCI provision for loan losses	-	-	-	-	-	254	-	-	-	254
Charge-offs	(397)	(74)	(575)	(357)	(94)	(99)	(165)	(328)	(1)	(2,090)
Recoveries	19	8	-	275	-	2	28	-	13	345
Net charge-offs	(378)	(66)	(575)	(82)	(94)	(97)	(137)	(328)	12	(1,745)
Ending balance	$1,180	$397	$1,326	$3,710	$10	$792	$1,370	$606	$40	$9,431

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at June 30, 2013 and December 31, 2012.

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

At June 30, 2013	(dollars in thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$321	$-	$203	$64	$-	$130	$261	$-	$-	$979
Collectively evaluated for impairment	1,264	343	1,216	3,866	4	137	1,050	518	86	8,484
	1,585	343	1,419	3,930	4	267	1,311	518	86	9,463
Purchased credit-impaired	216	-	1	445	-	394	3	289	36	1,384
Total	$1,801	$343	$1,420	$4,375	$4	$661	$1,314	$807	$122	$10,847

Recorded Investment in Loans:
Individually evaluated for impairment	$988	$1,949	$3,859	$2,575	$156	$3,367	$1,853	$-	$66	$14,813
Collectively evaluated for impairment	117,661	232,136	293,227	92,309	3,217	139,791	145,085	43,360	21,309	1,088,095
	118,649	234,085	297,086	94,884	3,373	143,158	146,938	43,360	21,375	1,102,908
Purchased credit-impaired	6,124	39,958	71,470	34,270	148	37,037	1,748	9,309	1,521	201,585
Total	$124,773	$274,043	$368,556	$129,154	$3,521	$180,195	$148,686	$52,669	$22,896	$1,304,493

At December 31, 2012
Allowance for Loan Losses:
Individually evaluated for impairment	$115	$-	$-	$-	$-	$249	$351	$-	$-	$715
Collectively evaluated for impairment	734	496	1,102	4,157	8	205	1,112	1,046	49	8,909
	849	496	1,102	4,157	8	454	1,463	1,046	49	9,624
Purchased credit-impaired	225	-	-	542	-	200	-	-	-	967
Total	$1,074	$496	$1,102	$4,699	$8	$654	$1,463	$1,046	$49	$10,591

Recorded Investment in Loans:
Individually evaluated for impairment	$607	$2,337	$4,243	$4,855	$168	$3,463	$1,925	$71	$73	$17,742
Collectively evaluated for impairment	111,202	252,154	281,755	96,265	4,718	144,586	159,751	41,476	13,385	1,105,292
	111,809	254,491	285,998	101,120	4,886	148,049	161,676	41,547	13,458	1,123,034
Purchased credit-impaired	7,323	44,925	85,959	39,541	742	40,483	1,949	11,265	2,095	234,282
Total	$119,132	$299,416	$371,957	$140,661	$5,628	$188,532	$163,625	$52,812	$15,553	$1,357,316

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s allowance for loan loss methodology includes four components, as described below:

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

Impaired loans with a balance less than or equal to $150 thousand are viewed in two groups: those which have experienced charge-offs and those recorded at legal balance. Those loans which have experienced charge-offs have no additional reserve applied unless specifically calculated at a point in time when the loan balance exceeded $150 thousand. Those loans recorded at their legal balance are based on a pooled probability of default and loss given default calculation.

2)          Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. During the fourth quarter of 2011, the Company introduced two enhancements to this component of the allowance. Management completed its previously disclosed project to collect and evaluate internal loan loss data and now incorporates the Company’s historical loss experience in this component. Previously, given the Company’s limited operating history, this component of the allowance for loan losses was based on the historical loss experience of comparable institutions. Second, the methodology now segregates loans by product type.

This component of the allowance for loan losses is based on the historical loss experience of the Company. This loss experience is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in that portfolio. The historical look back period is estimated by loan type and the Company applies the appropriate historical loss period which best reflects the inherent loss in the portfolio considering prevailing market conditions. A minimum reserve is utilized when the Company has insufficient internal loss history. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks. In determining the quantitative reserve component at June 30, 2013, management utilized the following look back periods:

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

i.	15 quarter – Commercial & industrial and AC&D
ii.	12 quarter – CRE-investor income producing, residential mortgage, and HELOCs
iii.	10 quarter – Residential construction
iv.	Minimum – CRE-owner-occupied, other commercial and other consumer

At December 31, 2012, management utilized the following look back periods:

i.	12 quarter – AC&D, residential mortgage and residential construction
ii.	8 quarter – Commercial & industrial, CRE-owner-occupied, CRE-investor income producing, and HELOCs
iii.	Minimum –Other commercial and other consumer

In all cases, except residential construction, the changes in look back periods are the result of sufficient build up in loss histories to support a longer period. The residential construction look back period was shortened in the first quarter of 2013 to better present the current estimate of risk and loss in the portfolio. In the second quarter of 2013, management extended the look back period in the residential construction portfolio to 10 quarters to continue to present an estimated risk and loss consistent with its expectations. These changes in methodology did not have a material impact on the estimated allowance at June 30, 2013.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

This analysis resulted in net impairment for the three- and six-months ended June 30, 2013 of $372 thousand and $808 thousand, respectively. Additionally, in both periods approximately $297 thousand is attributable to covered loans under FDIC loss share agreements. These covered loan impairments were a function of an increase in expected losses and as a result, the FDIC indemnification asset was increased. See Note 6 – FDIC Loss Share Agreements for further discussion. These impairments are spread among several pools and reporting segments. A full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three- and six-months ended June 30, 2013. There was a $254 thousand impairment of a residential mortgage pool that is reflected in the allowance by segment table above for the three and six months ended June 30, 2012.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At June 30, 2013 and December 31, 2012, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of June 30, 2013 and December 31, 2012, by loan class and by credit quality indicator.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of June 30, 2013
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$123,625	$268,761	$362,129	$120,421	$3,365	$878,301
Special mention	150	2,351	1,969	5,702	-	10,172
Classified	998	2,931	4,458	3,031	156	11,574
Total	$124,773	$274,043	$368,556	$129,154	$3,521	$900,047

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$176,406	$143,458	$52,323	$22,354	$394,541
Special mention	2,324	1,251	181	374	4,130
Classified	1,465	3,977	165	168	5,775
Total	$180,195	$148,686	$52,669	$22,896	$404,446

Total Loans					$1,304,493

	As of December 31, 2012
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$115,907	$292,418	$361,212	$126,167	$5,460	$901,164
Special mention	173	3,804	5,564	9,252	-	18,793
Classified	3,052	3,194	5,181	5,242	168	16,837
Total	$119,132	$299,416	$371,957	$140,661	$5,628	$936,794

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$185,686	$158,335	$52,612	$15,444	$412,077
Special mention	1,115	2,599	-	78	3,792
Classified	1,731	2,691	200	31	4,653
Total	$188,532	$163,625	$52,812	$15,553	$420,522

Total Loans					$1,357,316

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following table presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of June 30, 2013 and December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans

As of June 30, 2013	(dollars in thousands)
Commercial:
Commercial and industrial	$571	$124	$100	$6,124	$117,854	$124,773
CRE - owner-occupied	-	186	183	39,958	233,716	274,043
CRE - investor income producing	302	30	150	71,470	296,604	368,556
AC&D	291	-	563	34,270	94,030	129,154
Other commercial	-	-	-	148	3,373	3,521
Total commercial loans	1,164	340	996	151,970	745,577	900,047

Consumer:
Residential mortgage	1,298	151	625	37,037	141,084	180,195
Home equity lines of credit	561	1,262	755	1,748	144,360	148,686
Residential construction	54	139	42	9,309	43,125	52,669
Other loans to individuals	13	12	1	1,521	21,349	22,896
Total consumer loans	1,926	1,564	1,423	49,615	349,918	404,446
Total loans	$3,090	$1,904	$2,419	$201,585	$1,095,495	$1,304,493

As of December 31, 2012
Commercial:
Commercial and industrial	$1,316	$83	$230	$7,323	$110,180	$119,132
CRE - owner-occupied	48	1,903	113	44,925	252,427	299,416
CRE - investor income producing	224	27	366	85,959	285,381	371,957
AC&D	-	699	1,428	39,541	98,993	140,661
Other commercial	-	-	168	742	4,718	5,628
Total commercial loans	1,588	2,712	2,305	178,490	751,699	936,794

Consumer:
Residential mortgage	18	196	499	40,483	147,336	188,532
Home equity lines of credit	590	-	1,094	1,949	159,992	163,625
Residential construction	-	-	71	11,265	41,476	52,812
Other loans to individuals	36	4	-	2,095	13,418	15,553
Total consumer loans	644	200	1,664	55,792	362,222	420,522
Total loans	$2,232	$2,912	$3,969	$234,282	$1,113,921	$1,357,316

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three- and six-months ended June 30, 2013, the Company’s quarterly cash flow analyses indicated that net impairment of $372 thousand and $808 thousand was present in several of the Company’s PCI loan pools. This net impairment is spread among almost all the loan segments presented in the table above. As a result of changes in cash flows, increases and decreases, certain segments saw reversals of previously recognized impairment.

The following tables do not include information regarding impairment of the Company's PCI loans. At December 31, 2012, the Company’s quarterly cash flow analyses indicated that three of fourteen PCI loan pools were impaired. This analysis resulted in $225 thousand net impairment in a commercial pool, $542 thousand net impairment in an AC&D pool and $200 thousand net impairment of a residential mortgage pool at December 31, 2012. There was no impairment of PCI loans for the first quarter of 2012. For the three- and six-months ended June 30, 2012, the quarterly cash flow analysis indicated one of the Company’s PCI loan pools was deemed impaired. This pool has a current recorded investment of $3.0 million, a current unpaid principal balance of $3.2 million, and impairment of $254 thousand. Additionally, this pool had an average recorded investment of $1.0 million and $502 thousand for the three- and six-month periods ended June 30, 2012 and the Company recognized interest income of $14 thousand for both the three- and six-month periods ended June 30, 2012.

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at June 30, 2013 and December 31, 2012:

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
	(dollars in thousands)
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$213	$847	$-	$377	$1,170	$-
CRE - owner-occupied	1,949	3,233	-	2,337	2,675	-
CRE - investor income producing	180	3,553	-	4,243	4,424	-
AC&D	2,325	8,442	-	4,855	9,306	-
Other commercial	156	197	-	168	172	-
Total commercial loans	4,823	16,272	-	11,980	17,747	-
Consumer:
Residential mortgage	2,136	2,571	-	2,252	2,363	-
Home equity lines of credit	1,243	3,691	-	1,419	2,439	-
Residential construction	-	266	-	71	551	-
Other loans to individuals	63	94	-	73	75	-
Total consumer loans	3,442	6,622	-	3,815	5,428	-
Total impaired loans with no related allowance recorded	$8,265	$22,894	$-	$15,795	$23,175	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$775	$1,327	$321	$230	$230	$115
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	3,679	3,682	203	-	-	-
AC&D	250	250	64	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	4,704	5,259	588	230	230	115
Consumer:
Residential mortgage	1,231	1,293	130	1,211	1,250	249
Home equity lines of credit	610	651	261	506	707	351
Residential construction	-	-	-	-	-	-
Other loans to individuals	3	5	-	-	-	-
Total consumer loans	1,844	1,949	391	1,717	1,957	600
Total impaired loans with an allowance recorded	$6,548	$7,208	$979	$1,947	$2,187	$715

Total Impaired Loans:
Commercial:
Commercial and industrial	$988	$2,174	$321	$607	$1,400	$115
CRE - owner-occupied	1,949	3,233	-	2,337	2,675	-
CRE - investor income producing	3,859	7,235	203	4,243	4,424	-
AC&D	2,575	8,692	64	4,855	9,306	-
Other commercial	156	197	-	168	172	-
Total commercial loans	9,527	21,531	588	12,210	17,977	115
Consumer:
Residential mortgage	3,367	3,864	130	3,463	3,613	249
Home equity lines of credit	1,853	4,342	261	1,925	3,146	351
Residential construction	-	266	-	71	551	-
Other loans to individuals	66	99	-	73	75	-
Total consumer loans	5,286	8,571	391	5,532	7,385	600

Total impaired loans	$14,813	$30,102	$979	$17,742	$25,362	$715

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The average recorded investment and interest income recognized on impaired loans, by class, for the three and six months ended June 30, 2013 and June 30, 2012 is shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$297	$-	$1,125	$-	$476	$-	$1,081	$-
CRE - owner-occupied	2,135	-	317	5	1,602	-	319	12
CRE - investor income producing	224	106	3,496	-	2,471	123	2,561	-
AC&D	2,936	-	8,929	9	5,250	-	9,328	30
Other commercial	160	-	43	-	162	-	21	-
Total commercial loans	5,752	106	13,910	14	9,961	123	13,310	42
Consumer:
Residential mortgage	2,247	14	684	-	1,626	31	588	-
Home equity lines of credit	1,315	-	772	-	1,129	-	761	-
Residential construction	1	-	127	-	56	-	117	-
Other loans to individuals	66	1	7	2	70	2	8	2
Total consumer loans	3,629	15	1,590	2	2,881	33	1,474	2
Total impaired loans with no related allowance recorded	$9,381	$121	$15,500	$16	$12,842	$156	$14,784	$44

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$1,010	$-	$123	$-	$521	$1	$124	$-
CRE - owner-occupied	-	-	61	-	12	-	32	-
CRE - investor income producing	3,644	38	364	-	1,531	75	364	-
AC&D	125	-	903	-	341	-	861	-
Other commercial	-	-	-	-	-	-	-	-
Total commercial loans	4,779	38	1,451	-	2,405	76	1,381	-
Consumer:
Residential mortgage	1,216	6	14	7	1,220	16	7	16
Home equity lines of credit	654	1	318	-	489	2	318	-
Residential construction	-	-	-	-	-	-	-	-
Other loans to individuals	2	-	-	-	-	-	-	-
Total consumer loans	1,872	7	332	7	1,709	18	325	16
Total impaired loans with an allowance recorded	$6,651	$45	$1,783	$7	$4,114	$94	$1,706	$16

Total Impaired Loans:
Commercial:
Commercial and industrial	$1,307	$-	$1,248	$-	$997	$1	$1,205	$-
CRE - owner-occupied	2,135	-	378	5	1,614	-	351	12
CRE - investor income producing	3,868	144	3,860	-	4,002	198	2,925	-
AC&D	3,061	-	9,832	9	5,591	-	10,189	30
Other commercial	160	-	43	-	162	-	21	-
Total commercial loans	10,531	144	15,361	14	12,366	199	14,691	42
Consumer:
Residential mortgage	3,463	20	698	7	2,846	47	595	16
Home equity lines of credit	1,969	1	1,090	-	1,618	2	1,079	-
Residential construction	1	-	127	-	56	-	117	-
Other loans to individuals	68	1	7	2	70	2	8	2
Total consumer loans	5,501	22	1,922	9	4,590	51	1,799	18

Total impaired loans	$16,032	$166	$17,283	$23	$16,956	$250	$16,490	$60

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2013, the Company recognized $166 thousand and $250 thousand, respectively, in interest income with respect to impaired loans, primarily accruing TDRs, within the period the loans were impaired. During the three and six months ended June 30, 2012, the Company recognized $23 thousand and $60 thousand, respectively, with respect to impaired loans.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At June 30, 2013, there was $196 thousand in loans past due 90 days or more and accruing interest. These loans are being evaluated for collectability at June 30, 2013. At December 31, 2012, there was a $77 thousand loan past due 90 days or more and accruing interest. The recorded investment in nonaccrual loans at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial:
Commercial and industrial	$967	$607
CRE - owner-occupied	1,949	1,996
CRE - investor income producing	214	633
AC&D	876	3,872
Other commercial	156	168
Total commercial loans	4,162	7,276
Consumer:
Residential mortgage	865	1,096
Home equity lines of credit	1,801	1,925
Residential construction	-	71
Other loans to individuals	4	6
Total consumer loans	2,670	3,098
Total nonaccrual loans	$6,832	$10,374

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $239.3 million and $278.2 million and a carrying value of $201.6 million and $234.3 million at June 30, 2013 and December 31, 2012, respectively. PCI loans represented 10.2% and 11.5% of total assets at June 30, 2013 and December 31, 2012, respectively. Determining the fair value of the PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired companies.

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

In conjunction with the acquisition of Community Capital Corporation (“Community Capital”) in 2011, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

A summary of changes in the accretable yield for PCI loans for the six months ended June 30, 2013 and 2012 follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012

Accretable yield, beginning of period	$42,734	$14,264
Addition from the Community Capital acquisition	-	136
Interest income	(7,610)	(2,239)
Reclassification of nonaccretable difference due to improvement in expected cash flows	5,746	5,077
Other changes, net	1,378	(642)
Accretable yield, end of period	$42,248	$16,596

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had allocated $251 thousand and $54 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Company had 17 TDR loans totaling $8.1 million, of which $0.3 million are nonaccrual loans. As of December 31, 2012, the Company had 18 TDR loans totaling $10.2 million, of which $2.8 million were nonaccrual loans.

The following tables represent a breakdown of the types of concessions made by loan class for the 12 months ended June 30, 2013. There were no new TDRs identified for the twelve months ended June 30, 2012.

	For the 12 months ended June 30, 2013
(dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
CRE - investor income producing	1	$3,610	$3,610
Residential mortgage	1	43	43
Total	2	3,653	3,653

Extended payment terms
AC&D	1	962	962
	1	962	962

Total	3	$4,615	$4,615

There were no loans that were modified as TDRs within the 12 months ended June 30, 2013 and for which there was a payment default during the three months or six months ended June 30, 2013. The following table presents loans that were modified as TDRs within the 12 months ended June 30, 2012 and for which there was a payment default during the three or six months ended June 30, 2012 (dollars in thousands):

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate
Residential mortgage	-	$-	1	$323
Total	-	$-	1	$323

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended June 30, 2013 and 2012 (dollars in thousands):

Twelve Months Ended June 30, 2013
	Paid in full		Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	2	$164	2	$3,647	-	$-	-	$-
Extended payment terms	1	$329	1	249	-	-	-	-
Total	3	$493	3	$3,896	-	$-	-	$-

Twelve Months Ended June 30, 2012
	Paid in full		Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	-	$-	1	$323	-	$-
Extended payment terms	-	-	2	423	2	497	-	-
Total	-	$-	2	$423	3	$820	-	$-

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

Loans to Directors, Executive Officers and Their Related Interests

	Six Months Ended June 30,
	2013	2012

Beginning balance	$4,184	$3,998
Disbursements	2,923	209
Repayments	(1,803)	(340)
Ending balance	$5,304	$3,867

At June 30, 2013 and December 31, 2012, the Company had pre-approved but unused lines of credit totaling $3.8 million and $1.8 million, respectively, to related parties.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – FDIC Loss Share Agreements

   In connection with the Citizens South acquisition, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $85.1 million of loans (the “covered loans”) and $6.5 million of OREO (the “covered OREO”) at June 30, 2013. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements, which originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At June 30, 2013, the Bank recorded an estimated receivable from the FDIC for $5.9 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.

Within the second purchase and assumption agreement are two loss share agreements, which originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. At June 30, 2013, the Bank recorded an estimated receivable from the FDIC for $9.0 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.

      The following table provides changes in the receivable from the FDIC for the six months ended June 30, 2013:

FDIC Loss Share Receivable

Balance, beginning of period	$18,697
Increase in expected losses on loans	297
Additional losses to OREO	232
Reimbursable expenses (income)	429
Amortization discounts and premiums, net	(38)
Reimbursements from the FDIC	(5,236)
Other changes, net	467
Balance, end of period	$14,848

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at carrying value. At June 30, 2013, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $15.7 million. At December 31, 2012, the projected cash flows related to the FDIC receivable for a loss on covered loans and assets was approximately $19.6 million.

In relation to the FDIC indemnification asset is an expected "true-up" with the FDIC related to the loss share agreements above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. This amount is determined each reporting period. At June 30, 2013, the present value “true-up” amount was estimated to be approximately $5.0 million at the end of the loss share agreements. At December 31, 2012, the “true-up” amount was estimated to be approximately $4.9 million at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Other Real Estate Owned

      The Company owned $16.3 million and $25.1 million in OREO at June 30, 2013 and December 31, 2012, respectively. In 2012, the Company acquired $16.1 million in OREO through the merger with Citizens South. Approximately $6.5 million of this OREO is covered under the loss share agreements with the FDIC. Transactions in OREO for the three and six months ended June 30, 2013 and 2012 are summarized below (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Beginning balance	$21,251	$16,674	$25,073	$14,403
Additions	1,122	1,778	4,279	6,178
Sales	(5,306)	(2,914)	(12,057)	(4,795)
Writedowns	(784)	(794)	(1,012)	(1,042)
Ending balance	$16,283	$14,744	$16,283	$14,744

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

As of June 30, 2013 and December 31, 2012, the Company had a net DTA in the amount of approximately $42.3 million and $41.8 million, respectively. The increase is a function of the change in the unrealized gain position of the Company’s securities to an unrealized loss position at June 30, 2013. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of June 30, 2013 and December 31, 2012, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either June 30, 2013 or December 31, 2012.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of June 30, 2013, the Company’s three-year cumulative pre-tax loss position was $9.2 million and was driven, in large part, by rolling twelve-quarter cumulative provision expenses of $26.6 million. The Company’s three-year cumulative pre-tax loss position was $19.6 million and $25.4 million at December 31, 2012 and 2011, respectively. This high level of provision expense reflects the negative impact on the Company’s loan portfolio from the effects of the extended economic downturn. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels and currently believes they are unlikely to be repeated going forward, given changes in the Company’s lending practices, business strategy, risk tolerance, capital levels and operating practices.

Based on current internal loss data analysis, approximately 75% of rolling twelve-quarter cumulative net charge-offs are associated with construction & development (“C&D”, which includes both commercial AC&D and residential construction) lending (which was impacted the most by the economic downturn). Prior to the Bank’s public offering in August 2010, the Bank had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. In the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the public offering, the Company reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company’s new business strategies and risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of June 30, 2013, C&D exposures were 15% of total loans, or $196.1 million.

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

Approximately $7.7 million, or 18%, of the DTA existing at June 30, 2013 related to net operating loss carry forwards that do not expire until December 31, 2033, leaving over eighteen years for recognition. Approximately $14.4 million, or 34%, of the DTA existing at December 31, 2012 related to net operating loss carry forwards with availability for application out as far as 20 years.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Positive Evidence. The Company considered the following sources of future taxable income identified in ASC 740 as positive evidence to weigh against the negative evidence described above.

1.	Future reversals of existing taxable temporary differences and carry forwards.

The Company’s largest future reversals relate to its PCI loans and allowance for loan losses, which represented $32.0 million and $3.7 million, respectively, of the DTA at June 30, 2013. Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company’s current expectations regarding recognition or reversal of the major components of the allowance:

●

Specific reserves, which totaled $1.0 million at June 30, 2013, relate to identified impairments and are based on individual loan-collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after four quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.

●

Quantitative and qualitative reserves on the non-acquired portfolio, which totaled $8.1 million at June 30, 2013, are based on model-driven estimates of inherent loss content in the performing loan portfolio based on historical loss rates by loan product type. The Company currently estimates that these reserves will generally reverse within six to eight quarters of establishment. However, the Company currently estimates that the average life of the underlying loan pool is approximately three years; therefore, all quantitative reserves are currently assumed to reverse within approximately three years.

●

Qualitative reserves on purchased performing loans, which totaled $380 thousand at June 30, 2013, are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

●

Quantitative reserves on PCI loans, which totaled $1.4 million at June 30, 2013, are determined in connection with the quarterly cash flows analyses for this portion of the acquired loan book. The Company compares the initial expected cash flows to the new remaining expected cash flows. Increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Approximately $14.4 million, or 40%, of the estimated DTA at December 31, 2012 related to net operating loss carry forwards with expected expiration dates out over 18 years. Approximately $7.7 million, or 18%, of the estimated DTA at June 30, 2013 related to net operating loss carryforwards, with expected expiration dates out as long as 20 years. Management currently believes that the Company will generate sufficient taxable income to fully utilize these net operating losses before expiration.

3.	Future taxable income, exclusive of reversing temporary differences and carry forwards.

Projecting future taxable income requires estimates and judgments about future events that may be predictable, but that are less certain than past events that can be objectively measured. In projecting future taxable income, the Company considered the significant change in its strategy that occurred in mid-2010, from previously growing organically at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. This transition was facilitated by the completion of the public offering in August 2010 and the addition of new executive management and additional independent board members. The Company is focused on long-term results and has taken actions to achieve this objective, including:

●	Addressing legacy problem assets, particularly C&D-related exposures, to move more rapidly through the cycle;
●	Consummating the merger with Community Capital;
●	Consummating the merger with Citizens South and expanding its market into Georgia;
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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

Note 9 - Per Share Results

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options and restricted stock (non-vested shares), and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Weighted-average number of common shares outstanding	44,143,301	32,120,367	44,078,262	32,097,867

Effect of dilutive stock options and restricted shares	61,280	35	59,233	33

Weighted-average number of common shares and dilutive potential common shares outstanding	44,204,581	32,120,402	44,137,495	32,097,900

There were 2,760,090 outstanding stock options that were anti-dilutive for the three-month period ended June 30, 2013 and 2,790,090 for the six-month period ended June 30, 2013. For the three- and six-month periods ended June 30, 2012, 2,154,189 outstanding stock options were anti-dilutive. In all periods, the anti-dilution was due to the exercise prices exceeding the market price for the period.

There were 554,400 and 568,260 outstanding restricted shares that were anti-dilutive for each of the three- and six-month periods ended June 30, 2013, due to the vesting price exceeding the average market price for the periods, which were omitted from the calculation. For the three- and six-month periods ended June 30, 2012, 631,260 outstanding restricted shares were anti-dilutive. Of these shares, 554,400 restricted shares had performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.

Note 10 – Preferred Stock

In connection with the Citizens South acquisition, the Company issued 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) upon conversion of Citizens South’s preferred stock that previously was issued to the Treasury pursuant to a Securities Purchase Agreement between Citizens South and the Treasury in connection with Citizens South’s participation in the SBLF. The Series C Preferred Stock has a liquidation value of $1,000 per share and is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 4.84% per annum (with respect to the Citizens South preferred stock) based on the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Company’s Articles of Incorporation, as amended). The dividend rate for future dividend periods will be set based on the “Percentage Change in QSBL” (as defined in the Articles of Incorporation, as amended) between each dividend period and the “Baseline” QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods (or through December 31, 2013). For the eleventh through the first half of the nineteenth dividend periods (or through March 21, 2016), the dividend rate will be fixed at between 1% and 7% per annum, based on the “Percentage Change in QSBL” at the end of the ninth dividend period. If the Series C Preferred Stock remains outstanding for more than 4 ½ years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. The dividend rate as of June 30, 2013 was 3.19%.

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

Note 11 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At June 30, 2013, we had $267.0 million of pre-approved but unused lines of credit, $3.5 million of standby letters of credit and $4.1 million of commercial letters of credit. At December 31, 2012, we had $251.9 million of pre-approved but unused lines of credit, $3.9 million of standby letters of credit and $5.6 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 - Derivative Financial Instruments and Hedging Activities

As of June 30, 2013, the Company maintained two loan swaps accounted for as fair value hedges in accordance with ASC 815. The aggregate original notional amount of these loan swaps was $6.2 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(297) thousand and $(453) thousand at June 30, 2013 and December 31, 2012, respectively, and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $39 thousand and $0.1 million in each of the three and six months ended June 30, 2013, and $0.1 million and $0.2 million in each of the three and six months ended June 30, 2012.

The following table presents information on the individual loan swaps at June 30, 2013:

Individual Loan Swap Information

(Dollars in thousands)

Original Notional Amount	Current Notional Amount	Termination Date	Fixed Rate	Floating Rate	Floating Rate Payer Spread
$2,555	$2,460	10/15/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,333	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$6,150	$5,793

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2013 and December 31, 2012 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Financial assets:
Cash and cash equivalents	$112,710	$112,710	$112,710	$-	$-
Investment securities	329,720	329,720	-	329,311	409
Nonmarketable equity securities	5,905	5,905	-	5,905	-
Loans held for sale	10,985	10,985	-	10,985	-
Loans, net of allowance	1,293,812	1,267,051	-	6,090	1,260,961
FDIC indemnification asset	14,848	15,651	-	-	15,651
Accrued interest receivable	3,961	3,961	-	-	3,961

Financial liabilities:
Deposits with no stated maturity	1,009,037	1,009,037	-	1,009,037	-
Deposits with stated maturities	584,068	584,485	-	584,485	-
Swap fair value hedge	297	297	-	297	-
Borrowings	78,988	78,858	-	78,858	-
Contingent payable	3,003	3,003	-	3,003	-
Accrued interest payable	449	449	-	449	-

December 31, 2012:
Financial assets:
Cash and cash equivalents	$184,142	$184,142	$184,142	$-	$-
Investment securities	245,571	245,571	-	245,156	415
Nonmarketable equity securities	7,422	7,422	-	7,422	-
Loans held for sale	14,147	14,147	-	14,147	-
Loans, net of allowance	1,346,116	1,332,683	-	11,390	1,321,293
FDIC indemnification asset	18,697	18,697	-	-	18,697
Accrued interest receivable	3,821	3,821		-	3,821

Financial liabilities:			-	-	-
Deposits with no stated maturity	1,002,258	1,002,258	-	1,002,258	-
Deposits with stated maturities	629,746	631,289	-	631,289	-
Swap fair value hedge	453	453	-	453	-
Borrowings	101,716	101,307	-	101,307	-
Contingent payable	3,003	3,003	-	3,003	-
Accrued interest payable	516	516	-	516	-

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

Derivative Instruments

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of June 30, 2013 and December 31, 2012, the Company’s derivative instruments consist of swap fair value hedges.

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

At June 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

Other real estate owned

OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The Company records the OREO as nonrecurring Level 3.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at June 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

	Fair Value on a Recurring Basis
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
	(Dollars in thousands)
June 30, 2013
U.S. Government agencies	$-	$567	$-	$567
Municipal securities	-	16,962	-	16,962
Residential agency mortgage-backed securities	-	97,247	-	97,247
Commercial mortgage-backed securities	-	60,870	-	60,870
All other debt securities		153,666	409	154,075
Fair value loans	-	6,090	-	6,090
Swap fair value hedge	-	(297)	-	(297)

December 31, 2012
U.S. Government agencies	$-	$583	$-	$583
Municipal securities	-	17,986	-	17,986
Residential agency mortgage-backed securities	-	159,113	-	159,113
All other debt securities	-	67,474	415	67,889
Fair value loans	-	11,390	-	11,390
Swap fair value hedge	-	(453)	-	(453)

There were no transfers between valuation levels for any accounts. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

The Company classifies its corporate debt security as a Level 3 asset. A valuation of the corporate debt security is performed using a discounted cash flow method at a rate of  10.25%. Valuation techniques are consistent with techniques used in prior periods. The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2013 and 2012. The ending balances for Level 3 assets at June 30, 2013 remained unchanged from December 31, 2012 at $0.4 million.

Level 3 Assets Reconciliation

	Three Months Ended June		Six Months Ended June
	2013	2012	2013	2012

	(dollars in thousands)
Corporate and Other Securities:
Balance, beginning of period	$415	$407	$415	$405
(Increase) decrease in unrealized loss	(6)	1	(6)	3
Balance, end of period	$409	$408	$409	$408

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

The table below presents the carrying value of assets at June 30, 2013 and December 31, 2012 measured at fair value on a nonrecurring basis:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value
	(Dollars in thousands)
June 30, 2013
OREO	$-	$-	$3,535	$3,535
Impaired loans:
Commercial and industrial	-	-	454	454
CRE - investor income producing	-	-	3,476	3,476
AC&D			186	186
Residential mortgage	-	-	1,102	1,102
Home equity lines of credit	-	-	197	197
Other loans to individuals			2	2

December 31, 2012
OREO	$-	$-	$25,390	$25,390
Impaired loans:
Commercial and industrial	-	-	115	115
Residential mortgage	-	-	962	962
Home equity lines of credit	-	-	155	155

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2013.

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

OREO	$3,535	Appraisals	Discount to reflect current market conditions	0%	-	55%

Impaired loans	4,623	Discounted cash flows	Percent of total contractual cash flows not expected to be collected	0%	-	50%

	496	Probability of default model	Discount to reflect probability of and loss given default		16%

	298	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%

	$8,952

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended June 30, 2013, OREO with a carrying value of $4.7 million was written down by $784 thousand to $4 million. During the six months ended June 30, 2013, OREO with a carrying value of $6.5 million was written down by $884 thousand to $5.5 million. During the three months ended June 30, 2012, OREO with a carrying value of $4.7 million was written down by $752 thousand to $4 million. During the six months ended June 30, 2012, OREO with a carrying value of $6.5 million was written down by $1.0 million to $5.5 million.

There were no transfers between valuation levels for any accounts for the three and six months ended June 30, 2013 and 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 – Shareholders’ Equity

Share-Based Plans

Pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan (the “LTIP”), the Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions and expensed over each option’s vesting period. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards subject to share price performance vesting requirements is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate. The fair value of restricted stock awards, not subject to share price performance, is estimated at the date of the grant based on the grant date closing stock price. As of June 30, 2013, there were 107,160 shares available for future grant under the LTIP.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the 2008 Citizens South Plan, the Company may grant future non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger. At June 30, 2013, there were options to purchase 241,631 shares of Common Stock outstanding and 94,571 shares remaining available for future grants under the 2008 Citizens South Plan.

The 1999 Citizens South Plan and the 2003 Citizens South Plan are no longer active plans and no future awards can be granted thereunder. As of June 30, 2013, there were options to purchase 2,190 shares of Common Stock outstanding under the 1999 Citizens South Plan and options to purchase 721,595 shares of Common Stock outstanding under the 2003 Citizens South Plan.

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at June 30, 2013 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.82. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules that are generally three years. In connection with the retirement of certain directors following the Bank’s public offering, vesting of their director options previously awarded in December 2007 was accelerated from December 2010 to August 2010 at their original exercise price of $13.23 per share. All unexercised options expire ten years after the date of the grant.

Additional information regarding the Company’s share-based plans is presented in Note 19 – Employee and Director Benefit Plans to the 2012 Audited Financial Statements.

Activity in the Company’s share-based plans is summarized in the following table:

		Outstanding Options				Nonvested Restricted Shares
	Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

At December 31, 2012	390,236	3,119,692	$7.84	5.27	$-	646,260	$4.01	$3,379,940
Expiration of 2003 Citizens South Plan	(88,917)	-	-	-	-	-	-	-
Options Granted	-	-	-	-	-	-	-	-
Restricted Shares Granted	(141,500)	-	-	-	-	141,500	5.57	836,265
Restricted Shares Vested	-	-	-	-	-	(21,000)	4.68	124,113
Exercised	-	(312)	3.22	-	-	-	-	-
Expired and forfeited	41,912	(41,912)	9.19	-	-	(16,860)	4.20	99,643
At June 30, 2013	201,731	3,077,468	$7.82	4.80	$337,538	749,900	$4.28	$4,431,907
Exercisable at June 30, 2013		2,569,789	$8.12	4.31

At June 30, 2013, unrecognized compensation cost related to nonvested stock options of $0.2 million is expected to be recognized over a weighted-average period of 0.24 years. Total compensation expense for stock options was $321 thousand and $323 thousand for the three months ended June 30, 2013 and 2012, respectively, and $644 thousand and $646 thousand for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, unrecognized compensation cost related to nonvested restricted shares of $1.6 million is expected to be recognized over a weighted-average period of 1.33 years. Total compensation expense for restricted shares was $217 thousand and $185 thousand for the three months ended June 30, 2013 and 2012, respectively, and $419 thousand and $345 thousand for the six months ended June 30, 2013 and 2012, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 – Subsequent Event

Dividend Declaration

On July 26, 2013, the Company announced that its Board of Directors has approved the initiation of a quarterly cash dividend to its common shareholders and has declared an initial quarterly dividend of $0.02 per common share, payable on August 20, 2013 to all shareholders of record as of the close of business on August 6, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the merger with Citizens South Banking Corporation (“Citizens South”); the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense, noninterest income and noninterest expenses; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; net interest margin trends and the impact of the acquired portfolio fair value mark; the amount, timing and prices of share repurchases; the initiation of a common stock dividend and possible redemption of the Series C Preferred Stock; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013 (the “2012 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Citizens South merger within the expected time frames; increases in expected costs or decreases in expected savings or difficulties related to integration of the merger; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; the effects of negative or soft economic conditions or a “double-dip” recession, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; the impact of deterioration of the United States credit standing; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally or future actions by the board of directors, in each case impacting repurchases of common stock, declaration of dividends or redemption of preferred stock; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and six-month periods ended June 30, 2013. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

Park Sterling Corporation (the “Company”) reported net income available to common shareholders of $6.7 million, or $0.15 per share, for the six months ended June 30, 2013 compared to net income available to common shareholders of $2.4 million, or $0.07 per share, for the six months ended June 30, 2012. The increase resulted primarily from increased earning assets, higher net interest margin and higher noninterest income associated with the merger with Citizens South Banking Corporation (“Citizens South”), which was completed on October 1, 2012, combined with continued organic growth.

The Company also announced that its Board of Directors approved the initiation of a quarterly cash dividend to its common shareholders and has declared an initial quarterly dividend of $0.02 per common share, payable on August 20, 2013 to all shareholders of record as of the close of business on August 6, 2013. This is the first cash dividend paid to common shareholders in the Company’s history. Future dividends will be subject to Board approval.

Asset quality continued to improve in the second quarter and remains a point of strength for the Company. Nonperforming loans decreased $3.0 million, or 17%, to $14.8 million at June 30, 2013, or 1.13% of total loans, compared to $17.8 million at December 31, 2012, or 1.31% of total loans. Nonperforming assets decreased $11.8 million, or 28%, to $31.1 million at June 30, 2013, or 1.58% of total assets, compared to $42.9 million at December 31, 2012, or 2.11% of total assets. Nonperforming assets include $6.5 million of covered other real estate owned (“OREO”) for which the Company expects certain losses to be reimbursed under the FDIC loss share agreements.

Total assets decreased $59.9 million, or 3%, to $1.97 billion at June 30, 2013 compared to total assets of $2.03 billion at December 31, 2012. Cash and equivalents decreased $71.4 million, or 39%, to $112.7 million during the first six months of 2013. Securities increased $82.6 million, or 33%, to $335.6 million. Total loans, which exclude loans held for sale, decreased $52.0 million, or 4%, to $1.3 billion, including a $16.5 million, or 16%, reduction in covered loans. Overall, less attractive acquired purchased credit-impaired (“PCI”) loans, of which covered loans are a component, decreased $32.7 million, or 14%, to $201.6 million while acquired performing loans decreased $120.9 million, or 20%, to $493.7 million. The Company’s metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina and Greenville and Charleston, South Carolina, reported a $12.3 million, or 9% annualized, increase in total loans to $544.9 million (before acquisition accounting fair market value adjustments). The Company’s origination activity remains somewhat tempered by aggressive competition with respect to term structure and interest rates, as well as by continued general softness in the economy.

Total deposits decreased $38.9 million, or 2%, to $1.59 billion at June 30, 2013 compared to total deposits of $1.63 billion at December 31, 2012 due to repricing strategies and management electing not to renew maturing brokered time deposits. Total borrowings decreased $22.7 million, or 22%, to $79.0 million at June 30, 2013 compared to $101.7 million at December 31, 2012, due to a reduction in Federal Home Loan Bank (“FHLB”) advances and short-term borrowings. Total shareholders’ equity increased $1.4 million, or 1%, to $277.1 million at June 30, 2013 compared to $275.7 million at December 31, 2012, driven by a $5.98 million swing in other comprehensive income resulting from fair value changes in available for sale securities offset by net income and share-based compensation activity. The Company’s ratio of equity to assets was 14.04% at June 30, 2013 compared to 13.56% at December 31, 2012. The Company’s ratio of tangible common equity to tangible assets increased to 11.48% at June 30, 2013 from 11.05% at December 31, 2012. Both ratios increased as a result of the increase in equity and decrease in total assets. Similarly, the Tier 1 leverage ratio increased to 11.91% at June 30, 2013 from 11.25% at December 31, 2012. Tangible common equity and tangible assets, and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

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

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, adjusted allowance for loan losses to loans, adjusted non interest expenses and adjusted net interest margin, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets and tangible common equity (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes acquisition accounting fair market value adjustments related to acquired loans) and related ratios to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted noninterest expense (which excludes merger-related expenses and gain on sale of securities, as applicable) and adjusted net interest margin (which excludes accelerated mark accretion) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the unaudited condensed consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Tangible common equity to tangible assets
Total assets (as reported)	$1,972,923	$2,032,794
Less: intangible assets	(33,860)	(34,375)
Tangible assets	$1,939,063	$1,998,419

Total equity (as reported)	$277,057	$275,702
Less: preferred stock	(20,500)	(20,500)
intangible assets	(33,860)	(34,375)
Tangible common equity	$222,697	$220,827

Tangible common equity	222,697	220,827
Divided by: tangible assets	1,939,063	1,998,419
Tangible common equity to tangible assets	11.48%	11.05%
Total equity to total assets	14.04%	13.56%

Adjusted allowance for loan losses
Allowance for loan losses (as reported)	$10,847	$10,591
Plus: acquisition accounting FMV adjustments to acquired loans	44,179	53,719
Adjusted allowance for loan losses	$55,026	$64,310
Divided by: total loans (excluding LHFS)	1,304,659	1,356,707
Adjusted allowance for loan losses to total loans	4.22%	4.74%
Allowance for loan losses to total loans	0.83%	0.78%

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(dollars in thousands)
Adjusted net interest margin
Net interest income (as reported)	$18,671	$10,100	$36,407	$21,819
Less: accelerated mark accretion	(560)	(277)	(560)	(1,746)
Adjusted net interest income	18,111	9,823	35,847	20,073
Divided by: average earning assets	1,742,312	1,012,570	1,737,276	1,013,165
Multiplied by: annualization factor	4.01	4.02	2.02	2.01
Adjusted net interest margin	4.17%	3.90%	4.16%	3.98%
Net interest margin	4.30%	4.01%	4.23%	4.33%

Adjusted noninterest expense
Noninterest expense (as reported)	$16,922	$10,835	$32,953	$21,838
Less: merger-related expenses	(822)	(434)	(1,658)	(1,364)
Adjusted noninterest expense	$16,100	$10,401	$31,295	$20,474

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

As of June 30, 2013 and December 31, 2012, we had a net DTA in the amount of approximately $42.3 million and $42.6 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, including the continued improvement in earnings, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we consider it appropriate not to establish a DTA valuation allowance at either June 30, 2013 or December 31, 2012.

Additional information regarding our income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 8 —Income Taxes to the Unaudited Financial Statements.

Financial Condition at June 30, 2013 and December 31, 2012

Total assets of $1.97 billion at June 30, 2013 decreased $59.9 million from total assets of $2.03 billion at December 31, 2012. During the six months ended June 30, 2013, cash, interest-earning balances and Federal funds sold decreased $71.4 million, or 38.8%, loans decreased $52.3 million, or 3.9%, and non-marketable equity securities decreased $1.5 million, or 20%, while investment securities available-for-sale increased $84.1 million, or 34.3%. These decreases resulted from the redeployment of funds into the securities portfolio, which totaled $329.7 million at June 30, 2013, and to reduce higher-priced deposits.

Total liabilities of $1.7 billion at June 30, 2013 were relatively unchanged compared to $1.8 billion at December 31, 2012. Total deposits decreased $38.9 million, or 2.4% and total borrowings decreased $22.7 million, or 22.3%, during the first six months of 2013. Total borrowings included $6.9 million in Tier 2-eligible subordinated debt at June 30, 2013 and December 31, 2012, and $14.9 million and $14.7 million of Tier 1-eligible subordinated debt (after acquisition accounting fair market value adjustments) at June 30, 2013 and December 31, 2012, respectively.

Total shareholders’ equity increased $1.4 million, or 0.5%, during the first half of 2013 to $277.1 million at June 30, 2013. This increase was the result of net income before preferred dividends for the six months ended June 30, 2013 of $7.1 million, and $1.0 million of net share-based compensation expense, offset by a $6.4 million decrease in accumulated other comprehensive income from unrealized securities losses and $353 thousand of preferred stock dividends.

The following table presents selected ratios for the Company for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012:

Selected Ratios

	Six months ended June 30, (annualized)		Twelve months ended December 31,
	2013	2012	2012
Return on Average Assets	0.68%	0.43%	0.32%

Return on Average Equity	4.82%	2.50%	1.99%

Period End Equity to Total Assets	14.04%	17.35%	13.56%

Tangible Common Equity to Tangible Assets*	11.48%	17.02%	11.05%

*Non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures”

Investments and Other Interest-earning Assets

Investment securities increased $84.1 million, or 34.2%, to $329.7 million at June 30, 2013, from $245.6 million at December 31, 2012. Purchases of investment securities available-for-sale were $143.6 million for the six months ended June 30, 2013. Proceeds from the sales, calls, and maturities of investment securities available-for-sale totaled $49.0 million for the six months ended June 30, 2013. Our investment portfolio consists of U.S. government agency securities, small business administration pools, residential agency and commercial mortgage-backed securities, collateralized agency mortgage-backed securities, municipal securities and other debt instruments. At June 30, 2013, our investment portfolio had a net unrealized loss of $5.1 million compared to a $5.1 million net unrealized gain at December 31, 2012 due to movements in market rates. There were no securities with an unrealized loss deemed to be other than temporary at June 30, 2013 or December 31, 2012.

At June 30, 2013, we had $0.5 million in federal funds sold, $100.3 million in deposits with the Federal Reserve Bank and $0.05 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $46.0 in federal funds sold, $89.7 million in deposits with the Federal Reserve Bank and $11.7 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2012.

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

All residential acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused in 1 – 4 family residential construction for pre-sold homes. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans improved in 2012 due to increasing new home sales in our primary markets. As of June 30, 2013, approximately 7% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $149 million as of June 30, 2013, of which approximately 76% is secured by second mortgages and approximately 24% is secured by first mortgages.

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

At June 30, 2013, total loans, net of deferred fees and costs, decreased $52.0 million compared to December 31, 2012. This decline was driven by a $33 million decline in acquired PCI loans. The composition of the portfolio remained unchanged from December 31, 2012 with commercial loans representing 69% of the total loan portfolio and consumer loans representing 31% of the total loan portfolio at June 30, 2013.

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

Our Allowance for Loan Losses Committee (the “Allowance Committee”) is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and the Audit Committee of the board of directors in developing and achieving our allowance methodology and practices. The Company’s allowance for loan loss methodology includes four components – specific reserves, quantitative reserves, qualitative reserves and qualitative reserves on PCI loans. We introduced certain enhancements to our allowance methodology during the fourth quarter of 2011, and further refinements were implemented during the second quarter of 2012. Additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements.

The following table provides a breakdown of the components of our allowance for loan losses by loan segment and its contribution to the allowance at June 30, 2013:

Allowance Allocation by Component

	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$321	2.96%	$1,083	9.98%	$181	1.67%	$216	1.99%
CRE - owner-occupied	-	0.00%	278	2.56%	65	0.60%	-	0.00%
CRE - investor income producing	203	1.87%	1,029	9.49%	187	1.72%	1	0.01%
AC&D	64	0.59%	3,765	34.71%	101	0.93%	445	4.10%
Other commercial	-	0.00%	3	0.03%	1	0.01%	-	0.00%
Consumer:				0.00%
Residential mortgage	130	1.20%	92	0.85%	45	0.41%	394	3.63%
Home equity lines of credit	261	2.41%	805	7.42%	245	2.26%	3	0.03%
Residential construction	-	0.00%	439	4.05%	79	0.73%	289	2.66%
Other loans to individuals	-	0.00%	74	0.68%	12	0.11%	36	0.33%
	$979	9.03%	$7,568	69.77%	$916	8.44%	$1,384	12.76%

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The ratio of the allowance for loan losses to total loans was 0.83% and 0.78% at June 30, 2013 and December 31, 2012, respectively. The increase from December is the result of higher levels of specific reserves on loans reviewed for impairment and deemed impaired and additional PCI impairment in the first six months of 2013. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 4.22% at June 30, 2013 and 4.73% at December 31, 2012. In accordance with GAAP, loans acquired from both Community Capital and Citizens South were adjusted to reflect estimated fair market value at consummation and the associated allowance for loan losses was eliminated. Adjusted allowance for loan losses to loans is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At June 30, 2013 and December 31, 2012, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing TDRs, accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, totaled $31.1 million at June 30, 2013 compared to $42.9 million at December 31, 2012. OREO, in particular, declined $8.8 million as a result of successful dispositions. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $3.0 million, or 17%, to $14.8 million, or 1.13% of total loans and OREO at June 30, 2013, compared to $17.8 million, or 1.31% of total loans at December 31, 2012.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $3.5 million, or 34%, in the first half of 2013 from $10.4 million at December 31, 2012. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At June 30, 2013, nonaccrual TDR loans were $0.3 million and had no recorded allowance. At December 31, 2012, nonaccrual TDR loans were $2.8 million and had no recorded allowance. Accruing TDRs totaled $7.8 million and $7.4 million at June 30, 2013 and December 31, 2012, respectively.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and selected other loans as deemed appropriate. At June 30, 2013, we maintained watch loans totaling $31.7 million compared to $44.4 million at December 31, 2012. Approximately $8 million and $9 million of the watch loans at June 30, 2013 and December 31, 2012, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

At June 30, 2013, OREO totaled $16.3 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $6.5 million of OREO covered under FDIC loss share agreements assumed by the Bank in connection with the Citizens South merger. At December 31, 2012, OREO totaled $25.1 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $6.6 million of OREO covered under the FDIC loss share agreements.

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

Total deposits at June 30, 2013 were $1.59 billion, a decrease of $38.9 million, or 2.4%, from December 31, 2012. Noninterest bearing demand deposits increased $21.8 million, or 8.9%, and represented 16% of total deposits at June 30, 2013. Money market, NOW and savings deposits decreased $15.0 million, or 2.0%, primarily as a result of a decrease in rates paid to depositors during the first six months of 2013. Non-brokered time deposits decreased $33.1 million, or 6.4%. Finally, brokered deposits decreased $12.6 million, or 11.4%. The decreases in time deposits are due to normal runoff as well as management’s decision to keep rates unchanged in an effort to de-lever as a result of increased liquidity during the period. The following is a summary of deposits at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Noninterest bearing demand deposits	$265,246	$243,495
Interest-bearing demand deposits	287,934	323,037
Money market deposits	407,273	388,809
Savings	48,584	46,917
Brokered deposits	98,436	111,049
Time deposits	485,632	518,697
Total deposits	$1,593,105	$1,632,004

Total borrowings decreased $22.7 million, or 22.3%, to $79.0 million at June 30, 2013 compared to $101.7 million at December 31, 2012. Total borrowings at December 31, 2012 included $15.0 million of short-term FHLB advances used for year-end liquidity needs. These borrowings were repaid in January 2013. Borrowings at June 30, 2013 include $14.9 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt and $6.9 million of Tier 2-eligible subordinated debt.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and six months ended June 30, 2013 and 2012:

Condensed Consolidated Statements of Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$20,144	$11,642	$8,502	73.0%	$39,467	$25,039	$14,428	57.6%
Gross interest expense	1,473	1,542	(69)	-4.5%	3,060	3,220	(160)	-5.0%
Net interest income	18,671	10,100	8,571	84.9%	36,407	21,819	14,588	66.9%

Provision for loan losses	75	899	(824)	-91.7%	384	1,022	(638)	-62.4%

Noninterest income	4,106	2,563	1,543	60.2%	7,674	4,518	3,156	69.9%
Noninterest expense	16,922	10,835	6,087	56.2%	32,953	21,838	11,115	50.9%
Net income before taxes	5,780	929	4,851	522.2%	10,744	3,477	7,267	209.0%

Income tax expense	1,968	251	1,717	684.1%	3,692	1,076	2,616	243.1%

Net income	3,812	678	3,134	462.2%	7,052	2,401	4,651	193.7%

Preferred dividends	302	-	302	100.0%	353	-	353	100.0%

Net income to common shareholders	$3,510	$678	$2,832	417.7%	$6,699	$2,401	$4,298	179.0%

Net Income to common shareholders. Net income to common shareholders for the three months ended June 30, 2013 was $3.5 million compared to $0.7 million for the same period in 2012. Net income available to common shareholders for the six months ended June 30, 2012, was $6.7 million compared to $2.4 million for the same period in 2012. The increases in net income in both the three and six month periods were the result of increased earning assets, higher net interest margin and higher noninterest income associated with the merger with Citizens South, combined with continued organic growth offset, in the six month period, by the accelerated accretion of income associated with the acquired loan portfolio.

Annualized return on average assets improved during the six-month period ended June 30, 2013 to 0.68% from 0.43% for the same period in 2012. Annualized return on average equity also improved from 2.50% for the six-month period ended June 30, 2012, to 4.82% for the same period in 2013.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management's responses to changes in interest rates through asset/liability management. Net interest income increased to $18.7 million for the three-month period ended June 30, 2013 from $10.1 million for the same period in 2012. During the six-month period ended June 30, 2013, net interest income was $36.4 million as compared to $21.8 million in 2012, an increase of $14.6 million, or 66.9%. These increases are driven by the merger with Citizens South on October 1, 2012.

Net interest income for the three-month and six-month periods ended June 30, 2013 also includes $0.6 million of accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. The three-month and six-month periods ended June 30, 2012 include $0.3 million and $1.7 million, respectively, of accelerated accretion. This accelerated accretion, which was not anticipated at the time of the acquisition, resulted from a combination of (i) borrowers repaying loans faster than required by their contractual terms; and (ii) customer driven restructuring related to loan rates and/or terms which effectively result in a new loan under the contractual cash flow method of accounting. In both instances, the remaining acquisition accounting fair value marks associated with the loan are fully accreted into interest income.

Our net interest margin increased from 4.01% in the three-month period ended June 30, 2012 to 4.30% in the corresponding period in 2013. The increase in net interest margin reflects the inclusion of the Citizens South loan portfolio, increased accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments and reduced funding costs due, primarily, to lower pricing on interest bearing deposits. Our net interest margin decreased from 4.33% in the six-month period ended June 30, 2012 to 4.23% in the corresponding period in 2013. This decrease in net interest margin reflects the decreased accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments and reduced funding costs due, primarily, to lower pricing on interest bearing deposits.

Our adjusted net interest margin, which excludes the accelerated accretion discussed above, for the three-month periods ended June 30, 2013 and 2012 were 4.17% and 3.90%, respectively. For the six-month periods ended June 30, 2013 and 2012, our adjusted net interest margin was 4.16% and 3.98%, respectively. Adjusted net interest margin is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Total average interest-earning assets increased by $729.7 million, or 72%, to $1.7 billion for the three months ended June 30, 2013 from $1.1 billion for the same period in the previous year. Total average interest-earning assets increased by $724.1 million, or 71%, to $1.7 billion for the six months ended June 30, 2013 from $1.0 billion for the same period in the previous year. This increase was driven primarily by the addition of Citizens South assets following the merger on October 1, 2012.

Average balances of total interest-bearing liabilities increased in the three-month period ended June 30, 2013, with average total interest-bearing deposit balances increasing by $648.2 million, or 85%, to $1.4 billion from $758.5 million for the same period in 2012. Average brokered deposits for the three months ended

June 30, 2013 decreased by $45.0 million from the corresponding period in 2012. Average interest-bearing liabilities increased $654.3 million, or 85%, in the first six months of 2013 from $768.9 million for the same period in 2012 to $1.4 million. Average brokered deposits for the six months ended June 30, 2013 decreased by $41.5 million from the corresponding period in 2012. The increases in interest-bearing deposits are a result of the acquisition of Citizens South; the decreases in brokered deposits is a function of management electing not to renew maturing certificates in an effort to reduce reliance on brokered deposits.

The following tables summarize net interest income and average yields and rates paid for the periods indicated (dollars in thousands):

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,337,318	$18,805	5.64%	$729,163	$10,416	5.75%
Federal funds sold	12,330	7	0.23%	26,438	15	0.23%
Taxable investment securities	284,775	1,068	1.50%	210,435	969	1.84%
Tax-exempt investment securities	17,583	195	4.44%	17,693	186	4.21%
Other interest-earning assets	90,306	69	0.31%	28,841	56	0.78%

Total interest-earning assets	1,742,312	20,144	4.64%	1,012,570	11,642	4.62%

Allowance for loan losses	(11,736)			(9,135)
Cash and due from banks	14,315			15,023
Premises and equipment	57,292			24,470
Other assets	165,553			84,103

Total assets	$1,967,736			$1,127,031

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$285,697	$62	0.09%	$83,927	$69	0.33%
Savings and money market	445,158	317	0.29%	240,370	264	0.44%
Time deposits - core	493,995	313	0.25%	217,837	378	0.70%
Time deposits - brokered	102,716	215	0.84%	147,685	342	0.93%
Total interest-bearing deposits	1,327,566	907	0.27%	689,819	1,053	0.61%
Federal Home Loan Bank advances	55,000	137	1.00%	55,000	148	1.08%
Other borrowings	24,187	429	7.11%	13,685	341	10.02%
Total borrowed funds	79,187	566	2.87%	68,685	489	2.86%

Total interest-bearing liabilities	1,406,753	1,473	0.42%	758,504	1,542	0.82%

Net interest rate spread		18,671	4.22%		10,100	3.81%
Noninterest-bearing demand deposits	256,383			160,744
Other liabilities	22,589			13,438
Shareholders' equity	282,011			194,345

Total liabilities and shareholders' equity	$1,967,736			$1,127,031

Net interest margin			4.30%			4.01%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,341,937	$36,945	5.55%	$737,798	$22,526	6.14%
Federal funds sold	29,112	24	0.17%	19,777	23	0.23%
Taxable investment securities	264,947	1,934	1.46%	212,451	1,989	1.87%
Tax-exempt investment securities	17,739	385	4.34%	17,758	371	4.18%
Other interest-earning assets	83,541	179	0.43%	25,381	130	1.03%

Total interest-earning assets	1,737,276	39,467	4.58%	1,013,165	25,039	4.97%

Allowance for loan losses	(11,726)			(9,484)
Cash and due from banks	22,172			15,563
Premises and equipment	57,340			24,489
Other assets	167,804			85,417

Total assets	$1,972,866			$1,129,150

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$294,887	$153	0.10%	$81,249	$96	0.24%
Savings and money market	440,576	633	0.29%	243,548	563	0.46%
Time deposits - core	500,214	658	0.27%	226,667	768	0.68%
Time deposits - brokered	105,034	477	0.92%	146,548	773	1.06%
Total interest-bearing deposits	1,340,711	1,921	0.29%	698,012	2,200	0.63%
Federal Home Loan Bank advances	55,083	274	1.00%	56,648	309	1.10%
Other borrowings	27,462	865	6.35%	14,275	711	10.02%
Total borrowed funds	82,545	1,139	2.78%	70,923	1,020	2.89%

Total interest-bearing liabilities	1,423,256	3,060	0.43%	768,935	3,220	0.84%

Net interest rate spread		36,407	4.15%		21,819	4.13%
Noninterest-bearing demand deposits	248,370			152,755
Other liabilities	20,858			13,942
Shareholders' equity	280,382			193,518

Total liabilities and shareholders' equity	$1,972,866			$1,129,150

Net interest margin			4.23%			4.33%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

Provision for Loan Losses. Our provision for loan losses decreased $824 thousand, or 91.7%, to $75 thousand during the three months ended June 30, 2013, from $899 thousand during the corresponding period in 2012. For the six months ended June 30, 2013, our provision decreased $638 thousand, or 62.4%, to $384 thousand from $1.0 million during the corresponding period in 2012. The decrease in provision, in all periods presented, is a result of both a reduction in outstanding loans and improvement in the quality of our loans in addition to a $297,000 benefit attributable to FDIC loss share agreements assumed from Citizens South caused by an increase in expected loss in those acquired loans. Generally, these additional losses are reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by FDIC loss share agreements.

Included in the provision for loan losses for the three and six months ended June 30, 2013 was net impairment charges of $0.3 million and $0.8 million, respectively, associated with PCI loan pools. For the three and six months ended June 30, 2012, a net impairment charge of $0.2 million was recognized.

We had $0.2 million in net charge-offs during the three months ended June 30, 2013 compared to $1.0 million during the corresponding period in 2012. Year to date net charge-offs in 2013 were $0.4 million compared to $1.7 million during the first six months of 2012.

Noninterest Income. The following table presents components of noninterest income for the three and six months ended June 30, 2013 and 2012:

Noninterest Income

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
	(Unaudited)			%	(Unaudited)			%
	(Dollars in thousands)
Service charges on deposit accounts	$616	$299	$317	106.0%	$1,380	$613	$767	125.1%
Income from fiduciary activities	731	661	70	10.6%	1,439	1,260	179	14.2%
Gain on sale of securities available for sale	104	489	(385)	-78.7%	104	489	(385)	-78.7%
Bankcard services income	830	223	607	272.2%	1,428	451	977	216.6%
Mortgage banking income	977	540	437	80.9%	1,945	1,001	944	94.3%
Income from bank-owned life insurance	528	260	268	103.1%	909	519	390	75.1%
Other noninterest income	320	91	229	251.6%	469	185	284	153.5%

Total noninterest income	$4,106	$2,563	$1,543	60.2%	$7,674	$4,518	$3,156	69.9%

As a result of the mergers with Community Capital in November 2011 and Citizens South in October 2012, noninterest income has become a key component of our earnings. Noninterest income increased $1.5 million to $4.1 million for the three months ended June 30, 2013 from $2.6 million for the three months ended June 30, 2012. Noninterest income increased $3.2 million to $7.7 million for the six months ended June 30, 2013 from $4.5 million for the six months ended June 30, 2012. In both periods, the results are due to (i) an increase in service charges on deposit accounts associated with expanded retail and commercial banking activities; (ii) an increase in income from fiduciary activities associated with new asset management, investment brokerage and trust services; (iii) an increase associated with expanded ATM and card services, and (iv) gains on sales of loans associated with new mortgage brokerage activities. In addition, income from bank-owned life insurance increased in both periods primarily as a result of the bank-owned life insurance acquired from Citizens South.

Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $16.9 million for the three months ended June 30, 2013, an increase of 56.2% from $10.8 million for the corresponding period in 2012. Total noninterest expense was $33.0 million for the six months ended June 30, 2013, an increase of 50.9% from $11.1 million for the corresponding period in 2012. The increase in both periods was due to the inclusion of results from the Citizens South merger.

Excluding merger-related expenses of $822 thousand and $434 thousand for the three-month periods ended June 30, 2013 and 2012, respectively, noninterest expense increased $5.7 million for the three months ended June 30, 2013 compared to the corresponding period in 2012. Excluding merger-related expenses of $1.7 million and $1.4 million for the six-month periods ended June 30, 2013 and 2012, respectively, noninterest expense increased $10.8 million for the six months ended June 30, 2013 compared to the corresponding period in 2012. Adjusted noninterest expense, which excludes merger-related expenses, is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following table presents components of noninterest expense for the three and six months ended June 30, 2013 and 2012:

Noninterest Expense

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)
Salaries and employee benefits	$8,800	$5,871	$2,929	49.9%	$17,578	$11,995	$5,583	46.5%
Occupancy and equipment	1,980	910	1,070	117.6%	3,888	1,730	2,158	124.7%
Advertising and promotion	150	108	42	38.9%	370	269	101	37.5%
Legal and professional fees	861	614	247	40.2%	1,754	926	828	89.4%
Deposit charges and FDIC insurance	409	250	159	63.6%	896	541	355	65.6%
Data processing and outside service fees	1,640	696	944	135.6%	3,293	2,045	1,248	61.0%
Communication fees	448	196	252	128.6%	880	428	452	105.6%
Core deposit intangible amortization	257	102	155	152.0%	514	204	310	152.0%
Net cost (earnings) of operation of other real estate owned	(36)	809	(845)	-104.4%	(464)	1,331	(1,795)	-134.9%
Loan and collection expense	679	295	384	130.2%	1,005	539	466	86.5%
Postage and supplies	298	124	174	140.3%	627	320	307	95.9%
Other tax expense	127	70	57	81.4%	303	139	164	118.0%
Other noninterest expense	1,309	790	519	65.7%	2,309	1,371	938	68.4%

Total noninterest expense	$16,922	$10,835	$6,087	56.2%	$32,953	$21,838	$11,115	50.9%

As a result of the merger with Citizens South on October 1, 2012, expenses in almost all categories increased for both the three and six-month periods ended June 30, 2013. The following discussion highlights specific areas but does not intend to represent all variances.

Salaries and employee benefits expenses increased $2.9 million, or 49.9%, to $8.8 million in the three months ended June 30, 2013 compared to $5.9 million in the comparable period of 2012. Salaries and employee benefits expenses increased $5.6 million, or 46.5%, to $17.6 million in the six months ended June 30, 2013 compared to $12.0 million in the comparable period of 2012. These increases are primarily due to the increase in number of employees resulting from the Citizens South merger.

Occupancy and equipment expenses increased $1.1 million, or 117.6%, to $1.9 million in the second quarter of 2013, compared to $910 thousand in the comparable period of 2012. Occupancy and equipment expenses increased $2.2 million, or 124.7%, to $3.9 million in the first half of 2013, compared to $1.7 million in the comparable period of 2012. The increase is primarily due to the acquisition of property in connection with the merger with Citizens South.

Legal and professional fees increased $247 thousand, or 40.2%, to $861 thousand in the second quarter of 2013, compared to $614 thousand in the comparable period of 2012. Legal and professional fees increased $828 thousand, or 89.4%, to $1.8 million in the first half of 2013, compared to $926 thousand in the comparable period of 2012. Merger-related expenses included in these results for the second quarters of 2013 and 2012 were $223 thousand and $419 thousand, respectively. Merger-related expenses included in the results for the six-months ended June 30, 2013 and 2012 were $503 thousand and $643 thousand, respectively. The increase is primarily due to fees associated with the mergers with Citizens South and Community Capital related to merger integration as well as core systems integration.

We realized a net gain on operation of other real estate during the second quarter of 2013 of $36 thousand. This represents a decrease of $845 thousand, or 104.4%, when compared to the comparable period of 2012. We realized a net gain on operation of other real estate during the six months ended June 30, 2013 of $464 thousand compared to a net cost of $1.3 million for the comparable period in 2012. We have sold over 150 properties during the first six months of 2013 at a net gain of approximately $1.4 million compared to 42 properties in the first six months of 2012 at a net gain of approximately $159 thousand.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended June 30, 2013, we recognized income tax expense of $2.0 million compared to an income tax expense of $0.3 million for the same period in 2012. The effective tax rate for the three months ended June 30, 2013 is 34.05% compared to 27.02% for the same period in 2012. For the six months ended June 30, 2013, we recognized income tax expense of $3.7 million compared to an income tax expense of $1.1 million for the same period in 2012. The effective tax rate for the six months ended June 30, 2013 is 34.36% compared to 30.95% for the same period in 2012. The change in the effective tax rate was due to the amount of tax-exempt income and nondeductible merger-related expenses relative to the size of pre-tax income. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at June 30, 2013 was 23.9% compared to 22.0% at December 31, 2012. Both ratios exceeded our minimum internal target of 10%. In addition, at June 30, 2013, we had $247.4 million of credit available from the FHLB, $146.9 million from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At June 30, 2013, we had $267.0 million of pre-approved but unused lines of credit, $3.5 million of standby letters of credit and $4.1 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on June 30, 2013 was $277.1 million compared to the December 31, 2012 balance of $275.7 million. The $1.4 million increase was the result of net income before preferred dividends for the six months ended June 30, 2013 of $7.1 million, and $1.0 million of net share-based compensation expense, offset by a $6.4 million decrease in accumulated other comprehensive income from unrealized securities losses and $353 thousand of preferred stock dividends.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk based capital rules are designed to measure “Tier 1” capital (currently consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the existing guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. Under current regulations, all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At June 30, 2013, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of Federal regulatory requirements.

Capital Ratios

			Regulatory Minimums
			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions

	June 30, 2013	December 31, 2012	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$225,388	$219,060
Tier 2 capital	17,742	17,611

Total capital	$243,130	$236,671

Risk-weighted assets	$1,399,273	$1,451,532

Average assets for Tier 1	$1,894,989	$1,947,156

Risk-based capital ratios
Tier 1 capital	16.11%	15.09%	4.00%	6.00%
Total capital	17.38%	16.30%	8.00%	10.00%
Tier 1 leverage ratio	11.89%	11.25%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$199,899	$193,018
Tier 2 capital	17,742	17,611

Total capital	$217,641	$210,629

Risk-weighted assets	$1,394,843	$1,446,233

Average assets for Tier 1	$1,877,861	$1,913,420

Risk-based capital ratios
Tier 1 capital	14.33%	13.35%	4.00%	6.00%
Total capital	15.60%	14.56%	8.00%	10.00%
Tier 1 leverage ratio	10.65%	10.09%	4.00%	5.00%

The Bank has committed to its regulators to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for the three years following the Bank’s public offering. This commitment expires August 18, 2013. In addition, the Company currently is evaluating the possible redemption of its $20.5 million of Series C Preferred Stock which was assumed in the merger with Citizens South, subject to applicable regulatory and Board of Director approvals.

In July 2013, the federal banking regulatory agencies approved final regulatory capital rules applicable to U.S. banking organizations (the “Final Rules”) which will replace the existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the credit risk weightings for banking and trading book assets. The new regulatory capital rules establish the benchmark capital rules and capital floors that are generally applicable to U.S. banks under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and make the capital rules consistent with heightened international capital standards known as Basel III. These new capital standards will apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million.

Under the Final Rules, tier 1 capital will consist of two components: common equity tier 1 capital and additional tier 1 capital. Total tier 1 capital, plus tier 2 capital, will constitute total risk-based capital. The required minimum ratios will be (i) common equity tier 1 risk-based capital ratio of 4.5%; (ii) tier 1 risk-based capital ratio of 6%; (iii) total risk-based capital ratio of 8%; and (iv) tier 1 leverage ratio of average consolidated assets of 4%. Advanced approaches banking organizations (those organizations with either total assets of $250 billion or more, or with foreign exposure of $10 billion or more) also will be subject to a supplementary leverage ratio that incorporates a broader set of exposures in the denominator. The Final Rules also incorporate these changes in regulatory capital into the prompt corrective action framework, under which the thresholds for “adequately capitalized” banking organizations will be equal to the new minimum capital requirements. Under this framework, in order to be considered “well capitalized”, insured depository institutions will be required to maintain a tier 1 leverage ratio of 5%, a common equity tier 1 risk-based capital measure of 6.5%, a tier 1 risked-based capital ratio of 8% and a total risk-based capital ratio of 10%.

The Final Rules also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. Advanced approaches organizations also will be subject to a countercyclical capital buffer. Failure to satisfy the capital buffer requirements would result in increasingly stringent limitations on various types of capital distributions, including dividends, share buybacks and discretionary payments on tier 1 instruments, and discretionary bonus payments.

The Final Rules reflect changes from the June 2012 proposals that minimize the impact of the revised capital regulations on community banks. In particular, banking organizations with less than $15 billion in total assets (including the Company and the Bank) will not be subject to the phase-out of non-qualifying tier 1 capital instruments, such as trust preferred securities (“TruPS”), that were issued and outstanding prior to May 19, 2010. In addition, non-advanced approaches banking organizations will have a one-time option to exclude certain components of accumulated other comprehensive income from inclusion in regulatory capital, comparable to treatment under the current capital rules. The Final Rules also retain the existing treatment for residential mortgage exposures in the current risk-based capital rules, rather than adopt the proposed changes that would have required banking organizations to determine the risk weights based on a complex categorization and loan-to-value assessment.

Although the Final Rules alleviate some of the concerns of community banks with the capital standards as originally proposed, the new capital standards will impose significant changes on the definition of capital, including the inability to include instruments such as TruPS in tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Final Rules increase the risk-weights of various assets, including certain high volatility commercial real estate and past due asset exposures.

Non-advanced approaches banking organizations, including the Company and the Bank, must begin compliance with the new minimum capital ratios and the standardized approach for risk-weighted assets as of January 1, 2015, and the revised definitions of regulatory capital and the revised regulatory capital deductions and adjustments will be phased in over time for such organizations beginning as of that date. The capital conservation buffer will be phased in for all banking organizations beginning January 1, 2016.

Management is currently assessing the impact of the Final Rules to its regulatory capital ratios but does not expect these changes to result in a material difference.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 16 of the 2012 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved in any unconsolidated SPE transactions.

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

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 30.0% over the next twelve months. We currently operate well within these guidelines. However, the current interest rate environment creates an unusual scenario; specifically, our earnings may be negatively impacted by either a significant increase or decrease in short-term interest rates. As of June 30, 2013, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth, we could expect net interest income to decrease by approximately 4.8% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. This decrease results from our cost of interest-bearing liabilities, which was 0.43% for the six months ended June 30, 2013, being unable to fully benefit from a 300 basis point decline in rates, while our yield on interest-earning assets, which was 4.58% for the period, could suffer from the full decline. Concurrently, if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 8.7% over twelve months given that we are currently in a slight liability-sensitive position. As of December 31, 2012, based on the results of this simulation model, which assumed a dynamic environment with contemplated asset growth, we expected net interest income to decrease by approximately 3% over twelve months if short-term interest rates immediately decreased by 300 basis points, which was unlikely based on the rate levels at that time. Conversely, if short term interest rates increased by 300 basis points, net interest income was expected to decrease by approximately 3% over twelve months.

As of June 30, 2013, we maintained two loan swaps accounted for as fair value hedges. The aggregate original notional amount of these swaps was $6.2 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(297) thousand and $(453) thousand at June 30, 2013 and December 31, 2012, respectively. We recorded interest expense on these loan swaps of $39 thousand and $0.1 million in each of the three and six months ended June 30, 2013, and $0.1 million and $0.2 million in each of the three and six months ended June 30, 2012.

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

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At June 30, 2013, our cumulative one year gap was $(140.2) million, or –7.1% of total assets, indicating a net liability-sensitive position. Our cumulative one year gap at December 31, 2012 was $(10.0) million, or -0.5% of total assets.

The following table reflects our rate sensitive assets and liabilities by maturity as of June 30, 2013. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
	Months	One Year	Years	Five Years	Total
	(Dollars in thousands)
At June 30, 2013:
Interest-earning assets:
Interest-bearing deposits	$100,469	$-	$-	$-	$100,469
Federal funds sold	495	-	-	-	495
Securities	29,151	50,666	104,623	151,185	335,625
Loans and loans held for sale	503,152	200,271	504,844	107,377	1,315,644
Total interest-earning assets	633,267	250,937	609,467	258,562	1,752,233

Interest-bearing liabilities:
Demand deposits	57,587	-	131,626	98,720	287,933
MMDA and savings	455,858	-	-	-	455,858
Time deposits	121,460	333,196	129,412	-	584,068
Short term borrowings	2,176	-	-	-	2,176
Long term borrowings	49,917	-	20,000	6,895	76,812
Total interest-bearing liabilities	686,998	333,196	281,038	105,615	1,406,847

Derivatives	6,150	-	(6,150)	-	-

Interest sensitivity gap	$(47,581)	$(82,259)	$322,279	$152,947	$345,386
Cumulative interest sensitivity gap	$(47,581)	$(129,840)	$192,439	$345,386

Percentage of total assets		-6.58%

At December 31, 2012:
Interest-earning assets:
Interest-bearing deposits	$101,431	$-	$-	$-	$101,431
Federal funds sold	45,995	-	-	-	45,995
Securities	19,608	31,765	97,089	104,531	252,993
Loans and loans held for sale	519,789	268,764	492,638	89,663	1,370,854
Total interest-earning assets	686,823	300,529	589,727	194,194	1,771,273

Interest-bearing liabilities:
Demand deposits	53,274	-	121,769	146,842	321,885
MMDA and savings	437,951	-	-	-	437,951
Time deposits	152,722	284,894	190,408	649	628,673
Short term borrowings	10,143	-	-	-	10,143
Long term borrowings	64,678	-	20,000	6,895	91,573
Total interest-bearing liabilities	718,768	284,894	332,177	154,386	1,490,225

Derivatives	10,415	(4,265)	(6,150)	-	-

Interest sensitivity gap	$(21,530)	$11,370	$251,400	$39,808	$281,048
Cumulative interest sensitivity gap	$(21,530)	$(10,160)	$241,240	$281,048

Percentage of total assets		-0.50%

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended June 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Repurchases from April 1, 2013 through April 30, 2013	-	$-	-	2,197,000

Repurchases from May 1, 2013 through May 31, 2013	-	-	-	2,197,000

Repurchases from June 1, 2013 through June 30, 2013	-	-	-	2,197,000

Total	-	$-	-	2,197,000

(1)	On November 2, 2012, we announced a program which expires on December 31, 2014 to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

The Company’s ability to pay dividends is subject to the provisions of the Series C Preferred Stock described in Note 10 - Preferred Stock, in addition to the various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.

During the three months ended June 30, 2013, the Company did not have any unregistered sales of equity securities.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: August 8, 2013	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: August 8, 2013	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed November 9, 2012

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934