Form 10-Q
period 2013-09-30
Park Sterling Corp
filed 2013-11-08
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013, the registrant had outstanding 44,776,936 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30, 2013	December 31, 2012 *

ASSETS

Cash and due from banks	$11,780	$36,716
Interest-earning balances at banks	40,222	101,431
Federal funds sold	695	45,995
Investment securities available-for-sale, at fair value	328,396	245,571
Investment securities held-to-maturity (fair value of $26,680 and $0, respectively)	26,636	-
Nonmarketable equity securities	6,805	7,422
Loans held for sale	3,070	14,147
Loans:
Non-covered	1,240,307	1,254,954
Covered	76,035	101,753
Less allowance for loan losses	(8,652)	(10,591)
Net loans	1,307,690	1,346,116

Premises and equipment, net	56,670	57,222
Bank-owned life insurance	47,485	46,133
Deferred tax asset	38,528	41,025
Other real estate owned - non-covered	8,708	18,427
Other real estate owned - covered	6,173	6,646
Goodwill	26,589	26,589
FDIC indemnification asset	13,959	18,697
Core deposit intangible	8,886	9,658
Accrued interest receivable	4,006	3,821
Other assets	3,762	7,446

Total assets	$1,940,060	$2,033,062

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$262,114	$243,495
Interest-bearing	1,293,849	1,388,509
Total deposits	1,555,963	1,632,004

Short-term borrowings	2,702	10,143
FHLB advances	75,000	70,000
Subordinated debt	21,932	21,573
Accrued interest payable	425	516
Accrued expenses and other liabilities	24,285	23,124
Total liabilities	1,680,307	1,757,360

Shareholders' equity:
Preferred stock, no par value 5,000,000 shares authorized; 0 and 20,500 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	20,500
Common stock, $1.00 par value 200,000,000 shares authorized;44,761,384 and 44,575,853 shares issued and outstanding at September 30, 2013and December 31, 2012, respectively	44,761	44,576
Additional paid-in capital	222,559	220,996
Accumulated deficit	(3,549)	(13,568)
Accumulated other comprehensive income (loss)	(4,018)	3,198
Total shareholders' equity	259,753	275,702

Total liabilities and shareholders' equity	$1,940,060	$2,033,062

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Interest income
Loans, including fees	$17,970	$10,346	$54,916	$32,873
Federal funds sold	-	16	24	38
Taxable investment securities	1,494	826	3,429	2,814
Tax-exempt investment securities	187	187	571	559
Nonmarketable equity securities	37	22	109	114
Interest on deposits at banks	48	34	154	73
Total interest income	19,736	11,431	59,203	36,471

Interest expense
Money market, NOW and savings deposits	399	339	1,186	998
Time deposits	455	632	1,590	2,174
Short-term borrowings	-	-	7	3
FHLB advances	137	149	411	457
Subordinated debt	431	340	1,288	1,047
Total interest expense	1,422	1,460	4,482	4,679
Net interest income	18,314	9,971	54,721	31,792

Provision for loan losses	(419)	7	(35)	1,029
Net interest income after provision for loan losses	18,733	9,964	54,756	30,763

Noninterest income
Service charges on deposit accounts	637	324	2,016	935
Income from fiduciary activities	795	605	2,041	1,700
Commissions and fees from investment brokerage	115	61	308	226
Gain on sale of securities available for sale	-	989	104	1,478
Bankcard services income	639	174	1,818	560
Mortgage banking income	401	662	2,346	1,663
Income from bank-owned life insurance	537	294	1,447	813
Other noninterest income	133	209	603	328
Total noninterest income	3,257	3,318	10,683	7,703

Noninterest expense
Salaries and employee benefits	8,606	6,314	26,185	18,303
Occupancy and equipment	1,861	928	5,750	2,712
Advertising and promotion	186	144	556	413
Legal and professional fees	732	1,181	2,486	2,113
Deposit charges and FDIC insurance	372	261	1,268	777
Data processing and outside service fees	1,268	784	4,561	2,772
Communication fees	432	198	1,312	626
Core deposit intangible amortization	257	102	772	307
Net cost (earnings) of operation of other real estate owned	142	964	(323)	2,295
Loan and collection expense	556	434	1,560	974
Postage and supplies	188	112	815	431
Other tax expense	128	70	431	208
Other noninterest expense	942	711	3,002	1,979
Total noninterest expense	15,670	12,203	48,375	33,910

Income before income taxes	6,320	1,079	17,064	4,556

Income tax expense	2,106	459	5,798	1,535

Net income	4,214	620	11,266	3,021

Preferred dividends	-	-	353	-

Net income to common shareholders	$4,214	$620	$10,913	$3,021

Basic earnings per common share	$0.10	$0.02	$0.25	$0.09

Diluted earnings per common share	$0.10	$0.02	$0.25	$0.09

Dividends per common share	$0.02	$-	$0.02	$-

Weighted-average common shares outstanding
Basic	44,170,964	32,138,367	44,098,417	32,111,466
Diluted	44,273,821	32,138,554	44,172,469	32,111,527

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net income	$4,214	$620	$11,266	$3,021

Unrealized holding gains (losses) on available-for-sale securities	(1,286)	1,773	(11,403)	3,366
Income tax effect	478	(665)	4,242	(1,173)
Reclassification of gains recognized in net income, reported as gain on sale of securities available for sale on the condensed consolidated statement of income	-	(989)	(104)	(1,478)
Income tax effect	-	371	49	515

Total other comprehensive income (loss)	(808)	490	(7,216)	1,230
		.		.
Total comprehensive income	$3,406	$1,110	$4,050	$4,251

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2011	-	$-	32,643,627	$32,644	$172,390	$(17,860)	$2,880	$190,054

Issuance of restricted stock grants	-	-	63,000	63	(63)	-	-	-

Share-based compensation expense	-	-	-	-	1,499	-	-	1,499

Comprehensive income:
Net income	-	-	-	-	-	3,021	-	3,021

Unrealized holding gains on available-for-sale securities,net of taxes	-	-	-	-	-	-	1,230	1,230

Balance at September 30, 2012	-	$-	32,706,627	$32,707	$173,826	$(14,839)	$4,110	$195,804

Balance at December 31, 2012	20,500	$20,500	44,575,853	$44,576	$220,996	$(13,568)	$3,198	$275,702

Redemption of preferred stock	(20,500)	(20,500)	-	-	-	-	-	(20,500)

Issuance of restricted stock grants	-	-	151,500	151	(151)	-	-	-

Forfeitures of restricted stock grants	-	-	(21,360)	(21)	21	-	-	-

Exercise of stock options	-	-	55,391	55	225	-	-	280

Share-based compensation expense	-	-	-	-	1,468	-	-	1,468

Dividends on preferred stock	-	-	-	-	-	(353)	-	(353)

Dividends on common stock	-	-	-	-	-	(894)	-	(894)

Comprehensive income:
Net income	-	-	-	-	-	11,266	-	11,266

Unrealized holding losses on available-for-sale securities,net of taxes	-	-	-	-	-	-	(7,216)	(7,216)

Balance at September 30, 2013	-	$-	44,761,384	$44,761	$222,559	$(3,549)	$(4,018)	$259,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$11,266	$3,021
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(6,314)	(4,549)
Net amortization on investments	1,350	895
Other depreciation and amortization	5,848	1,309
Provision for (release of provision for) loan losses	(35)	1,029
Share-based compensation expense	1,468	1,499
Deferred income taxes	6,787	1,405
Amortization of FDIC indemnification asset	209	-
Net gains on sales of investment securities available-for-sale	(104)	(1,478)
Net gains on sales of loans held for sale	(1,293)	(742)
Net (gains) losses on sales of premises and equipment	(18)	78
Net gains on sales of other real estate owned	(1,664)	(109)
Writedowns on other real estate owned	1,152	1,797
Income from bank-owned life insurance	(1,447)	(813)
Proceeds from loans held for sale	93,800	48,151
Disbursements for loans held for sale	(81,430)	(47,250)
Change in assets and liabilities:
Increase in FDIC indemnification asset	(1,576)	-
(Increase) decrease in accrued interest receivable	(185)	1,193
Decrease in other assets	2,388	2,604
Decrease in accrued interest payable	(91)	(1,341)
Increase in accrued expenses and other liabilities	1,520	1,149
Net cash provided by operating activities	31,631	7,848

Cash flows from investing activities
Net decrease in loans	35,245	45,156
Purchases of premises and equipment	(1,988)	(3,414)
Proceeds from sales of premises and equipment	73	120
Purchases of investment securities available-for-sale	(154,459)	(51,719)
Purchases of investment securities held-to-maturity	(27,284)	-
Proceeds from sales of investment securities available-for-sale	22,815	46,367
Proceeds from maturities and call of investment securities available-for-sale	37,936	31,167
Proceeds from maturities of investment securities held-to-maturity	171	-
FDIC reimbursement of recoverable covered asset losses	6,104	-
Proceeds from sale of other real estate owned	17,642	7,151
Net redemptions of nonmarketable equity securities	617	3,911
Net cash provided (used) by investing activities	(63,128)	78,739

Cash flows from financing activities
Net decrease in deposits	(76,040)	(14,962)
Advances of long-term borrowings	5,000	15,000
Decrease in short-term borrowings	(7,441)	(8,630)
Redemption of preferred stock	(20,500)	-
Exercise of stock options	280	-
Payment of preferred dividends	(353)	-
Payment of common dividends	(894)	-
Net cash used by financing activities	(99,948)	(8,592)

Net increase (decrease) in cash and cash equivalents	(131,445)	77,995

Cash and cash equivalents, beginning	184,142	28,541

Cash and cash equivalents, ending	$52,697	$106,536

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,573	$6,020
Cash paid for income taxes	74	94

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$(7,216)	$1,230
Transfer from other assets to investment securities available-for-sale	1,393	-
Loans transferred to other real estate owned	6,938	7,464

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At September 30, 2013 and December 31, 2012, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2013 and December 31, 2012, and the results of its operations and cash flows for the three- and nine-months ended September 30, 2013 and 2012. Operating results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

Note 2 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of income or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company has adopted this standard and the required disclosures are presented in the condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (a consensus of the FASB Emerging Issues Task Force), to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the provisions of the ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Management does not expect this standard to have a material impact on the Company’s consolidated financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (a consensus of the FASB Emerging Issues Task Force). The ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to United States Treasury rates and the London InterBank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The standard is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Management does not expect this standard to have a material impact on the Company’s consolidated financial statements.

Note 3– Business Combinations and Goodwill

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The assets and liabilities assumed from Citizens South were recorded at their fair value as of the closing date of the merger. Goodwill of $22.5 million was initially recorded at the time of acquisition. As a result of refinements to the fair value mark on loans, bank-owned life insurance, other real estate owned (“OREO”), the FDIC indemnification asset, deferred tax assets (“DTAs”), other assets, and other liabilities, goodwill as indicated below is $3.5 million greater than the goodwill estimated in the Company’s 2012 Audited Financial Statements. Goodwill as of December 31, 2012 has been retrospectively adjusted. The following table summarizes the consideration paid by the Company in the merger with Citizens South and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded by Citizens South	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$24,283
Common shares issued (11,857,226 shares)			58,575
Fair value of noncontrolling interest			20,500

Fair Value of Total Consideration Transferred			$103,358

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$48,661	$-	$48,661
Securities	88,068	2,275	90,343
Nonmarketable equity securities	5,390	-	5,390
Loans held for sale	1,695	-	1,695
Loans, net of allowance	694,016	(12,340)	681,676
Premises and equipment	25,443	4,326	29,769
Core deposit intangibles	1,032	5,168	6,200
Other real estate owned	18,957	(3,169)	15,788
Bank owned life insurance	18,879	(79)	18,800
Deferred tax asset	3,560	(728)	2,832
FDIC indemnification asset	20,652	1,846	22,498
Other assets	4,338	(238)	4,100

Total assets acquired	$930,691	$(2,939)	$927,752

Deposits	$826,134	$2,166	$828,300
Short term borrowings	7,678	-	7,678
Junior subordinated debt	15,464	(6,627)	8,837
Other liabilities	418	5,128	5,546

Total liabilities assumed	$849,694	$667	$850,361

Total identifiable assets	$80,997	$(3,606)	$77,391

Goodwill resulting from acquisition			$25,967

Goodwill

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

In September 2011, the FASB issued ASU 2011-08, which gives entities the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by reporting-unit basis. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more likely than not that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required.

The Company performed the first step as outlined in ASU 2011-08 in assessing the carrying value of goodwill related to the mergers with Community Capital and Citizens South as of September 30, 2013, its annual test date, and determined that it was unlikely that the fair value was less than the carrying amount and that no further testing or impairment charge was necessary. Additionally, should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2013 evaluation that caused the Company to perform an interim review of the carrying value of goodwill related to either the merger with Community Capital or the merger with Citizens South.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale and securities held-to-maturity at September 30, 2013 and December 31, 2012 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2013
Securities available-for-sale:
U.S. Government agencies	$514	$49	$-	$563
Municipal securities	15,830	784	-	16,614
Residential agency mortgage-backed securities (MBS)	93,744	1,265	(349)	94,660
Commercial MBS	66,739	-	(4,678)	62,061
All other debt securities	156,562	324	(4,227)	152,659
All other equity securities	1,393	446	-	1,839
	$334,782	$2,868	$(9,254)	$328,396

Securities held-to-maturity:
Residential agency MBS	$15,748	$143	$-	$15,891
All other debt securities	10,888	78	(177)	10,789
	$26,636	$221	$(177)	$26,680

December 31, 2012
Securities available-for-sale:
U.S. Government agencies	$518	$65	$-	$583
Municipal securities	16,258	1,727	-	17,986
Residential agency MBS	156,492	3,188	(567)	159,113
All other debt securities	67,181	1,017	(309)	67,889
	$240,450	$5,997	$(876)	$245,571

At September 30, 2013 and December 31, 2012, investment securities with a fair market value of $94.1 million and $102.5 million, respectively, were pledged to secure public and trust deposits and for other purposes as required and permitted by law.

At September 30, 2013, commercial MBS include $56.3 million of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $5.7 million of private-label securities collateralized by commercial properties. There were no commercial MBS at December 31, 2012.

At September 30, 2013, all other debt securities include $5.7 million of asset-backed securities which are equally collateralized by the Federal family education loan program and private student loan program. There were no private-label asset-backed securities at December 31, 2012.

The amortized cost and fair value of investment securities at September 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential MBS are backed by an agency of the U.S. government. None of our residential MBS are private-label securities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of Investment Portfolio

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)

U.S. Government agencies
Due after one year through five years	$514	$563	$-	$-
Municipal securities
Due under one year	450	455	-	-
Due after ten years	15,380	16,159	-	-
Residential agency MBS
Due after five years through ten years	21,880	22,013	-	-
Due after ten years	71,864	72,647	15,748	15,891
Commercial MBS
Due after five years through ten years	66,739	62,061	-	-
All other debt securities
Due after five years through ten years	8,317	8,193	-	-
Due after ten years	148,245	144,466	10,888	10,789
All other equity securities	1,393	1,839	-	-
	$334,782	$328,396	$26,636	$26,680

Securities available-for-sale of $22.8 million were sold in the nine months ended September 30, 2013 resulting in a gross gain of $0.1 million. There were no sales of securities available-for-sale during the three months ended September 30, 2013. During the nine months ended September 30, 2012, the Company sold $46.4 million of securities available-for-sale, resulting in a gross gain of $1.5 million. During the three months ended September 30, 2012, the Company sold $23.9 million of securities available-for-sale, resulting in a gross gain of $1.0 million.

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for investment securities with unrealized losses at September 30, 2013 and December 31, 2012. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At September 30, 2013 and December 31, 2012, one corporate debt security has been in a continuous loss position for twelve months or more. This unrealized loss is due to market volatility and uncertainty since the security was purchased. Management believes that the unrealized losses are temporary and fully expects to collect all cash flows.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2013
Securities available-for-sale:
Residential agency MBS	$22,670	$(349)	$-	$-	$22,670	$(349)
Commercial MBS	62,061	(4,678)	-	-	62,061	(4,678)
All other debt securities	113,309	(4,137)	410	(90)	113,719	(4,227)
	$198,040	$(9,164)	$410	$(90)	$198,450	$(9,254)

Securities held-to-maturity:
All other debt securities	$5,658	$(177)	$-	$-	$5,658	$(177)
	$5,658	$(177)	$-	$-	$5,658	$(177)

December 31, 2012
Securities available-for-sale:
Residential agency MBS	$40,041	$(567)	$-	$-	$40,041	$(567)
All other debt securities	30,931	(224)	415	(85)	31,346	(309)
	$70,972	$(791)	$415	$(85)	$71,387	$(876)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investments in CSBC Statutory Trust I and Community Capital Corporation Statutory Trust I. These investments totaled $6.8 million at September 30, 2013 and $7.4 million at December 31, 2012. Included in these amounts at September 30, 2013 and December 31, 2012 was $5.8 million and $6.3 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of September 30, 2013 and December 31, 2012. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At September 30, 2013 and December 31, 2012, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	September 30, 2013			December 31, 2012
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
	(dollars in thousands)
Commercial:
Commercial and industrial	$6,488	$125,035	$131,523	$7,323	$111,809	$119,132
Commercial real estate (CRE) - owner-occupied	39,545	233,795	273,340	44,925	254,491	299,416
CRE - investor income producing	64,087	307,816	371,903	85,959	285,998	371,957
Acquisition, construction and development (AC&D)	29,165	113,619	142,784	39,541	101,120	140,661
Other commercial	142	3,799	3,941	742	4,886	5,628
Total commercial loans	139,427	784,064	923,491	178,490	758,304	936,794

Consumer:
Residential mortgage	34,784	139,996	174,780	40,483	148,049	188,532
Home equity lines of credit (HELOC)	1,736	144,748	146,484	1,949	161,676	163,625
Residential construction	7,459	39,040	46,499	11,265	41,547	52,812
Other loans to individuals	1,356	23,369	24,725	2,095	13,458	15,553
Total consumer loans	45,335	347,153	392,488	55,792	364,730	420,522
Total loans	184,762	1,131,217	1,315,979	234,282	1,123,034	1,357,316
Deferred costs (fees)	-	363	363	-	(609)	(609)
Total loans, net of deferred costs (fees)	$184,762	$1,131,580	$1,316,342	$234,282	$1,122,425	$1,356,707

Included in the September 30, 2013 and December 31, 2012 loan totals are $76.0 million and $101.7 million, respectively, of covered loans pursuant to FDIC loss share agreements assumed by the Bank in connection with the Citizens South merger. At September 30, 2013, approximately $72.7 million of the covered loans are included in PCI loans and $3.3 million is included in all other loans. At December 31, 2012, $96.9 million of the covered loans are included in PCI loans and $4.8 million is included in all other loans.

At September 30, 2013 and December 31, 2012, the Company had sold participations in loans aggregating $6.0 million and $10.8 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, but generally range from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans have ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does  for on-balance sheet instruments. Total loans sold with limited recourse in the nine months ended September 30, 2013 were $92.5 million. Total loans sold with limited recourse in the nine months ended September 30, 2012 were $47.4 million.

At September 30, 2013 and December 31, 2012, the carrying value of loans pledged as collateral on FHLB borrowings totaled $318.8 million and $144.2 million, respectively. At September 30, 2013 and December 31, 2012, the carrying value of loans pledged as collateral on the Federal Reserve Discount Window totaled $157.4 million and $83.1 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate including construction loans and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At September 30, 2013 and December 31, 2012, the Company had no loans outstanding with non-U.S. entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan Losses - The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and September 30, 2012.

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

For the three months ended September 30, 2013	(dollars in thousands)
Allowance for Loan Losses, excluding PCI:
Balance, beginning of period	$1,585	$343	$1,419	$3,930	$4	$267	$1,311	$518	$86	$9,463
Provision for loan losses	539	57	26	(1,240)	1	284	357	(44)	20	-
Charge-offs	(634)	(12)	(9)	(88)	-	(125)	(68)	-	(22)	(958)
Recoveries	52	1	26	-	1	32	16	2	11	141
Net charge-offs	(582)	(11)	17	(88)	1	(93)	(52)	2	(11)	(817)
Balance, end of period	$1,542	$389	$1,462	$2,602	$6	$458	$1,616	$476	$95	$8,646

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$216	$-	$1	$445	$-	$394	$3	$289	$36	$1,384
PCI impairment charge-offs	(216)	-	-	(163)	-	(311)	-	(233)	(36)	(959)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(216)	-	-	(163)	-	(311)	-	(233)	(36)	(959)

PCI release of provision for loan losses	-	-	(1)	(282)	-	(77)	(3)	(56)	-	(419)
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	(1)	(282)	-	(77)	(3)	(56)	-	(419)

Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$6	$-	$-	$-	$6

Total Allowance for Loan Losses	$1,542	$389	$1,462	$2,602	$6	$464	$1,616	$476	$95	$8,652

For the nine months ended September 30, 2013
Allowance for Loan Losses, excluding PCI:
Balance, beginning of period	$849	$496	$1,102	$4,157	$8	$454	$1,463	$1,046	$49	$9,624
Provision for loan losses	1,740	(64)	131	(2,206)	(3)	69	756	(616)	66	(127)
Charge-offs	(1,190)	(52)	(230)	(94)	-	(128)	(660)	(49)	(52)	(2,455)
Recoveries	143	9	459	745	1	63	57	95	32	1,604
Net charge-offs	(1,047)	(43)	229	651	1	(65)	(603)	46	(20)	(851)
Balance, end of period	$1,542	$389	$1,462	$2,602	$6	$458	$1,616	$476	$95	$8,646

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$225	$-	$-	$542	$-	$200	$-	$-	$-	$967
PCI impairment charge-offs	(216)	-	(16)	(177)	(386)	(311)	-	(233)	(36)	(1,375)
PCI impairment recoveries	-	-	-	25	-	-	-	-	-	25
Net PCI impairment charge-offs	(216)	-	(16)	(152)	(386)	(311)	-	(233)	(36)	(1,350)

PCI provision for loan losses	(9)	-	16	(390)	386	117	-	233	36	389
Benefit attributable to FDIC loss share agreements	(104)	-	(1)	(192)	-	-	-	-	-	(297)
Total provision for loan losses charged to operations	(113)	-	15	(582)	386	117	-	233	36	92

Provision for loan losses recorded through FDIC loss share receivable	104	-	1	192	-	-	-	-	-	297
Balance, end of period	$-	$-	$-	$-	$-	$6	$-	$-	$-	$6

Total Allowance for Loan Losses	$1,542	$389	$1,462	$2,602	$6	$464	$1,616	$476	$95	$8,652

 PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

For the three months ended September 30, 2012	(dollars in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$1,180	$397	$1,326	$3,710	$10	$792	$1,370	$606	$40	$9,431
Provision for loan losses	153	(14)	412	(524)	1	(22)	(21)	(12)	(3)	(30)
PCI provision for loan losses	67	-	-	-	-	(30)	-	-	-	37
Charge-offs	(146)	(56)	(500)	(383)	-	(5)	(8)	-	(4)	(1,102)
Recoveries	19	-	48	658	-	10	5	124	7	871
Net charge-offs	(127)	(56)	(452)	275	-	5	(3)	124	3	(231)
Ending balance	$1,206	$327	$1,286	$3,461	$11	$745	$1,346	$718	$40	$9,207

For the nine months ended September 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$703	$740	$2,106	$3,883	$17	$309	$1,898	$455	$43	$10,154
Provision for loan losses	1,009	(283)	199	(616)	88	304	(412)	467	(18)	738
PCI provision for loan losses	67	-	-	-	-	224	-	-	-	291
Charge-offs	(543)	(130)	(1,075)	(740)	(94)	(104)	(173)	(328)	(5)	(3,192)
Recoveries	37	-	56	934	-	12	33	124	20	1,216
Net charge-offs	(506)	(130)	(1,019)	194	(94)	(92)	(140)	(204)	15	(1,976)
Ending balance	$1,206	$327	$1,286	$3,461	$11	$745	$1,346	$718	$40	$9,207

 PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at September 30, 2013 and December 31, 2012.

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D	Other commercial	Residential mortgage	Home equity lines of credit	Residential construction	Other loans to individuals	Total

At September 30, 2013	(dollars in thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$16	$24	$202	$-	$-	$182	$509	$13	$-	$946
Collectively evaluated for impairment	1,526	365	1,260	2,602	6	276	1,107	463	95	7,700
	1,542	389	1,462	2,602	6	458	1,616	476	95	8,646
Purchased credit-impaired	-	-	-	-	-	6	-	-	-	6
Total	$1,542	$389	$1,462	$2,602	$6	$464	$1,616	$476	$95	$8,652

Recorded Investment in Loans:
Individually evaluated for impairment	$326	$2,266	$3,850	$2,275	$153	$4,951	$3,287	$79	$62	$17,249
Collectively evaluated for impairment	124,709	231,529	303,966	111,344	3,646	135,045	141,461	38,961	23,307	1,113,968
	125,035	233,795	307,816	113,619	3,799	139,996	144,748	39,040	23,369	1,131,217
Purchased credit-impaired	6,488	39,545	64,087	29,165	142	34,784	1,736	7,459	1,356	184,762
Total	$131,523	$273,340	$371,903	$142,784	$3,941	$174,780	$146,484	$46,499	$24,725	$1,315,979

At December 31, 2012
Allowance for Loan Losses:
Individually evaluated for impairment	$115	$-	$-	$-	$-	$249	$351	$-	$-	$715
Collectively evaluated for impairment	734	496	1,102	4,157	8	205	1,112	1,046	49	8,909
	849	496	1,102	4,157	8	454	1,463	1,046	49	9,624
Purchased credit-impaired	225	-	-	542	-	200	-	-	-	967
Total	$1,074	$496	$1,102	$4,699	$8	$654	$1,463	$1,046	$49	$10,591

Recorded Investment in Loans:
Individually evaluated for impairment	$607	$2,337	$4,243	$4,855	$168	$3,463	$1,925	$71	$73	$17,742
Collectively evaluated for impairment	111,202	252,154	281,755	96,265	4,718	144,586	159,751	41,476	13,385	1,105,292
	111,809	254,491	285,998	101,120	4,886	148,049	161,676	41,547	13,458	1,123,034
Purchased credit-impaired	7,323	44,925	85,959	39,541	742	40,483	1,949	11,265	2,095	234,282
Total	$119,132	$299,416	$371,957	$140,661	$5,628	$188,532	$163,625	$52,812	$15,553	$1,357,316

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

2)          Quantitative Reserve Component. Quantitative reserves represent the current loss contingency estimate on pools of loans, which is an estimate of the amount for which it is probable that the Company will be unable to collect all amounts due on homogeneous groups of loans according to contractual terms should one or more events occur, excluding those loans specifically identified above. During the fourth quarter of 2011, the Company introduced two enhancements to this component of the allowance. First, management completed its previously disclosed project to collect and evaluate internal loan loss data and now incorporates the Company’s historical loss experience in this component. Previously, given the Company’s limited operating history, this component of the allowance for loan losses was based on the historical loss experience of comparable institutions. Second, the methodology now segregates loans by product.

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

During the third quarter of 2013, the Company further segregated the AC&D portfolio into three collateral types: (i) CRE construction, (ii) 1-4 family construction and (iii) development (lots and land). These enhancements strengthen the granularity of the allowance methodology and better align with the Company’s present origination activities, which are focused on construction rather than development activities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

In determining the quantitative reserve component at September 30, 2013, management utilized the following look back periods:

i.	15 quarter – Commercial & industrial, CRE-investor income producing, AC&D-1-4 family construction, and AC&D-development (lots and land)

ii.	12 quarter – residential mortgage and HELOCs
iii.	11 quarter – residential construction
iv.	Minimum – CRE-owner-occupied, AC&D-CRE construction, other commercial and other consumer

At December 31, 2012, management utilized the following look back periods:

i.	12 quarter – AC&D, residential mortgage and residential construction
ii.	8 quarter – Commercial & industrial, CRE-owner-occupied, CRE-investor income producing, and HELOCs
iii.	Minimum –Other commercial and other consumer

The changes in the look back periods noted above were made to provide a better estimate of the loss inherent in the portfolio for each loan category and to reflect the availability of loss history.

3)          Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. During the second quarter of 2012, the Company refined its allowance methodology to eliminate the use of traditional risk grade factors as a single forward-looking qualitative indicator, which had been introduced during the fourth quarter of 2011, and instead focuses directly on five specific environmental factors. These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors. Management believes these refinements simplify application of the qualitative component of the allowance methodology. Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in 5 basis point increments, up or down, with a maximum of 0.50%. Details of the five environmental factors for inclusion in the allowance methodology are as follows:

i.

Portfolio trends, which may relate to such factors as type or level of loan origination activity, changes in asset quality (i.e., past due, special mention, non-performing) and/or changes in collateral values;

ii.	Portfolio concentrations, which may relate to individual borrowers and/or guarantors, geographic regions, industry sectors, and/or loan types;

iii.

Economic and market trends, which may relate to trends and/or levels of gross domestic production, unemployment, bankruptcies, foreclosures, housing starts, housing prices, equity prices, and/or competitor activities;

iv.	Changes in lending practices, which may relate to changes in credit policies, procedures, systems or staff; and

v.	Other factors, which is intended to capture environmental factors not specifically identified above.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition, qualitative reserves on purchased performing loans are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loan losses.

During the third quarter of 2013, the Company applied the qualitative other factors against CRE-investor income producing loans and residential mortgage loans to adjust for inherent risks that, in management’s judgment, are not adequately reflected in historical loss rates.

4)          Reserve on PCI Loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

This analysis resulted in net (recovery) impairment for the three- and nine-months ended September 30, 2013 of ($419) thousand and $389 thousand, respectively. Additionally, in the nine-month period, approximately $297 thousand is attributable to covered loans under FDIC loss share agreements. These covered loan impairments were a function of an increase in expected losses and as a result, the FDIC indemnification asset was increased. See Note 6 – FDIC Loss Share Agreements for further discussion. These impairments are spread among several pools and reporting segments. A full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three- and nine-months ended September 30, 2013.

The changes to the quantitative and qualitative reserve components of the non-PCI allowance for loan losses, in aggregate, did not have a material impact on the estimated allowance at September 30. 2013. The further segregation of the AC&D portfolio described above resulted in a decrease in the AC&D quantitative reserve of approximately $1.2 million from June 30, 2013 and $1.8 million from December 31, 2012. Offsetting this decrease were quantitative increases in the other loan portfolios as a result of extending look back periods which now contain sufficient build up in loss history. These increases were approximately $800 thousand from June 30, 2013 and $1.6 million from December 31, 2012. The growth in the loan portfolio coupled with the other qualitative factors referenced above resulted in a net $530 thousand increase in the qualitative factor from June 30, 2013 and $313 thousand from December 31, 2012. These changes, in management's judgment, produce a non-PCI allowance for loan losses that reflects the estimate of inherent losses in the loan portfolio at September 30, 2013.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At September 30, 2013 and December 31, 2012, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

Classified:

Loans in the classes that comprise the commercial and consumer portfolio segments that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans are not corrected in a timely manner.

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of September 30, 2013 and December 31, 2012, by loan class and by credit quality indicator.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of September 30, 2013
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$130,891	$266,152	$363,597	$134,773	$3,677	$899,090
Special mention	351	4,092	3,584	5,855	111	13,993
Classified	281	3,095	4,722	2,156	154	10,408
Total	$131,523	$273,339	$371,903	$142,784	$3,942	$923,491

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$170,624	$140,263	$45,717	$24,244	$380,848
Special mention	1,433	2,710	539	369	5,051
Classified	2,723	3,511	243	112	6,589
Total	$174,780	$146,484	$46,499	$24,725	$392,488

Total Loans					$1,315,979

	As of December 31, 2012
(dollars in thousands)	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$115,907	$292,418	$361,212	$126,167	$5,460	$901,164
Special mention	173	3,804	5,564	9,252	-	18,793
Classified	3,052	3,194	5,181	5,242	168	16,837
Total	$119,132	$299,416	$371,957	$140,661	$5,628	$936,794

	Residential Mortgage	Home Equity Lines of Credit	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$185,686	$158,335	$52,612	$15,444	$412,077
Special mention	1,115	2,599	-	78	3,792
Classified	1,731	2,691	200	31	4,653
Total	$188,532	$163,625	$52,812	$15,553	$420,522

Total Loans					$1,357,316

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following table presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of September 30, 2013 and December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans
	(dollars in thousands)
As of September 30, 2013
Commercial:
Commercial and industrial	$340	$221	$37	$6,488	$124,437	$131,523
CRE - owner-occupied	-	-	674	39,545	233,121	273,340
CRE - investor income producing	15	41	180	64,087	307,580	371,903
AC&D	-	-	542	29,165	113,077	142,784
Other commercial	-	-	-	142	3,799	3,941
Total commercial loans	355	262	1,433	139,427	782,014	923,491

Consumer:
Residential mortgage	-	33	1,926	34,784	138,037	174,780
Home equity lines of credit	311	263	2,143	1,736	142,031	146,484
Residential construction	-	38	40	7,459	38,962	46,499
Other loans to individuals	20	2	2	1,356	23,345	24,725
Total consumer loans	331	336	4,111	45,335	342,375	392,488
Total loans	$686	$598	$5,544	$184,762	$1,124,389	$1,315,979

As of December 31, 2012
Commercial:
Commercial and industrial	$1,316	$83	$230	$7,323	$110,180	$119,132
CRE - owner-occupied	48	1,903	113	44,925	252,427	299,416
CRE - investor income producing	224	27	366	85,959	285,381	371,957
AC&D	-	699	1,428	39,541	98,993	140,661
Other commercial	-	-	168	742	4,718	5,628
Total commercial loans	1,588	2,712	2,305	178,490	751,699	936,794

Consumer:
Residential mortgage	18	196	499	40,483	147,336	188,532
Home equity lines of credit	590	-	1,094	1,949	159,992	163,625
Residential construction	-	-	71	11,265	41,476	52,812
Other loans to individuals	36	4	-	2,095	13,418	15,553
Total consumer loans	644	200	1,664	55,792	362,222	420,522
Total loans	$2,232	$2,912	$3,969	$234,282	$1,113,921	$1,357,316

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

During the three- and nine-months ended September 30, 2013, the Company’s quarterly cash flow analyses indicated that net (release) impairment of $(419) thousand and $389 thousand was present in several of the Company’s PCI loan pools. This net (release) impairment is spread among almost all the loan segments presented in the table above and is the result of changes in cash flows, increases and decreases.

The following tables do not include information regarding impairment of the Company’s PCI loans. At December 31, 2012, the Company’s quarterly cash flow analyses indicated that three of fourteen PCI loan pools were impaired. This analysis resulted in $225 thousand net impairment in a commercial pool, $542 thousand net impairment in an AC&D pool and $200 thousand net impairment of a residential mortgage pool at December 31, 2012.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
	(dollars in thousands)
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$226	$2,125	$-	$377	$1,170	$-
CRE - owner-occupied	2,117	3,426	-	2,337	2,675	-
CRE - investor income producing	180	5,245	-	4,243	4,424	-
AC&D	2,275	9,775	-	4,855	9,306	-
Other commercial	153	196	-	168	172	-
Total commercial loans	4,951	20,767	-	11,980	17,747	-
Consumer:
Residential mortgage	3,616	4,384	-	2,252	2,363	-
Home equity lines of credit	1,035	3,481	-	1,419	2,439	-
Residential construction	-	1,441	-	71	551	-
Other loans to individuals	60	104	-	73	75	-
Total consumer loans	4,711	9,410	-	3,815	5,428	-
Total impaired loans with no related allowance recorded	$9,662	$30,177	$-	$15,795	$23,175	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$100	$110	$16	$230	$230	$115
CRE - owner-occupied	149	164	24	-	-	-
CRE - investor income producing	3,670	3,674	202	-	-	-
AC&D	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	3,919	3,948	242	230	230	115
Consumer:
Residential mortgage	1,335	1,398	182	1,211	1,250	249
Home equity lines of credit	2,252	2,309	509	506	707	351
Residential construction	79	81	13	-	-	-
Other loans to individuals	2	4	-	-	-	-
Total consumer loans	3,668	3,792	704	1,717	1,957	600
Total impaired loans with an allowance recorded	$7,587	$7,740	$946	$1,947	$2,187	$715

Total Impaired Loans:
Commercial:
Commercial and industrial	$326	$2,235	$16	$607	$1,400	$115
CRE - owner-occupied	2,266	3,590	24	2,337	2,675	-
CRE - investor income producing	3,850	8,919	202	4,243	4,424	-
AC&D	2,275	9,775	-	4,855	9,306	-
Other commercial	153	196	-	168	172	-
Total commercial loans	8,870	24,715	242	12,210	17,977	115
Consumer:
Residential mortgage	4,951	5,782	182	3,463	3,613	249
Home equity lines of credit	3,287	5,790	509	1,925	3,146	351
Residential construction	79	1,522	13	71	551	-
Other loans to individuals	62	108	-	73	75	-
Total consumer loans	8,379	13,202	704	5,532	7,385	600

Total impaired loans	$17,249	$37,917	$946	$17,742	$25,362	$715

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The average recorded investment and interest income recognized on impaired loans, by class, for the three and nine months ended September 30, 2013 and September 30, 2012 are shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$219	$4	$708	$-	$345	$4	$772	$-
CRE - owner-occupied	2,033	93	366	5	1,903	93	368	17
CRE - investor income producing	180	-	2,851	-	1,816	-	2,536	-
AC&D	2,300	58	6,775	14	3,982	181	8,884	44
Other commercial	154	-	160	-	160	-	102	-
Total commercial loans	4,886	155	10,860	19	8,206	278	12,662	61
Consumer:
Residential mortgage	2,876	14	621	-	2,207	46	715	-
Home equity lines of credit	1,139	16	770	-	1,183	16	928	-
Residential construction	-	-	76	-	24	-	128	-
Other loans to individuals	62	1	6	1	68	3	7	3
Total consumer loans	4,077	31	1,473	1	3,482	65	1,778	3
Total impaired loans with no related allowance recorded	$8,963	$186	$12,333	$20	$11,688	$343	$14,440	$64

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$437	$-	$230	$-	$516	$1	$88	$-
CRE - owner-occupied	74	-	-	-	30	-	-	-
CRE - investor income producing	3,675	37	-	-	2,192	112	-	-
AC&D	125	-	-	-	50	-	-	-
Other commercial	-	-	-	-	-	-	-	-
Total commercial loans	4,311	37	230	-	2,788	113	88	-
Consumer:
Residential mortgage	1,283	10	424	7	1,241	26	221	22
Home equity lines of credit	1,431	1	315	-	876	2	317	-
Residential construction	40	1	-	-	16	1	-	-
Other loans to individuals	3	-	-	-	1	-	-	-
Total consumer loans	2,757	12	739	7	2,134	29	538	22
Total impaired loans with an allowance recorded	$7,068	$49	$969	$7	$4,922	$142	$626	$22

Total Impaired Loans:
Commercial:
Commercial and industrial	$656	$4	$938	$-	$861	$5	$860	$-
CRE - owner-occupied	2,107	93	366	5	1,933	93	368	17
CRE - investor income producing	3,855	37	2,851	-	4,008	112	2,536	-
AC&D	2,425	58	6,775	14	4,032	181	8,884	44
Other commercial	154	-	160	-	160	-	102	-
Total commercial loans	9,197	192	11,090	19	10,994	391	12,750	61
Consumer:
Residential mortgage	4,159	24	1,045	7	3,448	72	936	22
Home equity lines of credit	2,570	17	1,085	-	2,059	18	1,245	-
Residential construction	40	1	76	-	40	1	128	-
Other loans to individuals	65	1	6	1	69	3	7	3
Total consumer loans	6,834	43	2,212	8	5,616	94	2,316	25

Total impaired loans	$16,031	$235	$13,302	$27	$16,610	$485	$15,066	$86

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2013, the Company recognized $235 thousand and $485 thousand, respectively, in interest income with respect to impaired loans, primarily accruing TDRs, within the period the loans were impaired. During the three and nine months ended September 30, 2012, the Company recognized $27 thousand and $86 thousand, respectively, with respect to impaired loans.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At September 30, 2013, there was $357 thousand in loans past due 90 days or more and accruing interest. These loans are being evaluated for collectability at September 30, 2013. At December 31, 2012, there was a $77 thousand loan past due 90 days or more and accruing interest. The recorded investment in nonaccrual loans at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial:
Commercial and industrial	$256	$607
CRE - owner-occupied	539	1,996
CRE - investor income producing	213	633
AC&D	542	3,872
Other commercial	153	168
Total commercial loans	1,703	7,276
Consumer:
Residential mortgage	2,456	1,096
Home equity lines of credit	2,576	1,925
Residential construction	40	71
Other loans to individuals	3	6
Total consumer loans	5,075	3,098
Total nonaccrual loans	$6,778	$10,374

PCI Loans – PCI loans had an unpaid principal balance of $220.7 million and $278.2 million and a carrying value of $184.8 million and $234.3 million at September 30, 2013 and December 31, 2012, respectively. PCI loans represented 9.5% and 11.5% of total assets at September 30, 2013 and December 31, 2012, respectively. Determining the fair value of the PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired companies.

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

In conjunction with the acquisition of Community Capital Corporation (“Community Capital”) in 2011, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

A summary of changes in the accretable yield for PCI loans for the nine months ended September 30, 2013 and 2012 follows:

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)

Accretable yield, beginning of period	$42,734	$14,264
Addition from the Community Capital acquisition	-	218
Interest income	(11,201)	(3,540)
Reclassification of nonaccretable difference due to improvement in expected cash flows	7,445	9,374
Other changes, net	725	(1,893)
Accretable yield, end of period	$39,703	$18,423

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

The Company had allocated $248 thousand and $54 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Company had 13 TDR loans totaling $7.6 million, of which $70 thousand are nonaccrual loans. As of December 31, 2012, the Company had 18 TDR loans totaling $10.2 million, of which $2.8 million were nonaccrual loans.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables represent a breakdown of the types of concessions made by loan class for the three- and nine-month periods ended September 30, 2013 and 2012.

	Three months ended September 30, 2013			Nine months ended September 30, 2013
(dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Residential mortgage	-	$-	$-	1	$43	$43
Total	-	-	-	1	43	43

Extended payment terms
AC&D	-	-	-	1	962	962
Total	-	-	-	1	962	962

Total	-	$-	$-	2	$1,005	$1,005

	Three months ended September 30, 2012			Nine months ended September 30, 2012
(dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
CRE - investor income producing	1	$3,610	$3,610	1	$3,610	$3,610
Total	1	$3,610	$3,610	1	$3,610	$3,610

There were no loans that were modified as TDRs within the 12 months ended September 30, 2013 and for which there was a payment default during the three months or nine months ended June 30, 2013. The following table presents loans that were modified as TDRs within the 12 months ended September 30, 2012 and for which there was a payment default during the three or nine months ended September 30, 2012 (dollars in thousands):

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate
Residential mortgage	-	$-	1	$323
Total	-	$-	1	$323

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended September 30, 2013 and 2012 (dollars in thousands):

Twelve Months Ended September 30, 2013
	Paid in full		Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	2	$164	1	$42	-	$-	-	$-
Extended payment terms	1	329	1	109	-	-	-	-
Total	3	$493	2	$151	-	$-	-	$-

Twelve Months Ended September 30, 2012
	Paid in full		Paying as restructured		Nonaccrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$3,592	1	$322	-	$-
Extended payment terms	-	-	2	415	2	426	-	-
Total	-	$-	3	$4,007	3	$748	-	$-

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

Loans to Directors, Executive Officers and Their Related Interests

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)

Beginning balance	$4,184	$3,998
Disbursements	12,830	710
Repayments	(1,928)	(429)
Ending balance	$15,086	$4,279

At September 30, 2013 and December 31, 2012, the Company had pre-approved but unused lines of credit totaling $2.8 million and $1.8 million, respectively, to related parties.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – FDIC Loss Share Agreements

In connection with the Citizens South acquisition, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $76.0 million of loans (the “covered loans”) and $6.2 million of OREO (the “covered OREO”) at September 30, 2013. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements, which originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss incurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At September 30, 2013, the Bank recorded an estimated receivable from the FDIC for $5.9 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.

Within the second purchase and assumption agreement are two loss share agreements, which originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. At September 30, 2013, the Bank recorded an estimated receivable from the FDIC for $8.1 million, which represents the discounted value of the FDIC’s estimated portion of the expected future loan losses.

The following table provides changes in the receivable from the FDIC for the nine months ended September 30, 2013:

FDIC Loss Share Receivable

(dollars in thousands)

Balance, beginning of period	$18,697
Increase in expected losses on loans	297
Additional losses to OREO	438
Reimbursable expenses (income)	321
Amortization discounts and premiums, net	(209)
Reimbursements from the FDIC	(6,104)
Other changes, net	519
Balance, end of period	$13,959

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at carrying value. At September 30, 2013, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $12.7 million. At December 31, 2012, the projected cash flows related to the FDIC receivable for a loss on covered loans and assets was approximately $19.6 million.

In relation to the FDIC indemnification asset is an expected "true-up" with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. This amount is determined each reporting period. At both September 30, 2013 and December 31, 2012, the “true-up” amount was estimated to be approximately $4.9 million at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Other Real Estate Owned

The Company owned $14.9 million and $25.1 million in OREO at September 30, 2013 and December 31, 2012, respectively. In 2012, the Company acquired $16.1 million in OREO through the merger with Citizens South. Approximately $6.2 million of this OREO is covered under the loss share agreements with the FDIC. Transactions in OREO for the three and nine months ended September 30, 2013 and 2012 are summarized below:

	Three months ended		Nine months ended
Non-covered OREO	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Beginning balance	$9,741	$14,744	$18,427	$14,403
Additions	772	1,286	1,735	7,464
Sales	(1,667)	(2,247)	(11,009)	(7,043)
Writedowns	(138)	(755)	(445)	(1,796)
Ending balance	$8,708	$13,028	$8,708	$13,028

	Three months ended		Nine months ended
Covered OREO	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Beginning balance	$6,542	$-	$6,646	$-
Additions	1,887	-	5,203	-
Sales	(2,255)	-	(4,969)	-
Writedowns	(1)	-	(707)	-
Ending balance	$6,173	$-	$6,173	$-

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

As of September 30, 2013 and December 31, 2012, the Company had a net DTA in the amount of approximately $38.5 million and $41.0 million, respectively. The decrease is a function of earnings through September 30, 2013. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, the Company has determined, as of September 30, 2013 and December 31, 2012, that it is more likely than not that it will be able to fully realize the existing DTA and therefore considers it appropriate not to establish a DTA valuation allowance at either September 30, 2013 or December 31, 2012.

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

As of September 30, 2013, the Company is no longer in a rolling three-year cumulative pre-tax loss position, as earnings have continued to improve. However, the Company is in a rolling three-year cumulative after-tax loss position of $2.0 million as of September 30, 2013. The Company’s three-year cumulative pre-tax loss position was $19.6 million and $25.4 million at December 31, 2012 and 2011, respectively. The September 30, 2013 after-tax and December 31, 2012 and December 31, 2011 pre-tax loss positions were driven, in large part, by rolling twelve-quarter cumulative provision expenses of $20.0 million. This high level of provision expense reflects the negative impact on the Company’s loan portfolio from the effects of the extended economic downturn. The risk of loan loss is inherent to the banking industry. The Company considered the special circumstances of the economic environment of the last few years, which led to these high historical provision levels and currently believes they are unlikely to be repeated going forward, given changes in the Company’s lending practices, business strategy, risk tolerance, capital levels and operating practices.

Based on current internal loss data analysis, approximately 75% of rolling twelve-quarter cumulative net charge-offs are associated with construction & development (“C&D”, which includes both commercial AC&D and residential construction) lending (which was impacted the most by the economic downturn). Prior to the Bank’s public offering in August 2010, the Bank had allowed an excessive concentration to build in C&D exposures, which peaked at $159 million, or 43% of total loans, in the fourth quarter of 2008. In the second quarter of 2010, C&D exposures were $124 million, or 31% of total loans. Following the public offering, the Company reconstituted its executive management team with significant new hires, immediately curtailed originating new residential C&D exposures and significantly tightened standards for all other types of C&D lending. These changes reflect both the Company’s new business strategies and risk tolerance, which include building a more diversified loan portfolio both by geography and product type. As of September 30, 2013, C&D exposures were 14% of total loans, or $189.3 million.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	History of operating loss or tax credit carry forwards expiring unused.

The Company has no history of operating loss or tax carry forwards expiring unused.

3.	Losses expected in early future years (by a presently profitable entity).

Management currently expects to be profitable in early future years.

4.	Unsettled circumstances that, if unfavorably unresolved, would adversely affect future operations and profit levels on a continuing basis in future years.

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

Approximately $13.7 million, or 35.6%, of the DTA existing at September 30, 2013 related to net operating loss carry forwards that do not expire until December 31, 2032, leaving over eighteen years for utilization. Approximately $14.4 million, or 34%, of the DTA existing at December 31, 2012 related to net operating loss carry forwards with availability for application out as far as 20 years.

Positive Evidence. The Company considered the following sources of future taxable income identified in ASC 740 as positive evidence to weigh against the negative evidence described above:

1.	Future reversals of existing taxable temporary differences and carry forwards.

The Company’s largest future reversals relate to its PCI loans and allowance for loan losses, which represented $32.0 million and $2.9 million, respectively, of the DTA at September 30, 2013. Current tax, accounting and regulatory treatment of the allowance generally results in substantial taxable temporary differences for financial institutions engaged in lending activities. The following is a brief description of the Company’s current expectations regarding recognition or reversal of the major components of the allowance:

●

Specific reserves, which totaled $946 thousand at September 30, 2013, relate to identified impairments and are based on individual loan-collectability analyses. The Company currently estimates that specific reserves will generally reverse within two quarters of establishment, and currently believes these reserves are very unlikely to remain unaddressed after four quarters of establishment. To be conservative, specific reserves are currently assumed to reverse within one year.

●

Quantitative and qualitative reserves on the non-acquired portfolio, which totaled $7.3 million at September 30, 2013, are based on model-driven estimates of inherent loss content in the performing loan portfolio based on historical loss rates by loan product type. The Company currently estimates that these reserves will generally reverse within six to eight quarters of establishment. However, the Company currently estimates that the average life of the underlying loan pool is approximately three years; therefore, all quantitative reserves are currently assumed to reverse within approximately three years.

●

Qualitative reserves on purchased performing loans, which totaled $380 thousand at September 30, 2013, are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

●

Quantitative reserves on PCI loans, which totaled $6 thousand at September 30, 2013, are determined in connection with the quarterly cash flows analyses for this portion of the acquired loan book. The Company compares the initial expected cash flows to the new remaining expected cash flows. Increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. The Company currently estimates that the average life of the underlying loan pool is approximately three years and these reserves are currently assumed to reverse within that time.

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

Approximately $14.4 million, or 40%, of the estimated DTA at December 31, 2012 related to net operating loss carry forwards with expected expiration dates out over 18 years. Approximately $13.7 million, or 35.6%, of the estimated DTA at September 30, 2013 related to net operating loss carryforwards with expected expiration dates out as long as 20 years. Management currently believes that the Company will generate sufficient taxable income to fully utilize these net operating losses before expiration.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company has determined that it is more likely than not that it will be able to fully realize the existing DTA. Additionally, the Company has considered the fact that as of September 30, 2013, it is no longer in a three-year cumulative pre-tax loss position, thereby eliminating that area of negative evidence. Management will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

Note 9 - Per Share Results

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options and restricted shares (non-vested shares), and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Weighted-average number of common shares outstanding	44,170,964	32,138,367	44,098,417	32,111,466

Effect of dilutive stock options and restricted shares	102,857	187	74,052	61

Weighted-average number of common shares and dilutive potential common shares outstanding	44,273,821	32,138,554	44,172,469	32,111,527

There were 2,664,625 outstanding stock options that were anti-dilutive for the three-month period ended September 30, 2013 and 2,678,958 for the nine-month period ended September 30, 2013. There were 2,155,189 and 2,156,689 outstanding stock options that were antidilutive for each of the three- and nine-month periods ended September 30, 2012. In all periods, the anti-dilution was due to the exercise prices exceeding the market price for the period.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were 554,400 outstanding restricted shares that were anti-dilutive for the three- and nine-month periods ended September 30, 2013, due to the vesting price exceeding the average market price for the periods, which were omitted from the calculation. At September 30, 2013, these restricted shares had performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively. For the three- and nine-month periods ended September 30, 2012, 631,260 and 568,260 outstanding restricted shares, respectively, were anti-dilutive.

Note 10 – Preferred Stock

In connection with the Citizens South acquisition, the Company issued 20,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) upon conversion of Citizens South’s preferred stock that previously was issued to the Treasury pursuant to a Securities Purchase Agreement between Citizens South and the Treasury in connection with Citizens South’s participation in the SBLF program.

On September 30, 2013, the Company fully redeemed the 20,500 shares of the Series C Preferred Stock and exited the SBLF program.

Note 11 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At September 30, 2013, we had $264.9 million of pre-approved but unused lines of credit, $3.8 million of standby letters of credit and $4.2 million of commercial letters of credit. At December 31, 2012, we had $251.9 million of pre-approved but unused lines of credit, $3.9 million of standby letters of credit and $5.6 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Note 12 - Derivative Financial Instruments and Hedging Activities

As of September 30, 2013, the Company maintained two loan swaps accounted for as fair value hedges in accordance with ASC 815. The aggregate original notional amount of these loan swaps was $6.2 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans and are accounted for as fair value hedges. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(0.3) million and $(0.5) million at September 30, 2013 and December 31, 2012, respectively, and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $35 thousand and $0.2 million, respectively, in the three and nine months ended September 30, 2013, and $0.1 million and $0.3 million, respectively, in the three and nine months ended September 30, 2012.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information on the individual loan swaps at September 30, 2013:

Individual Loan Swap Information

(Dollars in thousands)

Original Notional Amount	Current Notional Amount	Termination Date	Fixed Rate	Floating Rate	Floating Rate Payer Spread
$2,555	$2,423	10/15/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,260	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$6,150	$5,683

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

FDIC Indemnification Asset

The fair value of the FDIC indemnification asset is estimated based on discounted future cash flows using current discount rates.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2013 and December 31, 2012 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Financial assets:
Cash and cash equivalents	$52,697	$52,697	$52,697	$-	$-
Investment securities	355,032	355,076	1,839	352,827	410
Nonmarketable equity securities	6,805	6,805	-	6,805	-
Loans held for sale	3,070	3,070	-	3,070	-
Loans, net of allowance	1,307,690	1,280,248	-	5,973	1,274,275
FDIC indemnification asset	13,959	12,674	-	-	12,674
Accrued interest receivable	4,006	4,006	-	-	4,006

Financial liabilities:
Deposits with no stated maturity	991,322	991,322	-	991,322	-
Deposits with stated maturities	564,641	565,085	-	565,085	-
Swap fair value hedge	290	290	-	290	-
Borrowings	99,634	99,453	-	99,453	-
Contingent payable	3,003	3,003	-	3,003	-
Accrued interest payable	425	425	-	425	-

December 31, 2012:
Financial assets:
Cash and cash equivalents	$184,142	$184,142	$184,142	$-	$-
Investment securities	245,571	245,571	-	245,156	415
Nonmarketable equity securities	7,422	7,422	-	7,422	-
Loans held for sale	14,147	14,147	-	14,147	-
Loans, net of allowance	1,346,116	1,332,683	-	11,390	1,321,293
FDIC indemnification asset	18,697	18,697	-	-	18,697
Accrued interest receivable	3,821	3,821		-	3,821

Financial liabilities:
Deposits with no stated maturity	1,002,258	1,002,258	-	1,002,258	-
Deposits with stated maturities	629,746	631,289	-	631,289	-
Swap fair value hedge	453	453	-	453	-
Borrowings	101,716	101,307	-	101,307	-
Contingent payable	3,003	3,003	-	3,003	-
Accrued interest payable	516	516	-	516	-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. Investment securities held-to-maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include MBS issued by government-sponsored entities or private label entities, municipal bonds and corporate debt securities that are valued using quoted prices for similar instruments in active markets. Securities classified as Level 3 include a corporate debt security in a less liquid market whose value is determined by reference to the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies.

Derivative Instruments

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of September 30, 2013 and December 31, 2012, the Company’s derivative instruments consist of swap fair value hedges.

Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, discounted cash flows or a pooled probability of default and loss given default calculation. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records such impaired loans as nonrecurring Level 3.

The Company recorded the two loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

Other real estate owned

OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
	(Dollars in thousands)
September 30, 2013
U.S. Government agencies	$-	$563	$-	$563
Municipal securities	-	16,614	-	16,614
Residential agency mortgage-backed securities	-	94,660	-	94,660
Commercial mortgage-backed securities	-	62,061	-	62,061
All other debt securities	-	152,249	410	152,659
All other equity securities	1,839	-	-	1,839
Fair value loans	-	5,973	-	5,973
Swap fair value hedge	-	(290)	-	(290)

December 31, 2012
U.S. Government agencies	$-	$583	$-	$583
Municipal securities	-	17,986	-	17,986
Residential agency mortgage-backed securities	-	159,113	-	159,113
All other debt securities	-	67,474	415	67,889
Fair value loans	-	11,390	-	11,390
Swap fair value hedge	-	(453)	-	(453)

There were no transfers between valuation levels for any accounts. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

The Company classifies its corporate debt security as a Level 3 asset. A valuation of the corporate debt security is performed using a discounted cash flow method at a rate of 10.25%. Valuation techniques are consistent with techniques used in prior periods. The following are reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2013 and 2012. The ending balances for Level 3 assets at September 30, 2013 remained unchanged from December 31, 2012 at $0.4 million.

Level 3 Assets Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Corporate debt security:
Balance, beginning of period	$409	$408	$415	$405
(Increase) decrease in unrealized loss	1	4	(5)	7
		-		-
Balance, end of period	$410	$412	$410	$412

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. Processes are in place for overseeing the valuation procedures for Level 3 measurements of OREO and impaired loans. The assets are reviewed on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues. Discounts are based on asset type and valuation source; deviations from the standard are documented. The discounts are periodically reviewed to determine whether they remain appropriate. Consideration is given to current trends in market values for the asset categories and gain and losses on sales of similar assets.

Discounts range from 0% to 100% depending on the nature of the assets and source of value. Real estate is valued based on appraisals or evaluations, discounted by 8% at a minimum with higher discounts for property in poor condition or property with characteristics that may make it more difficult to market. Commercial loans secured by receivables or non-real estate collateral are generally valued using the discounted cash flow method. Inputs are determined on a borrower-by-borrower basis.

Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral or using a pooled probability of default and loss given default calculation. Collateral values are reviewed quarterly and estimated using customized discounting criteria and appraisals.

Other real estate owned is based on the lower of the cost or fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach. Fair values are reviewed quarterly and new appraisals are generally obtained annually.

The table below presents the carrying value of assets at September 30, 2013 and December 31, 2012 measured at fair value on a nonrecurring basis:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value
	(Dollars in thousands)
September 30, 2013
OREO	$-	$-	$6,026	$6,026
Impaired loans:
Commercial and industrial	-	-	83	83
CRE - owner-occupied	-	-	124	124
CRE - investor income producing	-	-	3,469	3,469
Residential mortgage	-	-	1,154	1,154
Home equity lines of credit	-	-	1,591	1,591
Residential construction	-	-	65	65
Other loans to individuals	-	-	2	2

December 31, 2012
OREO	$-	$-	$25,073	$25,073
Impaired loans:
Commercial and industrial	-	-	115	115
Residential mortgage	-	-	962	962
Home equity lines of credit	-	-	155	155

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2013.

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Weighted Average Discount

OREO	$6,026	Appraisals	Discount to reflect current market conditions	0%	-	55%	17.50%

Impaired loans	5,257	Discounted cash flows	Percent of total contractual cash flows not expected to be collected	0%	-	50%	12.71%

	1,038	Probability of default model	Discount to reflect probability and loss given default	0%	-	100%	19.19%

	193	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%	37.73%

	$12,514

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended September 30, 2013, OREO with a carrying value of $0.7 million was written down by $0.1 million to $0.6 million. During the nine months ended September 30, 2013, OREO with a carrying value of $7.3 million was written down by $1.2 million to $6.1 million. During the three months ended September 30, 2012, OREO with a carrying value of $2.5 million was written down by $0.8 million to $1.7 million. During the nine months ended September 30, 2012, OREO with a carrying value of $8.6 million was written down by $1.8 million to $6.8 million.

There were no transfers between valuation levels for any accounts for the three and nine months ended September 30, 2013 and 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

Note 14 – Shareholders’ Equity

Share-Based Plans

Pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan (the “LTIP”), the Company may grant share-based compensation to employees and non-employee directors in the form of stock options, restricted stock or other stock-based awards. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model and related assumptions and expensed over each option’s vesting period. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. The fair value of restricted stock awards subject to share price performance vesting requirements is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate. The fair value of restricted stock awards, not subject to share price performance, is estimated at the date of the grant based on the grant date closing stock price. As of September 30, 2013, there were 106,493 shares available for future grant under the LTIP.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Under the 2008 Citizens South Plan, the Company may grant future non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger. At September 30, 2013, there were options to purchase 261,833 shares of Common Stock outstanding and 96,125 shares remaining available for future grants under the 2008 Citizens South Plan.

The 1999 Citizens South Plan and the 2003 Citizens South Plan are no longer active plans and no future awards can be granted thereunder. As of September 30, 2013, there were options to purchase 2,190 shares of Common Stock outstanding under the 1999 Citizens South Plan and options to purchase 752,671 shares of Common Stock outstanding under the 2003 Citizens South Plan.

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at September 30, 2013 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.88. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules that are generally three years. In connection with the retirement of certain directors following the Bank’s public offering, vesting of their director options previously awarded in December 2007 was accelerated from December 2010 to August 2010 at their original exercise price of $13.23 per share. All unexercised options expire ten years after the date of the grant.

Additional information regarding the Company’s share-based plans is presented in Note 19 – Employee and Director Benefit Plans to the 2012 Audited Financial Statements.

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

At December 31, 2012	3,119,692	$7.84	5.27	$-	646,260	$4.01	$3,379,940
Restricted Shares Granted	-	-	-	-	151,500	5.61	971,115
Restricted Shares Vested	-	-	-	-	(21,000)	4.68	134,613
Exercised	(55,391)	5.10	-	-	-	-	-
Expired and forfeited	(116,264)	8.24	-	-	(22,860)	4.55	146,533

At September 30, 2013	2,948,037	$7.88	4.53	$337,538	753,900	$4.30	$4,832,496

Exercisable at September 30, 2013	2,816,698	$7.97	4.39

At September 30, 2013, unrecognized compensation cost related to nonvested stock options of $0.1 million is expected to be recognized over a weighted-average period of 0.36 years. Total compensation expense for stock options was $157 thousand and $323 thousand for the three months ended September 30, 2013 and 2012, respectively, and $801 thousand and $970 thousand for the nine months ended September 30, 2013 and 2012, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2013, unrecognized compensation cost related to nonvested restricted shares of $1.1 million is expected to be recognized over a weighted-average period of 1.09 years. Total compensation expense for restricted shares was $249 thousand and $185 thousand for the three months ended September 30, 2013 and 2012, respectively, and $667 thousand and $529 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Note 15 – Subsequent Event

Dividend Declaration

On October 25, 2013, the Company announced that its Board of Directors has declared a quarterly dividend of $0.02 per common share, payable on November 20, 2013 to all common shareholders of record as of the close of business on November 6, 2013.

Cash Flow Hedge

On October 21, 2013, the Company entered into a three-year forward starting interest rate swap agreement with a notional amount of $20.0 million. The derivative instrument will be used to protect certain designated variable rate FHLB borrowings from the effects of their repricing in the event of an increasing rate environment for a period of five years commencing three years from now. This swap agreement will be accounted for as a cash flow hedge. Until the three-year forward start date, changes in fair value of the swap will be recorded in other comprehensive income net of tax. After that date, changes in fair value of the swap that are deemed effective will be recorded in other comprehensive income net of tax and changes in fair value for the ineffective portion of the swap will be recorded in interest expense.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. These forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the merger with Citizens South Banking Corporation (“Citizens South”); the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense, noninterest income and noninterest expenses; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; net interest margin trends and the impact of the acquired portfolio fair value mark; the amount, timing and prices of share repurchases; the initiation of payment of common stock dividends; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013 (the “2012 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Citizens South merger within the expected time frames; increases in expected costs or decreases in expected savings or difficulties related to integration of the merger; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to effectively redeploy resources from custody business to the core asset management business; the effects of negative or soft economic conditions or a “double-dip” recession, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; the impact of deterioration of the United States credit standing; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the impacts on the Company of a potential increasing rate environment; the potential impacts of any additional government shutdown and further debt ceiling impasse, including the risk of a U.S. credit rating downgrade or default which could cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally or future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and nine-month periods ended September 30, 2013. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

Park Sterling Corporation (the “Company”) reported net income available to common shareholders of $10.9 million, or $0.25 per share, for the nine months ended September 30, 2013 compared to $3.0 million, or $0.09 per share, for the nine months ended September 30, 2012. The increase resulted, in part, from sound expense controls, continued improvements in asset quality and continued organic growth coupled with the higher net interest income associated with the merger with Citizens South, which was completed on October 1, 2012.

Asset quality continued to improve in the third quarter and remains a point of strength for the Company. Nonperforming loans decreased $3.2 million, or 17.7%, to $14.7 million at September 30, 2013, or 1.11% of total loans, compared to $17.8 million at December 31, 2012, or 1.31% of total loans. Nonperforming assets decreased $13.3 million, or 31.1%, to $29.5 million at September 30, 2013, or 1.52% of total assets, compared to $42.9 million at December 31, 2012, or 2.11% of total assets. Nonperforming assets at September 30, 2013 include $6.2 million of covered other real estate owned (“OREO”) for which the Company expects 80% of losses and associated expenses to be reimbursed under the FDIC loss share agreements.

Total assets decreased $92.9 million, or 5%, at September 30, 2013 to $1.94 billion compared to total assets at December 31, 2012 of $2.03 billion. Cash and equivalents decreased $131.4 million, or 71%, to $52.7 million. The majority of the proceeds were redeployed into securities, which increased $108.8 million to $361.8 million from $253.0 million at December 31, 2012. In addition, an additional $20.5 million was used to fully redeem the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”). The Series C Preferred Stock was issued to the U.S. Department of the Treasury (“Treasury”) in October 2012 in connection with the acquisition of Citizens South and resulted from conversion of the Citizens South preferred stock previously issued to the Treasury in connection with Citizens South’s participation in the Small Business Lending Fund (“SBLF”) program.

Total deposits decreased $76.0 million, or 5%, to $1.56 billion at September 30, 2013 compared to $1.63 billion at December 31, 2012 due in part to management’s election not to renew certain maturing brokered certificates. Total shareholders’ equity decreased $15.9 million, or 6%, to $259.8 million at September 30, 2013 compared to $275.7 million at December 31, 2012, driven by the redemption of the Company’s $20.5 million of Series C Preferred Stock. The Company's ratio of equity to assets was 13.39% at September 30, 2013 compared to 13.56% at December 31, 2012. The Company’s ratio of tangible common equity to tangible assets increased to 11.78% at September 30, 2013 from 10.97% at December 31, 2012. The Company’s Tier 1 leverage ratio decreased to 11.11% at September 30, 2013 from 11.15% at December 31, 2012. All ratios include a $1.6 million increase in goodwill, related to the Citizens South merger, to adjust for a decrease in the estimated fair market value of deferred tax assets determined in connection with the preparation and filing of the final Citizen’s South tax returns. Tangible common equity and tangible assets, and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

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

In addition, in October 2012, the Company acquired Citizens South, the parent company of Citizens South Bank. As a result of the merger of Citizens South into the Company, Citizens South Bank, which operated 20 branches in North Carolina, South Carolina and Georgia, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash. The final transaction value was approximately $82.9 million based on the $4.94 per share closing price of the Common Stock on September 28, 2012. In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the Treasury in connection with Citizens South’s participation in the SBLF program was converted into 20,500 shares of a substantially identical newly created series of our preferred stock, the Series C Preferred Stock. On September 30, 2013, the Company redeemed all 20,500 shares of the Series C Preferred Stock, which resulted in the Company’s exit from the SBLF program. Citizens South contributed approximately $929.5 million in total assets, $683.4 million in total loans (including loans held for sale), $30.3 million in goodwill and intangibles, and $828.3 million in total deposits to the Company, after acquisition accounting fair market value adjustments.

The Company provides a full array of retail and commercial banking services, including wealth management, through its offices located in North Carolina, South Carolina, and Georgia. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank.

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, adjusted allowance for loan losses to loans, adjusted net charge-offs, adjusted non interest expenses and adjusted net interest margin, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets and tangible common equity (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes acquisition accounting fair market value adjustments related to acquired loans) and adjusted net charge-offs/recoveries (which exclude the impact of acquisition accounting related to PCI loans),and related ratios to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted noninterest expense (which excludes merger-related expenses and gain on sale of securities, as applicable) and adjusted net interest margin (which excludes accelerated net acquisition accounting fair market value adjustments) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the unaudited condensed consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Tangible common equity to tangible assets
Total assets (as reported)	$1,940,060	$2,033,062
Less: intangible assets	(35,475)	(36,247)
Tangible assets	$1,904,585	$1,996,815

Total equity (as reported)	$259,753	$275,702
Less: preferred stock	-	(20,500)
intangible assets	(35,475)	(36,247)
Tangible common equity	$224,278	$218,955

Tangible common equity	224,278	218,955
Divided by: tangible assets	1,904,585	1,996,815
Tangible common equity to tangible assets	11.78%	10.97%
Total equity to total assets	13.39%	13.56%

Adjusted allowance for loan losses
Allowance for loan losses (as reported)	$8,652	$10,591
Plus: acquisition accounting FMV adjustments to acquired loans	41,389	53,719
Adjusted allowance for loan losses	$50,041	$64,310
Divided by: total loans (excluding LHFS)	1,316,342	1,356,707
Adjusted allowance for loan losses to total loans	3.80%	4.74%
Allowance for loan losses to total loans	0.66%	0.78%

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(dollars in thousands)
Adjusted net interest margin
Net interest income (as reported)	$18,314	$9,971	$54,721	$31,792
Less: accelerated mark accretion	(529)	17	(1,089)	(1,729)
Adjusted net interest income	17,785	9,988	53,632	30,063
Divided by: average earning assets	1,747,886	998,669	1,740,912	1,008,300
Multiplied by: annualization factor	3.97	3.98	1.34	1.34
Adjusted net interest margin	4.04%	3.98%	4.12%	3.98%
Net interest margin	4.16%	3.97%	4.20%	4.21%

Adjusted net charge-offs (recoveries) (annualized)
Net charge-offs (recoveries) (as reported)	$1,776	$231	$2,201	$1,976
Less: net charge-offs (recoveries) of PCI loans (ASC 310-30)	(959)	-	(1,350)	-
Adjusted net charge-offs (recoveries)	817	231	851	1,976
Divided by: average loans	1,319,026	719,397	1,334,216	731,617
Multiplied by: annualization factor	3.97	3.98	1.34	1.34
Adjusted net charge-offs (recoveries) (annualized)	0.25%	0.13%	0.09%	0.36%
Net charge-offs (recoveries) (annualized)	0.53%	0.13%	0.22%	0.36%

Adjusted noninterest expense
Noninterest expense (as reported)	$15,670	$12,203	$48,375	$33,910
Less: merger-related expenses	(167)	(1,364)	(1,825)	(2,728)
Adjusted noninterest expense	$15,503	$10,839	$46,550	$31,182

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

In addition, subsequent to acquisition, we periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. In the current economic environment, estimates of cash flows for PCI loans require significant judgment given the impact of home price and property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase in the allowance for loan losses. Significant increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

As of September 30, 2013 and December 31, 2012, we had a net DTA in the amount of approximately $38.5 million and $41.0 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on the weight of available evidence, including the continued improvement in earnings, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we consider it appropriate not to establish a DTA valuation allowance at either September 30, 2013 or December 31, 2012.

Additional information regarding our income taxes, including the methodology used to determine the need for a valuation allowance for the existing DTA, if any, is presented in Note 8 —Income Taxes to the Unaudited Financial Statements.

Financial Condition at September 30, 2013 and December 31, 2012

Total assets decreased $93.0 million, or 4.6% to $1.94 billion at September 30, 2013 from total assets of $2.03 billion at December 31, 2012. During the nine months ended September 30, 2013, cash, interest-earning balances and Federal funds sold decreased $131.4 million, or 71.4%. Loans, excluding loans held for sale, decreased $38.4 million, or 2.85%, and non-marketable equity securities decreased $0.6 million, or 8.3%. Contraction in mortgage banking activities resulted in a decrease in loans held for sale of $11.1 million, or 78.3% to $3.1 million at September 30, 2013, from $14.2 million at December 31, 2012. These decreases resulted in the redeployment of funds into the securities portfolio and to reduce higher-priced deposits. Investment securities available-for-sale increased $82.8 million, or 33.7%, and the Company also invested in securities held-to-maturity during the third quarter, for a total balance of $26.6 million at September 30, 2013. Additionally, the Company utilized $20.5 million in available funds to fully redeem the Series C Preferred Stock.

Total liabilities decreased $77 million to $1.7 billion at September 30, 2013 compared to $1.8 billion at December 31, 2012. Total deposits decreased $76.1 million, or 4.7%, and total borrowings decreased $2.1 million, or 2.0%, during the first nine months of 2013. Total borrowings included $6.9 million in Tier 2-eligible subordinated debt at September 30, 2013 and December 31, 2012, and $15.0 million and $14.7 million of Tier 1-eligible subordinated debt (after acquisition accounting fair market value adjustments) at September 30, 2013 and December 31, 2012, respectively.

Total shareholders’ equity decreased $15.9 million, or 5.8%, to $259.8 million at September 30, 2013 from December 31, 2012. This decrease was primarily the result of the redemption of the $20.5 million of Series C Preferred Stock, in addition to a $7.2 million decrease in accumulated other comprehensive income from unrealized securities losses and $353 thousand of preferred stock dividends. The Company also initiated a quarterly cash dividend during the third quarter, resulting in $0.9 million in common dividends being paid during the quarter. These decreases were offset by net income before preferred dividends for the nine months ended September 30, 2013 of $11.3 million, $1.5 million of net share-based compensation expense, and $0.3 million in proceeds from the exercise of stock options.

The following table presents selected ratios for the Company for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012:

Selected Ratios

	Nine months ended		Twelve months
	September 30,		ended
	(annualized)		December 31,
	2013	2012	2012
Return on Average Assets	0.74%	0.36%	0.32%

Return on Average Equity	5.21%	2.08%	1.99%

Period End Equity to Total Assets	13.39%	17.64%	13.56%

Tangible Common Equity to Tangible Assets*	11.78%	17.31%	11.99%

* Non-GAAP financial measure. See "Reconciliation of Non-GAAP Financial Measures"

Investments and Other Interest-earning Assets

Investment securities increased $109.5 million, or 34.2%, to $355.0 million at September 30, 2013, from $245.6 million at December 31, 2012. Included in investment securities totals at September 30, 2013 is $328.4 million in investment securities available-for-sale and $26.6 million in investment securities held-to-maturity. Purchases of investment securities available-for-sale were $154.5 million for the nine months ended September 30, 2013. Proceeds from the sales, calls, and maturities of investment securities available-for-sale totaled $60.8 million for the nine months ended September 30, 2013. Purchases of investment securities held-to-maturity were $27.3 million for the nine months ended September 30, 2013, and proceeds from maturities of investment securities held-to-maturity were $0.2 million. Our investment portfolio consists of U.S. government agency securities, small business administration pools, residential agency and commercial mortgage-backed securities, collateralized agency mortgage-backed securities, municipal securities and other debt instruments. At September 30, 2013, our investment portfolio had a net unrealized loss of $6.4 million compared to a $5.1 million net unrealized gain at December 31, 2012 due to movements in market rates. There were no securities with an unrealized loss deemed to be other than temporary at September 30, 2013 or December 31, 2012. Nonmarketable equity securities totaled $6.8 million at September 30, 2013 compared to $7.4 million at December 31, 2012.

At September 30, 2013, we had $0.7 million in federal funds sold, $40.2 million in deposits with the Federal Reserve Bank and $0.05 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $46.0 in federal funds sold, $89.7 million in deposits with the Federal Reserve Bank and $11.7 million in interest-bearing deposits at other FDIC-insured financial institutions at December 31, 2012.

Loans

We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors at least annually. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with an individual, or relationship, exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure, with a minimum requirement, generally, of at least two authorized signatures. A management-level loan committee is responsible for approving all credits in excess of the chief credit officer’s lending authority, which was increased in March 2013 from $1 million to $3 million.

Our loan underwriting policy contains LTV limits that are at or below levels required under regulatory guidance, when such guidance is available, including limitations for non-real estate collateral, such as accounts receivable, inventory and marketable securities. When applicable, we compare LTV with loan-to-cost guidelines and based on loan type and other factors, may limit loan amounts to the lower of the two ratios. We also consider FICO scores and strive to uphold a high standard when extending loans to individuals. LTV limits have been selectively reduced in response to the recent economic cycle. In particular, loans collateralized with 1-4 family properties have seen a reduction in their maximum LTV. We have not underwritten any subprime, hybrid, no-documentation or low-documentation products.

All residential acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused on 1 – 4 family residential construction for retail customers, 1 – 4 family residential home construction to selected well-qualified builders as well as owner-occupied commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve due to increasing new home sales in our primary markets. As of September 30, 2013, approximately 5% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit portfolio, which totaled approximately $146 million as of September 30, 2013, of which approximately 65% is secured by second mortgages and approximately 35% is secured by first mortgages.

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

At September 30, 2013, total loans, net of deferred fees and costs, decreased $40.4 million compared to December 31, 2012. This decline was driven by a $49.5 million decline in acquired PCI loans partially offset by a $9.5 million increase in the non-acquired loan portfolio. The composition of the portfolio remained unchanged from December 31, 2012 with commercial loans representing 70% of the total loan portfolio and consumer loans representing 30% of the total loan portfolio at September 30, 2013.

Asset Quality and Allowance for Loan Losses

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

Since the fourth quarter of 2011, we have introduced certain enhancements to our allowance methodology that, in management’s opinion, provide a better estimate and an allowance for loan losses which better reflects the inherent loss within each loan product. Quantitatively, since the fourth quarter of 2011, we have shifted from historical loss experience of peers to our own actual loss experience and have segregated our loans by product. In the third quarter of 2013, we further segregated the AC&D portfolio by collateral type. These enhancements strengthen the granularity of the allowance methodology and better align with our present origination activities, which are focused on construction rather than development activities. Additionally, we regularly review the look back periods being used for each of our loan products to continue to present an estimated risk and loss consistent with expectations.

Qualitatively, during the second quarter of 2012, we eliminated the use of traditional risk grade factors as a single forward-looking qualitative indicator and instead focus directly on five specific environmental factors. These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors. During the third quarter of 2013, we applied the qualitative other factors against CRE-investor income producing loans and residential mortgage loans to adjust for inherent risks that, in our judgment, are not adequately reflected in historical loss rates.

The changes and refinements discussed above, in aggregate, did not have a material impact on the estimated allowance at September 30. 2013. The further segregation of the AC&D portfolio, as noted above, resulted in a decrease of approximately $1.2 million from June 30, 2013 and $1.8 million from December 31, 2012. Offsetting this decrease were quantitative increases in the other loan portfolios as a result of extending look back periods which are now contain sufficient build up in loss history. These increases were approximately $800 thousand from June 30, 2013 and $1.6 million from December 31, 2012. The growth in the loan portfolio coupled with the other qualitative factors referenced above resulted in an increase in the qualitative factor of $530 thousand from June 30, 2013 and $313 thousand from December 31, 2012. These changes, in our judgment, produce a non-PCI allowance for loan losses that best reflects the estimate of inherent losses in the loan portfolio at September 30, 2013. Additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements.

The following table provides a breakdown of the components of our allowance for loan losses by loan segment and their contribution to the allowance at September 30, 2013:

	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$16	0.18%	$1,343	15.52%	$183	2.12%	$-	0.00%
CRE - owner-occupied	24	0.28%	301	3.48%	64	0.74%	-	0.00%
CRE - investor income producing	202	2.33%	898	10.38%	362	4.18%	-	0.00%
AC&D	-	0.00%	2,264	26.17%	338	3.91%	-	0.00%
Other commercial	-	0.00%	5	0.06%	1	0.01%	-	0.00%
Consumer:				0.00%
Residential mortgage	182	2.10%	80	0.92%	196	2.27%	6	0.07%
Home equity lines of credit	509	5.88%	851	9.84%	256	2.96%	-	0.00%
Residential construction	13	0.15%	404	4.67%	59	0.68%	-	0.00%
Other loans to individuals	-	0.00%	84	0.97%	11	0.13%	-	0.00%
	$946	10.93%	$6,230	72.01%	$1,470	16.99%	$6	0.07%

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The ratio of the allowance for loan losses to total loans was 0.65% and 0.78% at September 30, 2013 and December 31, 2012, respectively. The decrease from December is the result of the reversal of PCI impairment for the nine months ended September 30, 2013 and a reduction in the quantitative and qualitative components of the allowance based on management’s assessment of the inherent loss in the portfolio. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 3.80% at September 30, 2013 and 4.74% at December 31, 2012. In accordance with GAAP, loans acquired from both Community Capital and Citizens South were adjusted to reflect estimated fair market value at consummation and the associated allowance for loan losses was eliminated. Adjusted allowance for loan losses to loans is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both September 30, 2013 and December 31, 2012, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing TDRs, accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, totaled $29.5 million at September 30, 2013 compared to $42.9 million at December 31, 2012. OREO, in particular, declined $10.2 million as a result of successful dispositions. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $3.2 million, or 18%, to $14.7 million, or 1.11% of total loans and OREO at September 30, 2013, compared to $17.8 million, or 1.31% of total loans and OREO at December 31, 2012.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $3.6 million, or 35%, in the first nine months of 2013 from $10.4 million at December 31, 2012. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At September 30, 2013, nonaccrual TDR loans were $71 thousand and had no recorded allowance. At December 31, 2012, nonaccrual TDR loans were $2.8 million and had no recorded allowance. Accruing TDRs totaled $7.5 million and $7.4 million at September 30, 2013 and December 31, 2012, respectively.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At September 30, 2013, we maintained watch loans totaling $33.3 million compared to $44.4 million at December 31, 2012. Approximately $9.3 million and $9.0 million of the watch loans at September 30, 2013 and December 31, 2012, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

At September 30, 2013, OREO totaled $14.9 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $6.2 million of OREO covered under FDIC loss share agreements assumed by the Bank in connection with the Citizens South merger. At December 31, 2012, OREO totaled $25.1 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $6.6 million of OREO covered under the FDIC loss share agreements.

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

Total deposits at September 30, 2013 were $1.56 billion, representing a decrease of $76.0 million, or 4.7%, from December 31, 2012. Noninterest bearing demand deposits increased $18.6 million, or 7.6%, and represented 17% of total deposits at September 30, 2013. Money market, NOW and savings deposits decreased $28.9 million, or 3.8%, primarily as a result of a decrease in rates paid to depositors during the first nine months of 2013. Non-brokered time deposits decreased $50.6 million, or 9.8%. Finally, brokered deposits decreased $14.5 million, or 13.0%, due to management’s decision to keep rates unchanged, and as management elected not to renew certain maturing certificates.

The following is a summary of deposits at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(dollars in thousands)
Noninterest bearing demand deposits	$262,114	$243,495
Interest-bearing demand deposits	294,180	323,037
Money market deposits	385,898	388,809
Savings	49,130	46,917
Brokered deposits	96,585	111,049
Time deposits	468,056	518,697
Total deposits	$1,555,963	$1,632,004

Total borrowings decreased $2.1 million, or 2.0%, to $99.6 million at September 30, 2013 compared to $101.7 million at December 31, 2012. Total borrowings at December 31, 2012 included $15.0 million of short-term FHLB advances used for year-end liquidity needs. These borrowings were repaid in January 2013. Borrowings at September 30, 2013 include $15.0 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt and $6.9 million of Tier 2-eligible subordinated debt.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and nine months ended September 30, 2013 and 2012:

Condensed Consolidated Statements of Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$19,736	$11,431	$8,305	72.7%	$59,203	$36,471	$22,732	62.3%
Gross interest expense	1,422	1,460	(38)	-2.6%	4,482	4,679	(197)	-4.2%
Net interest income	18,314	9,971	8,343	83.7%	54,721	31,792	22,929	72.1%

Provision for loan losses	(419)	7	(426)	-6085.7%	(35)	1,029	(1,064)	-103.4%

Noninterest income	3,257	3,318	(61)	-1.8%	10,683	7,703	2,980	38.7%
Noninterest expense	15,670	12,203	3,467	28.4%	48,375	33,910	14,465	42.7%
Net income before taxes	6,320	1,079	5,241	485.7%	17,064	4,556	12,508	274.5%

Income tax expense	2,106	459	1,647	358.8%	5,798	1,535	4,263	277.7%

Net income	4,214	620	3,594	579.7%	11,266	3,021	8,245	272.9%

Preferred dividends	-	-	-	100.0%	353	-	353	100.0%

Net income to common shareholders	$4,214	$620	$3,594	579.7%	$10,913	$3,021	$7,892	261.2%

Net Income to common shareholders. Net income to common shareholders for the three months ended September 30, 2013 was $4.2 million compared to $0.6 million for the same period in 2012. Net income available to common shareholders for the nine months ended September 30, 2013, was $10.9 million compared to $3.0 million for the same period in 2012. The increases in net income in both the three and nine month periods were the result of increased earning assets associated with the merger with Citizens South, combined with continued organic growth, accelerated accretion of income associated with the acquired loan portfolio and reduced provision expenses.

Annualized return on average assets improved during the nine-month period ended September 30, 2013 to 0.74% from 0.36% for the same period in 2012. Annualized return on average equity also improved from 2.08% for the nine-month period ended September 30, 2012, to 5.21% for the same period in 2013.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected, in part, by management's responses to changes in interest rates through asset/liability management. Net interest income increased to $18.3 million for the three-month period ended September 30, 2013 from $10.0 million for the same period in 2012. During the nine-month period ended September 30, 2013, net interest income was $54.7 million as compared to $31.8 million in 2012, an increase of $22.9 million, or 72.1%. These increases are driven by the merger with Citizens South on October 1, 2012.

Net interest income for the three-month and nine-month periods ended September 30, 2013 also includes $0.5 million and $1.1 million, respectively, of accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. The three-month and nine-month periods ended September 30, 2012 include $0.3 million and $1.7 million, respectively, of accelerated accretion. This accelerated accretion, which was not anticipated at the time of the acquisition, resulted from a combination of (i) borrowers repaying loans faster than required by their contractual terms; and (ii) customer driven restructuring related to loan rates and/or terms which effectively result in a new loan under the contractual cash flow method of accounting. In both instances, the remaining acquisition accounting fair value marks associated with the loan are fully accreted into interest income.

Our net interest margin increased to 4.16% in the three-month period ended September 30, 2013, from 3.97% in the corresponding period in 2012. The increase in net interest margin reflects the inclusion of the Citizens South loan portfolio, increased accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments and reduced funding costs due, primarily, to lower pricing on interest bearing deposits. Our net interest margin decreased 4.20% in the nine-month period ended September 30, 2013 from 4.21% in the corresponding period in 2012. This decrease in net interest margin reflects the decreased accelerated accretion from credit and interest rate marks associated with acquisition accounting adjustments.

Our adjusted net interest margin, which excludes the accelerated accretion discussed above, for the three-month periods ended September 30, 2013 and 2012 was 4.04% and 3.98%, respectively. For the nine-month periods ended September 30, 2013 and 2012, our adjusted net interest margin was 4.12% and 3.98%, respectively. Adjusted net interest margin is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Total average interest-earning assets increased by $749.2 million, or 75%, to $1.7 billion for the three months ended September 30, 2013 from $1.0 billion for the same period in the previous year. Total average interest-earning assets increased by $732.6 million, or 73%, to $1.7 billion for the nine months ended September 30, 2013 from $1.0 billion for the same period in the previous year. This increase was driven primarily by the addition of Citizens South assets following the merger on October 1, 2012.

Average balances of total interest-bearing liabilities increased in the three-month period ended September 30, 2013, with average total interest-bearing deposit balances increasing by $664.7 million, or 90%, to $1.4 billion from $738.2 million for the same period in 2012. Average brokered deposits for the three months ended

September 30, 2013 decreased by $38.9 million from the corresponding period in 2012. Average interest-bearing liabilities increased $657.8 million, or 87%, in the first nine months of 2013 from $758.6 million for the same period in 2012 to $1.4 billion. Average brokered deposits for the nine months ended September 30, 2013 decreased by $40.7 million from the corresponding period in 2012. The increases in interest-bearing deposits are a result of the acquisition of Citizens South; the decreases in brokered deposits is a function of management electing not to renew maturing certificates in an effort to reduce reliance on brokered deposits.

The following tables summarize net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,319,026	$17,970	5.41%	$719,397	$10,346	5.72%
Federal funds sold	532	-	0.00%	26,374	16	0.24%
Taxable investment securities	327,224	1,494	1.83%	202,152	826	1.63%
Tax-exempt investment securities	16,592	187	4.51%	17,774	187	4.21%
Nonmarketable equity securities	5,918	37	2.48%	5,025	22	1.74%
Interest on deposits at banks	78,594	48	0.24%	27,947	34	0.48%

Total interest-earning assets	1,747,886	19,736	4.48%	998,669	11,431	4.55%

Allowance for loan losses	(10,295)			(9,586)
Cash and due from banks	12,730			17,902
Premises and equipment	56,842			24,986
Other assets	160,741			80,951

Total assets	$1,967,904			$1,112,922

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$287,096	$59	0.08%	$83,813	$61	0.29%
Savings and money market	463,309	340	0.29%	249,760	278	0.44%
Time deposits - core	477,004	253	0.21%	199,843	301	0.60%
Time deposits - brokered	97,086	202	0.83%	135,950	331	0.97%
Total interest-bearing deposits	1,324,495	854	0.26%	669,366	971	0.58%
Federal Home Loan Bank advances	55,217	137	0.98%	55,000	149	1.08%
Other borrowings	23,257	431	7.35%	13,883	340	9.74%
Total borrowed funds	78,474	568	2.87%	68,883	489	2.82%

Total interest-bearing liabilities	1,402,969	1,422	0.40%	738,249	1,460	0.79%

Net interest rate spread		18,314	4.08%		9,971	3.77%

Noninterest-bearing demand deposits	261,494			165,050
Other liabilities	24,304			13,610
Shareholders' equity	279,137			196,013

Total liabilities and shareholders' equity	$1,967,904			$1,112,922

Net interest margin			4.16%			3.97%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,334,216	$54,916	5.50%	$731,617	$32,873	6.00%
Federal funds sold	19,481	24	0.16%	21,992	38	0.23%
Taxable investment securities	285,933	3,429	1.60%	207,305	2,814	1.81%
Tax-exempt investment securities	17,353	571	4.39%	17,764	559	4.20%
Nonmarketable equity securities	6,154	109	2.37%	6,733	114	2.26%
Other interest-earning assets	77,775	154	0.26%	22,889	73	0.43%

Total interest-earning assets	1,740,912	59,203	4.55%	1,008,300	36,471	4.83%

Allowance for loan losses	(11,244)			(9,518)
Cash and due from banks	18,990			16,349
Premises and equipment	57,172			24,656
Other assets	165,363			83,820

Total assets	$1,971,193			$1,123,607

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$292,261	$212	0.10%	$82,108	$195	0.32%
Savings and money market	448,237	974	0.29%	245,633	804	0.44%
Time deposits - core	492,423	880	0.24%	217,660	1,133	0.70%
Time deposits - brokered	102,325	710	0.93%	142,990	1,040	0.97%
Total interest-bearing deposits	1,335,246	2,776	0.28%	688,391	3,172	0.62%
Federal Home Loan Bank advances	55,128	411	1.00%	56,095	457	1.09%
Other borrowings	26,045	1,295	6.65%	14,143	1,050	9.92%
Total borrowed funds	81,173	1,706	2.81%	70,238	1,507	2.87%

Total interest-bearing liabilities	1,416,419	4,482	0.42%	758,629	4,679	0.82%

Net interest rate spread		54,721	4.12%		31,792	4.01%

Noninterest-bearing demand deposits	252,793			156,889
Other liabilities	22,019			13,830
Shareholders' equity	279,962			194,259

Total liabilities and shareholders' equity	$1,971,193			$1,123,607

Net interest margin			4.20%			4.21%

Provision for Loan Losses. Our provision for loan losses decreased $426 thousand, to ($419) thousand during the three months ended September 30, 2013, from $7 thousand during the corresponding period in 2012. For the nine months ended September 30, 2013, our provision decreased $1.1million to ($35) thousand from $1.0 million during the corresponding period in 2012. The decrease in provision, in the three and nine month periods, is a result of both a reduction in outstanding loans and improvement in the quality of our loans and in the nine month period, a $297 thousand benefit attributable to FDIC loss share agreements assumed from Citizens South caused by an increase in expected loss in those acquired loans. Generally, these additional losses are reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by FDIC loss share agreements.

Included in the provision for loan losses for the three months ended September 30, 2013 was net impairment reversal of $0.4 million and for the nine months ended September 30, 2013 included net impairment charges of $0.4 million, associated with PCI loan pools. For the three and nine months ended September 30, 2012, a net impairment charge of $0.2 million was recognized.

We reported net charge-offs of $1.8 million during the three months ended September 30, 2013 compared to $0.2 million during the corresponding period in 2012. Year to date net charge-offs in 2013 were $2.2 million compared to $1.9 million during the first nine months of 2012. We reported adjusted net charge-offs, which exclude net charge-offs related to PCI loans, of $817 thousand and $851 thousand for the three and nine months ended September 30, 2013, respectively. There were no net charge-offs related to PCI loans for the respective periods in 2012. Adjusted net charge-offs is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Noninterest Income. The following table presents components of noninterest income for the three and nine months ended September 30, 2013 and 2012:

Noninterest Income

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change		2013	2012	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)
Service charges on deposit accounts	$637	$324	$313	96.6%	$2,016	$935	$1,081	115.6%
Income from fiduciary activities	795	605	190	31.4%	2,041	1,700	341	20.1%
Commissions and fees from investment brokerage	115	61	54	88.5%	308	226	82	36.3%
Gain on sale of securities available for sale	-	989	(989)	-100.0%	104	1,478	(1,374)	-93.0%
Bankcard services income	639	174	465	267.2%	1,818	560	1,258	224.6%
Mortgage banking income	401	662	(261)	-39.4%	2,346	1,663	683	41.1%
Income from bank-owned life insurance	537	294	243	82.7%	1,447	813	634	78.0%
Other noninterest income	133	209	(76)	-36.4%	603	328	275	83.8%
Total noninterest income	$3,257	$3,318	$(61)	-1.8%	$10,683	$7,703	$2,980	38.7%

Noninterest income was flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Gains on sales of securities available-for-sale were $1.0 million during the three months ended September 30, 2012, compared to no gains in the three months ended September 30, 2013. Income on mortgage banking activities decreased $0.3 million, or 39.4% to $0.4 million for the three months ended September 30, 2013, from $0.7 million for the three months ended September 30, 2012. Included in the decrease is a reduction in revenue recognition associated with ASC 815-10-S99-1 (formerly Staff Accounting Bulletin 109) of $0.3 million for the three months ended September 30, 2013, which is due to a decrease in the pipeline of mortgage loans. Also during the three months ended September 30, 2013, the results included an increase in service charges on deposit accounts associated with expanded retail and commercial banking activities. Income from fiduciary activities associated with new asset management, investment brokerage and trust services increased $0.2 million, or 31.4%, for the three months ended September 30, 2013 when compared to the comparable period in 2012. In addition, income from bank-owned life insurance increased in both periods primarily as a result of the bank-owned life insurance acquired from Citizens South.

Noninterest income increased $3.0 million to $10.7 million for the nine months ended September 30, 2013 from $7.7 million for the nine months ended September 30, 2012 primarily as a result of the merger with Citizens South in October 2012. Mortgage banking income increased $0.7 million, or 41.1%, for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, and includes a reduction in revenue recognition associated with ASC 815-10-S99-1 (formerly Staff Accounting Bulletin 109) of $0.2 million in the nine months ended September 30, 2013, which is a result of the decrease in the pipeline of mortgage loans.

Income from fiduciary activities increased $0.3 million, or 20.1%, for the nine months ended September 30, 2013, when compared to the comparable period in 2012. Following a review of wealth management activities, the Company has determined to exit the custody business. The transition is expected to be completed by mid-2014. Resources currently focused on the custody business are expected to be redirected to the Company's core asset management business. We expect that this decision will have a negative impact on existing income from fiduciary activities of approximately $0.2 million per quarter.

Increases among many of the categories are the same as listed above for the three-month comparison. Gains on sales of securities available-for-sale decreased $1.4 million from $1.5 million for the nine months ended September 30, 2012, to $0.1 million for the nine months ended September 30, 2013.

Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $15.7 million for the three months ended September 30, 2013, representing an increase of 28.5% from $12.2 million for the corresponding period in 2012. Total noninterest expense was $48.4 million for the nine months ended September 30, 2013, an increase of 42.7% from $14.5 million for the corresponding period in 2012. The increase in both periods was due primarily to the inclusion of results from the Citizens South merger.

Excluding merger-related expenses of $0.2 million and $1.4 million for the three-month periods ended September 30, 2013 and 2012, respectively, adjusted noninterest expense increased $4.7 million for the three months ended September 30, 2013 compared to the corresponding period in 2012. Excluding merger-related expenses of $1.8 million and $2.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively, adjusted noninterest expense increased $15.4 million for the nine months ended September 30, 2013 compared to the corresponding period in 2012. Adjusted noninterest expense, which excludes merger-related expenses, is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following table presents components of noninterest expense for the three and nine months ended September 30, 2013 and 2012:

Noninterest Expense

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change		2013	2012	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)
Salaries and employee benefits	$8,606	$6,314	$2,292	36.3%	$26,185	$18,303	$7,882	43.1%
Occupancy and equipment	1,861	928	933	100.5%	5,750	2,712	3,038	112.0%
Advertising and promotion	186	144	42	29.2%	556	413	143	34.6%
Legal and professional fees	732	1,181	(449)	-38.0%	2,486	2,113	373	17.7%
Deposit charges and FDIC insurance	372	261	111	42.5%	1,268	777	491	63.2%
Data processing and outside service fees	1,268	784	484	61.7%	4,561	2,772	1,789	64.5%
Communication fees	432	198	234	118.2%	1,312	626	686	109.6%
Core deposit intangible amortization	257	102	155	152.0%	772	307	465	151.5%
Net cost (earnings) of operation of other real estate owned	142	964	(822)	-85.3%	(323)	2,295	(2,618)	-114.1%
Loan and collection expense	556	434	122	28.1%	1,560	974	586	60.2%
Postage and supplies	188	112	76	67.9%	815	431	384	89.1%
Other tax expense	128	70	58	82.9%	431	208	223	107.2%
Other noninterest expense	942	711	231	32.5%	3,002	1,979	1,023	51.7%
Total noninterest expense	$15,670	$12,203	$3,467	28.4%	$48,375	$33,910	$14,465	42.7%

As a result of the merger with Citizens South on October 1, 2012, expenses in almost all categories increased for both the three and nine-month periods ended September 30, 2013. The following discussion highlights specific areas but is not intended to represent all variances.

Salaries and employee benefits expenses increased $2.3 million, or 36.3%, to $8.6 million in the three months ended September 30, 2013 compared to $6.3 million in the comparable period of 2012. Salaries and employee benefits expenses increased $7.9 million, or 43.1%, to $26.2 million in the nine months ended September 30, 2013 compared to $18.3 million in the comparable period of 2012. These increases are primarily due to the increase in number of employees resulting from the Citizens South merger.

Occupancy and equipment expenses increased $0.9 million, or 100.5%, to $1.9 million in the third quarter of 2013, compared to $0.9 million in the comparable period of 2012. Occupancy and equipment expenses increased $3.0 million, or 112.0%, to $5.8 million in the first nine months of 2013, compared to $2.7 million in the comparable period of 2012. The increase is primarily due to the acquisition of property in connection with the merger with Citizens South.

Legal and professional fees decreased $0.4 million, or 38%, to $0.7 million in the third quarter of 2013, compared to $1.2 million in the comparable period of 2012. Legal and professional fees increased $0.4 million, or 17.7%, to $2.5 million in the first nine months of 2013, compared to $2.1 million in the comparable period of 2012. Merger-related expenses included in these results for the third quarters of 2013 and 2012 were $0.1 million and $0.9 million, respectively. Merger-related expenses included in the results for the nine months ended September 30, 2013 and 2012 were $0.6 million and $1.4 million, respectively. The decrease is primarily due to fees associated with the mergers with Citizens South and Community Capital related to merger integration as well as core systems integration in 2012.

Net cost of operation of other real estate during the third quarter of 2013 decreased $0.8 million, or 85.3% to $0.1 million, from $0.9 million during the comparable period of 2012. We realized a net gain on operation of other real estate during the nine months ended September 30, 2013 of $0.3 million compared to a net cost of $2.3 million for the comparable period in 2012. We have sold over 219 properties during the first nine months of 2013 at a net gain of approximately $1.7 million compared to 64 properties in the first nine months of 2012 at a net gain of approximately $0.1 million.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended September 30, 2013, we recognized income tax expense of $2.1 million compared to an income tax expense of $0.5 million for the same period in 2012. The effective tax rate for the three months ended September 30, 2013 is 33.40% compared to 42.542% for the same period in 2012. For the nine months ended September 30, 2013, we recognized income tax expense of $5.8 million compared to an income tax expense of $1.5 million for the same period in 2012. The effective tax rate for the nine months ended September 30, 2013 is 34.01% compared to 33.69% for the same period in 2012. The change in the effective tax rate was due to the amount of tax-exempt income and nondeductible merger-related expenses relative to the size of pre-tax income. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. We strive to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of Federal funds sold. Liquidity is governed by an asset/liability policy approved by the board of directors and administered by an internal Asset-Liability Committee (the “ALCO”). The ALCO reports monthly asset/liability-related matters to the Loan and Risk Committee of the board of directors.

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at September 30, 2013 was 19.8% compared to 22.0% at December 31, 2012. Both ratios exceeded our minimum internal target of 10%. In addition, at September 30, 2013, we had $243.8 million of credit available from the FHLB, $157.3 million from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At September 30, 2013, we had $264.9 million of pre-approved but unused lines of credit, $3.8 million of standby letters of credit and $4.2 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on September 30, 2013 was $259.8 million compared to the December 31, 2012 balance of $275.7 million. The $15.9 million decrease was the result of the redemption of $20.5 million of Series C Preferred Stock, in addition to a $7.2 million decrease in accumulated other comprehensive income from unrealized securities losses and $353 thousand of preferred stock dividends. We also initiated a quarterly cash dividend during the third quarter, resulting in $0.9 million in common dividends being paid during the quarter. These decreases were offset by net income before preferred dividends for the nine months ended September 30, 2013 of $11.3 million, $1.5 million of net share-based compensation expense, and $0.3 million in proceeds from the exercise of stock options.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk based capital rules are designed to measure “Tier 1” capital (currently consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the existing guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. Under current regulations, all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At September 30, 2013, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of Federal regulatory requirements.

Capital Ratios

			Regulatory Minimums
				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
			Purposes	Actions Provisions
	September 30,	December 31,
	2013	2012	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$211,121	$219,060
Tier 2 capital	15,546	17,611

Total capital	$226,667	$236,671

Risk-weighted assets	$1,439,574	$1,451,532

Average assets for Tier 1	$1,900,990	$1,947,156

Risk-based capital ratios
Tier 1 capital	14.67%	15.09%	4.00%	6.00%
Total capital	15.75%	16.30%	8.00%	10.00%
Tier 1 leverage ratio	11.11%	11.25%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$185,960	$193,018
Tier 2 capital	15,546	17,611

Total capital	$201,506	$210,629

Risk-weighted assets	$1,422,597	$1,446,233

Average assets for Tier 1	$1,882,928	$1,913,420

Risk-based capital ratios
Tier 1 capital	13.07%	13.35%	4.00%	6.00%
Total capital	14.16%	14.56%	8.00%	10.00%
Tier 1 leverage ratio	9.88%	10.09%	4.00%	5.00%

In connection with the Bank’s public offering in August 2010, the Bank had committed to its regulators to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for three years. This commitment expired on August 18, 2013.

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

Information about our off-balance sheet risk exposure is presented in Note 16 of the 2012 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, we were not involved in any unconsolidated SPE transactions.

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

Interest Rate Sensitivity

The ALCO actively evaluates and manages interest rate risk using a process developed by the Company. The ALCO is also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.

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

These measures have historically been calculated under a simulation model prepared by an independent correspondent bank assuming incremental 100 basis point shocks (or immediate shifts) in interest rates up to a total increase or decrease of 300 basis points. These simulations estimate the impact that various changes in the overall level of interest rates over a one- and two-year time horizon have on net interest income. The results help us develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments and  interest rates. We believe that the assumptions are reasonable, both individually and in the aggregate. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure. The overall interest rate risk management process is subject to annual review by an outside professional services firm to ascertain its effectiveness as required by Federal regulations.

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 22.50% over the next twelve months. We currently operate well within these guidelines. As of September 30, 2013, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could expect net interest income to decrease by approximately 8.8% over twelve months if short-term interest rates immediately decreased by 300 basis points, which is unlikely based on current rate levels. This decrease results, in part, from our cost of interest-bearing liabilities, which was 0.42% for the nine months ended September 30, 2013, being unable to fully benefit from a 300 basis point decline in rates, while our yield on interest-earning assets, which was 4.55% for the period, could suffer from the full decline. Conversely, if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 3.3% over twelve months given that we are currently in a slight liability-sensitive position. As of December 31, 2012, based on the results of this simulation model, which assumed a dynamic environment with contemplated asset growth, we expected net interest income to decrease by approximately 3% over twelve months if short-term interest rates immediately decreased by 300 basis points, which was unlikely based on the rate levels at that time. Conversely, if short term interest rates increased by 300 basis points, net interest income was expected to decrease by approximately 3% over twelve months.

As of September 30, 2013, we maintained two loan swaps accounted for as fair value hedges. The aggregate original notional amount of these swaps was $6.2 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the London InterBank Offered Rate (“LIBOR”) curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(0.3) million and $(0.5) million at September 30, 2013 and December 31, 2012, respectively. We recorded interest expense on these loan swaps of $35 thousand and $0.2 million, respectively, in the three and nine months ended September 30, 2013, and $0.1 million and $0.3 million, respectively, in the three and nine months ended September 30, 2012.

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

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At September 30, 2013, our cumulative one year gap was $(237.3) million, or –12.2% of total assets, indicating a net liability-sensitive position. Our cumulative one year gap at December 31, 2012 was $(10.0) million, or -0.5% of total assets.

The following table reflects our rate sensitive assets and liabilities by maturity as of September 30, 2013. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within Three Months	Three Months to One Year	One Year to Five Years	After Five Years	Total
	(Dollars in thousands)
At September 30, 2013:
Interest-earning assets:
Interest-bearing deposits	$40,222	$-	$-	$-	$40,222
Federal funds sold	695	-	-	-	695
Securities	49,884	29,627	109,870	172,456	361,837
Loans and loans held for sale	463,918	209,699	541,866	103,929	1,319,412
Total interest-earning assets	554,719	239,326	651,736	276,385	1,722,166

Interest-bearing liabilities:
Demand deposits	58,836	-	134,482	100,862	294,180
MMDA and savings	435,028	-	-	-	435,028
Time deposits	135,199	325,094	104,348	-	564,641
Short term borrowings	2,702	-	-	-	2,702
Long term borrowings	70,037	-	20,000	6,895	96,932
Total interest-bearing liabilities	701,802	325,094	258,830	107,757	1,393,483

Derivatives	6,150	-	(6,150)	-	-

Interest sensitivity gap	$(140,933)	$(85,768)	$386,756	$168,628	$328,683
Cumulative interest sensitivity gap	$(140,933)	$(226,701)	$160,055	$328,683

Percentage of total assets		-11.69%

At December 31, 2012:
Interest-earning assets:
Interest-bearing deposits	$101,431	$-	$-	$-	$101,431
Federal funds sold	45,995	-	-	-	45,995
Securities	19,608	31,765	97,089	104,531	252,993
Loans and loans held for sale	519,789	268,764	492,638	89,663	1,370,854
Total interest-earning assets	686,823	300,529	589,727	194,194	1,771,273

Interest-bearing liabilities:
Demand deposits	53,274	-	121,769	146,842	321,885
MMDA and savings	437,951	-	-	-	437,951
Time deposits	152,722	284,894	190,408	649	628,673
Short term borrowings	10,143	-	-	-	10,143
Long term borrowings	64,678	-	20,000	6,895	91,573
Total interest-bearing liabilities	718,768	284,894	332,177	154,386	1,490,225

Derivatives	10,415	(4,265)	(6,150)	-	-

Interest sensitivity gap	$(21,530)	$11,370	$251,400	$39,808	$281,048
Cumulative interest sensitivity gap	$(21,530)	$(10,160)	$241,240	$281,048

Percentage of total assets		-0.50%

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed, on June 6, 2012, a putative stockholder class action lawsuit was filed against Citizens South, Citizens South's directors and the Company in the Delaware Court of Chancery (the “Court”) in connection with the Citizens South merger agreement: Heath v. Kim S. Price, et al., C.A. No. 7601-VCP (Court of Chancery of the State of Delaware). The lawsuit asserts that the members of the Citizens South board of directors breached their fiduciary duties owed to Citizens South stockholders in connection with the approval of the proposed merger with the Company and that Citizens South and the Company aided and abetted the alleged breaches of fiduciary duty. On August 6, 2012, an amended complaint was filed adding an allegation that the members of the Citizens South board of directors breached their fiduciary duties of disclosure. The Company believes this lawsuit is without merit.

On September 12, 2012, the Company entered into a memorandum of understanding (the “MOU”) with plaintiffs and other named defendants regarding the settlement of the lawsuit. Pursuant to the terms of the MOU, the parties agreed to enter into a Stipulation of Settlement whereby the plaintiffs agreed to the dismissal of the lawsuit with prejudice and to withdraw all motions filed in connection with the lawsuit in exchange for the Company and Citizens South making available additional information to Citizens South's stockholders in the Company's Current Report on Form 8-K filed September 14, 2012. On September 20, 2013, the parties filed the Stipulation of Settlement with the Court. The settlement is conditioned upon, among other things, final certification of the settlement class and final approval of the proposed settlement by the Court. The Court has scheduled a hearing for January 8, 2014 concerning, among other things, whether the settlement should be approved as fair, reasonable, adequate and in the best interests of the settlement class. There can be no assurance that the Court will approve the settlement. If the settlement conditions are not met, the proposed settlement would become void.

Item 1A       Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2012 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended September 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Repurchases from July 1, 2013 through July 31, 2013	-	$-	-	2,197,000

Repurchases from August 1, 2013 through August 31, 2013	-	-	-	2,197,000

Repurchases from September 1, 2013 through Septebmer 30, 2013	-	-	-	2,197,000

Total	-	$-	-	2,197,000

(1)	On November 2, 2012, we announced a program which expires on December 31, 2014 to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

The Company’s ability to pay dividends is subject to the various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.

During the three months ended September 30, 2013, the Company did not have any unregistered sales of equity securities.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: November 8, 2013	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: November 8, 2013	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed November 9, 2012

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934