Form 10-K
period 2013-12-31
Park Sterling Corp
filed 2014-03-06
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑

As of June 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $242,938,133 (based on the closing price of $5.87 per share on June 28, 2013). For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares of common stock of the registrant outstanding as of February 28, 2014 was 44,739,799.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders scheduled to be held on May 22, 2014 are incorporated by reference into Part III, Items 10-14.

PARK STERLING CORPORATION

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K, including information incorporated by reference in this document, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed elsewhere in this report, including Item 1A. “Risk Factors,” and in any of the Company’s subsequent filings with the SEC: inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to effectively redeploy resources from custody business to the core asset management business; failure to generate an adequate return on investment related to the Richmond loan production office or other hiring initiatives; failure to generate future growth in metropolitan market loan balances; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other than temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any additional government shutdown and further debt ceiling impasses, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which would cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 1. Business

General

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At December 31, 2013, the Company’s primary operations and business were that of owning the Bank, with its main office located in Charlotte, North Carolina. The Company’s main office is located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204 and its phone number is (704) 716-2134.

The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank and is a wholly owned subsidiary of the Company. The Bank opened for business on October 25, 2006 at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina and subsequently opened additional branches in Charlotte and Wilmington, North Carolina. In August 2010, the Bank conducted an equity offering (the “Public Offering”), which raised gross proceeds of $150.2 million to facilitate a change in its business plan from primarily organic growth at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. As part of the Bank’s change in strategy, immediately following the Public Offering, the Bank reconstituted its board of directors and reorganized its management team adding three new executive officers.

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

Since the Public Offering, consistent with our growth strategy, the Bank has opened additional branches in North Carolina and South Carolina, and in January 2014 expanded into the Virginia market through the opening of a loan production office in Richmond. In addition, the Company acquired Community Capital Corporation (“Community Capital”) in November 2011 and Citizens South Banking Corporation (“Citizens South”) in October 2012. The aggregate merger consideration in the Community Capital acquisition consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash, with a final transaction value of approximately $28.8 million based on the closing price of the Common Stock on October 31, 2011. The aggregate merger consideration in Citizens South acquisition consisted of 11,857,226 shares of Common Stock and approximately $24.3 million in cash, with a final transaction value of approximately $82.9 million based on the closing price of the Common Stock on September 28, 2012.

Through our branches and offices, we provide banking services to small and mid-sized businesses, owner-occupied and income-producing real estate owners, residential builders, institutions, professionals and consumers doing business or residing within our target markets. We provide a wide range of banking products, including personal, business and non-profit checking accounts, IOLTA accounts, individual retirement accounts, business and personal money market accounts, certificates of deposit, overdraft protection, safe deposit boxes and online and mobile banking. Our lending activities include a range of short-to medium-term commercial (including asset-based lending), real estate, construction, residential mortgage and home equity and consumer loans, as well as long-term residential mortgages. Our wealth management activities include investment management, personal trust services, and investment brokerage services. Our cash management activities include remote deposit capture, lockbox services, sweep accounts, purchasing cards, ACH and wire payments. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank. We strive to develop a personal relationship with our customers so that we are positioned to anticipate and address their financial needs.

Market Area

We conduct our business through the Bank from eighteen full-service branches in seven counties in North Carolina, twenty full-service branches and one drive-through facility in twelve counties in South Carolina, five full-service branches in four counties in North Georgia and a loan production office in Virginia. Seventeen of our branches are located in the Charlotte-Concord-Gastonia Metropolitan Statistical Area (“MSA”); nine are in the Greenville-Anderson-Mauldin MSA; six are in the Greenwood MSA; two are in the Newberry MSA; and one each is in the Raleigh MSA, Wilmington MSA, Charleston-North Charleston MSA, Spartanburg MSA and Columbia MSA. Our Loan Production Office is located in the Richmond MSA. Our five North Georgia branches are not located in an identified MSA.  Due to the diverse economic base of the markets in which we operate, we do not believe we are dependent on any one or a few customers or types of commerce whose loss would have a material adverse effect on us.

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

In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, commercial banks operating in our market areas may be required to compete not only with other financial institutions based in the states in which we operate, but also with out-of-state financial institutions which may acquire institutions, or establish or acquire branch offices in these states, or otherwise offer financial services across state lines, thereby adding to the competitive atmosphere of the industry in general.

Employees

As of February 28, 2014, we employed 490 people and had 466 full time equivalent employees. Each of these individuals is an employee of the Bank. There are no employees at the bank holding company level. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.

Subsidiaries

The Company’s primary subsidiary is the Bank. In addition, the Company has two wholly owned non-consolidated subsidiaries, Community Capital Corporation Statutory Trust I and CSBC Statutory Trust I, which were used to issue $10.3 million and $15.5 million (before related acquisition accounting fair market value adjustments) , respectively, of trust preferred securities by these predecessor companies. The Company has fully and unconditionally guaranteed each trust’s obligations under the preferred securities. Proceeds from these securities were used by the predecessor companies to purchase junior subordinated notes in Community Capital and Citizens South, respectively, which constitute Tier I capital of the Company.

The Bank has two subsidiaries, Park Sterling Financial Services, Inc., and Citizens Properties, LLC. Park Sterling Financial Services, Inc., originally Citizens South Financial Services, Inc., primarily owns stock in a title insurance company which was used by Citizens South Bank for certain real estate transactions and continues to operate as such. Citizens Properties, LLC was formed in January 2012 for the purpose of holding, managing and resolving certain real estate that was acquired through foreclosure, or other nonperforming and substandard assets, and continues to operate as such.

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

Many of the requirements called for in the Dodd-Frank Act continue to be implemented, and/or are subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

In addition, from time to time, various other legislative and regulatory initiatives are introduced in Congress and state legislatives, as well as regulatory agencies, that may impact the Company or the Bank. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change bank statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any such legislation or regulatory policies will be enacted or, if enacted, the effect that such would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on our business. The following items provide brief descriptions of certain provisions of the Dodd-Frank Act:

Increased Capital Standards and Enhanced Supervision. The Dodd-Frank Act includes certain provisions concerning the capital regulations of United States banking regulatory agencies. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. In accordance with such provisions, in July 2013, the federal banking regulatory agencies adopted final regulatory capital rules applicable to United States banking organizations. See “—Capital Adequacy Guidelines” below. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

Volcker Rule. The Dodd-Frank Act amended the Bank Holding Company Act (the “BHC Act”) to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, which is effective April 1, 2014. Banking entities will have until July 21, 2015 to conform their activities to the requirements of the rule.

The Bureau of Consumer Financial Protection. The Dodd-Frank Act created the Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve System. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Bureau has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets are subject to rules promulgated by the Bureau, but continue to be examined and supervised by federal banking regulatory agencies for consumer compliance purposes.

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits that was first introduced as part of the emergency economic stabilization legislation enacted in 2008. The Dodd-Frank Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated, increased the minimum designated reserve ratio of the DIF (subsequently set at 2% by the FDIC) from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminated payment of dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also permits depository institutions to now pay interest on demand deposits.

Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act to require that the amount of any interchange fee charged for electronic debit transactions by debit card issuers having assets over $10 billion must be reasonable and proportional to the actual cost of a transaction to the issuer, commonly referred to as the “Durbin Amendment”. The Federal Reserve Board adopted final rules effective October 1, 2011, which limit the maximum permissible interchange fees that such issuers can receive for an electronic debit transaction. Although the restrictions on interchange fees do not apply to institutions with less than $10 billion in assets, the price controls could negatively impact bankcard services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

Corporate Governance. The Dodd-Frank Act addressed many corporate governance and executive compensation matters that will affect most United States publicly traded companies, including the Company. The Dodd-Frank Act, among other things: (i) granted shareholders of United States publicly traded companies an advisory vote on executive compensation; (ii) enhanced independence requirements for compensation committee members; (iii) required companies listed on national securities exchanges to adopt incentive-based compensation claw back policies for executive officers; and (iv) provided the Securities and Exchange Commission (“SEC”) with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

General. As a registered bank holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by the Federal Reserve Board. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders and require that a bank holding company divest subsidiaries, including subsidiary banks. The Company is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of the Bank.

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

In addition to state and federal banking laws, regulations and regulatory agencies, the Company and the Bank are subject to various other laws, regulations and supervision and examination by other regulatory agencies, including, with respect to the Company, the SEC and the NASDAQ Global Stock Market (“NASDAQ”).

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

Interstate Banking and Branching. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of those acquisitions under state law, subject to certain exceptions. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, unless a state determined to “opt out” of coverage under this provision. Furthermore, the Interstate Banking and Branching Act provided that a bank may open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. North Carolina opted in to the provision of the Interstate Banking and Branching Act that allows out-of-state banks to branch into their state by establishing a de novo branch in the state, but only on a reciprocal basis. This means that an out-of-state bank could establish a de novo branch in North Carolina only if the home state of such bank would allow North Carolina banks to establish de novo branches in that state under substantially the same terms as allowed in North Carolina. Virginia also allowed de novo branching of out-of-state banks in Virginia on a reciprocal basis, but South Carolina and Georgia law only permitted interstate branching through acquisitions and not de novo branching by an out-of-state bank. The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as North Carolina, South Carolina, Georgia and Virginia. This law effectively now permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

Capital Adequacy Guidelines. The various federal bank regulators, including the Federal Reserve Board and the FDIC, have adopted substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations, including bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum prescribed levels, whether because of its financial condition or actual or anticipated growth. The risk-based guidelines currently in effect define a three-tier capital framework. Tier 1 capital is defined to include the sum of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock (including any related surplus), a limited amount of trust preferred securities and qualifying minority interests in consolidated subsidiaries, minus goodwill, other intangible assets (other than certain servicing assets), certain credit-enhancing interest-only strips, deferred tax assets in excess of certain thresholds and certain other items. Tier 2 capital includes qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses. Tier 3 capital includes primarily qualifying unsecured subordinated debt. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries is equal to qualifying total capital. Under the current risk-based guidelines, the Company and the Bank are required to maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and a minimum ratio of Total Capital to risk-weighted assets of 8%.

Each of the federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, also has established minimum leverage capital requirements for banking organizations. The current requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. All other institutions must maintain a minimum leverage capital ratio of not less than 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. As a condition of its non-objection to our notice filed under the Change in Bank Control Act in connection with the Bank’s Public Offering, which occurred in August 2010, the FDIC had required that the Bank maintain a minimum leverage capital ratio of not less than 10% for three years following the completion of the Public Offering. This commitment expired on August 18, 2013.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. In addition, pursuant to the FDICIA, the various regulatory agencies have prescribed certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and such agencies may take action against a financial institution that does not meet the applicable standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under current regulations, generally an institution will be treated as “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by any such regulatory authority to meet a specific capital level. An institution will be treated as “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% in some cases) and it is not considered a well capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% will be treated as “undercapitalized.” An institution that has total risk-based capital ratio of less than 6%, Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% will be treated as “significantly undercapitalized,” and an institution that has a tangible capital to assets ratio equal to or less than 2% will be deemed to be “critically undercapitalized.” Under these guidelines, the Company and the Bank were considered “well capitalized” as of December 31, 2013.

In July 2013, the federal banking regulatory agencies approved final regulatory capital rules applicable to United States banking organizations (the “Final Rules”) which will replace the existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the credit risk weightings for banking and trading book assets. The new regulatory capital rules establish the benchmark capital rules and capital floors that are generally applicable to United States banks under the Dodd-Frank Act and make the capital rules consistent with heightened international capital standards known as Basel III. These new capital standards will apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million.

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

Deposit Insurance and Assessments. The Bank’s deposits are insured by the DIF as administered by the FDIC, up to the applicable limits set by law, and are subject to the deposit insurance premium assessments of the DIF. The DIF imposes a risk-based deposit insurance premium system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a small banking institution (an institution with assets of less than $10 billion), the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act amended the manner in which deposit insurance assessments are calculated. As opposed to a percentage of total deposits, the Dodd-Frank Act provides that assessments will be calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. In June 2009, the FDIC levied a special assessment on all insured depository institutions, and in November 2009, the FDIC adopted a ruling requiring all insured depository institutions to prepay three years worth of premiums to replenish the DIF. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

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

Dividends and Repurchase Limitations. The payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law. In addition, the Federal Reserve Board has issued a policy statement regarding payment of cash dividends by a bank holding company, indicating that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover the cash dividends, the holding company’s prospective rate of earnings retention is consistent with the holding company’s capital needs and overall financial condition, and the holding company is not in danger of not meeting its minimum regulatory capital adequacy ratios. As a bank holding company, the Company also must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its consolidated net worth during any twelve-month period unless the Company (i) both before and after the repurchase satisfies capital requirements for "well capitalized" bank holding companies; (ii) is well managed; and (iii) is not the subject of any unresolved supervisory issues.

The Company is a legal entity separate and apart from the Bank. The primary source of funds for distributions paid by the Company, as well as funds used to pay principal and interest on the Company’s indebtedness, is dividends from the Bank, and the Bank is subject to laws and regulations that limit the amount of dividends it can pay. North Carolina law provides that, subject to certain capital requirements, the Bank generally may declare a dividend out of undivided profits as the board of directors deems expedient. In addition to the foregoing, the ability of either the Company or the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described above. Furthermore, if in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Company, its shareholders and its creditors to participate in any distribution of assets or earnings of the Bank is further subject to the prior claims of creditors against the Bank.

Transactions with Affiliates of the Bank. Transactions between an insured bank and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls or is under common control with the bank. Sections 23A and 23B, as implemented by the Federal Reserve Board’s Regulation W, (i) limit the extent to which a bank or its subsidiaries may engage in covered transactions (including extensions of credit) with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limit such transactions with all affiliates to an amount equal to 20% of capital stock and retained earnings; (ii) require collateralization of between 100% and 130% for extensions of credit to an affiliate; and (iii) require that all affiliated transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchasing of assets, issuing of guarantees and other similar types of transactions and pursuant to the Dodd-Frank Act includes derivative securities lending and similar transactions. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that prevailing at the time for similar transactions with non-affiliates.

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

Bank Secrecy Act. We are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act (the “BSA”). The BSA gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The BSA takes measures intended to encourage information sharing among institutions, bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on a broad range of financial institutions, including the Company. The following obligations are among those imposed by the BSA:

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

Commercial Real Estate (“CRE”) and Construction and Development (“C&D”) Concentration Guidance. In 2006 and again in 2008, federal banking agencies, including the FDIC, issued guidance designed to emphasize risk management for institutions with significant CRE and C&D loan concentrations. The guidance reinforces and enhances the FDIC’s existing regulations and guidelines for real estate lending and loan portfolio management and emphasizes the importance of strong capital and loan loss allowance levels and robust credit risk-management practices for institutions with significant CRE and C&D exposure. While the defined thresholds past which a bank is deemed to have a concentration in CRE loans prompt enhanced risk management protocols, the guidance does not establish specific lending limits. Rather, the guidance seeks to promote sound risk management practices that will enable banks to continue to pursue CRE and C&D lending in a safe and sound manner. In addition, a bank should perform periodic market analyses for the various property types and geographic markets represented in its portfolio and perform portfolio level stress tests or sensitivity analyses to quantify the impact of changing economic conditions on asset quality, earnings and capital.

Consumer Laws and Regulations. Banks are also subject to certain laws and regulations that are designed to protect consumers. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and consumer privacy protection provisions of the Gramm-Leach-Bliley Act and comparable state laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions deal with consumers. With respect to consumer privacy, the Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

During 2013, the Bureau issued a series of proposed and final rules related to mortgage loan origination and mortgage loan servicing. In particular, in January 2013, the Bureau issued its final rule, which was effective January 10, 2014, on ability to repay and qualified mortgage standards to implement various requirements of the Dodd-Frank Act amending the Truth in Lending Act. The final rule requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a borrower will have the ability to repay a mortgage loan according to its terms before making the loan. The final rule also includes a definition of a “qualified mortgage,” which provides the lender with a presumption that the ability to repay requirements have been met. This presumption is conclusive (i.e. a safe harbor) if the loan is a “prime” loan and rebuttable if the loan is a higher-priced, or subprime, loan. The ability-to-repay rule has the potential to significantly affect our business, as a borrower can challenge a loan’s status as a qualified mortgage or that the lender otherwise established the borrower’s ability to repay in a direct cause of action for three years from the origination date, or as a defense to foreclosure at any time. In addition, the value and marketability of non-qualified mortgages may be adversely affected.

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

The acquisition by us of other financial institutions or parts of those institutions, or the establishment of de novo branch offices and loan production offices, involves a number of risks, including the risk that:

●	we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;

●	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;

●

the institutions we acquire may have distressed assets and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;

●

we may be required to take write-downs or write-offs, restructuring and impairment, or other charges related to the institutions we acquire that could have a significant negative effect on our financial condition and results of operations;

●	there may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;

●	we may not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our results of operations or result in dilution to our existing shareholders;

●

our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business and we may not be able to successfully integrate such operations and personnel;

●

our announcement of another transaction prior to completion of a merger could result in a delay in obtaining regulatory or shareholder approval for a merger, which could have the effect of limiting our ability to fully realize the expected financial benefits from the transaction;

●	we may not be able to obtain regulatory approval for an acquisition;

●	we may enter new markets where we lack local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

●	we may introduce new products and services we are not equipped to manage or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

●	we may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which results in adverse short-term effects on our results of operations;

●

we may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, financial condition and stock price; or

●	we may lose key employees and customers.

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

In connection with any acquisitions, as required by United States generally accepted accounting principles (“GAAP”), we will record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions may result in us recording intangible assets, including deposit intangibles and goodwill. We will perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two-step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance, may significantly affect the fair value of any goodwill and may trigger impairment losses, which could be materially adverse to our results of operations, financial condition and stock price.

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

Risks Associated With Our Business

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The domestic and international capital and credit markets have been experiencing volatility and disruption for over five years, resulting in uncertainty in the financial markets in general. During this time, the financial markets and economic conditions generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets.

Overall, during the past five years, the general business environment has had an adverse effect on our business. Although there has been recent improvement in general economic conditions in our market, with evidence of stabilizing home prices and a reduction in unemployment levels, there can be no assurance that the environment will continue to improve in the near term. Unemployment levels remain elevated, housing prices remain depressed, and demand for housing remains weak due to distressed sales and tightened lending standards. Consequently, there can be no assurance that the economic conditions will continue to improve in the near term. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments and our ongoing operations, costs and profitability.

In addition, an extended deterioration in local economic conditions in our markets and target markets could drive losses beyond those that are or will be provided for in our allowance for loan losses and result in the following consequences:

●	increases in loan delinquencies;

●	increases in nonperforming loans and foreclosures;

●	decreases in demand for our products and services, which could adversely affect our liquidity position;

●	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power; and

●	decreases in our ability to raise additional capital on terms acceptable to us, or at all.

Until conditions improve, we expect our business, financial condition and results of operations to continue to be challenged, which could negatively impact our stock price.

Our estimated allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. At December 31, 2013, our allowance for loan losses totaled approximately $8.8 million, which represented 0.68% of total loans and 71.80% of total nonperforming loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, we may be required to increase the allowance due to the conditions of loans acquired as result of the mergers with Community Capital and Citizens South, should the remaining acquisition accounting fair market value adjustments for such loans be judged inadequate relative to their estimated future performance. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. The risks inherent in our loan portfolio were exacerbated by the negative developments in the financial markets and the economy in general in recent years, and additional loan losses could occur in the future and may occur at a rate greater than we have experienced to date. Our allowance for loan losses decreased as a percentage of total loans throughout 2013 as our asset quality continued to improve and previously recognized impairment on our purchased credit-impaired (“PCI”) loans was reversed in part. However, no assurance can be given that the allowance will be adequate to cover loan losses inherent in our loan portfolio, and we may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future. Any increase in our allowance for loan losses would have an adverse effect on our results of operations and financial condition, which could impact our stock price.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2013, our nonperforming assets totaled approximately $26.8 million, or 1.37% of total assets. Our nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or other real estate owned (“OREO”). We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well write-downs from time to time, as appropriate, of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings may be adversely affected, which could impact our stock price.

Failure to comply with the terms of the FDIC loss-share agreements acquired from Citizens South may result in significant losses.

As a result of our merger with Citizens South, we assumed certain FDIC loss-share agreements. These loss-share agreements cover approximately $71.1 million (net of related fair value marks) in assets, and provide that the FDIC will reimburse us for between 80 and 95 percent of net losses on covered assets. We must comply with the specific, detailed and cumbersome compliance, servicing, notification and reporting requirements provided in the agreements. Our failure to comply with the terms of the agreements or to properly service the loans and OREO under the requirements of the loss-share agreements may cause individual loans or large pools of loans to lose eligibility for loss-share payments from the FDIC. This could result in material losses that are currently not anticipated.

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

At December 31, 2013, approximately 90% of our loans had real estate as a primary or secondary component of collateral and included a significant portion of loans secured by commercial real estate and construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values have declined significantly during the recent economic crisis. Although real estate prices in most of our markets have stabilized or are improving, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

Our ten largest lending relationships (including aggregate exposure to guarantors) at December 31, 2013, range from $7.3 million to $15.4 million and averaged $8.7 million. None of these lending relationships was included in nonperforming loans at December 31, 2013. The deterioration of one or more additional large relationship loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

The FDIC deposit insurance assessments that we are required to pay may increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC to maintain the level of the FDIC deposit insurance reserve ratio. The recent failures of many financial institutions have significantly increased the loss provisions of the DIF, resulting in a decline in the reserve ratio. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its assessment rates which raised deposit premiums for certain insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the FDIC may increase the deposit insurance assessment rates. Any future assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect the Company’s earnings and could have a material adverse effect on the value of its Common Stock.

The downgrade of United States government securities by the credit rating agencies and Europe’s debt crisis could have a material adverse effect on our business, financial condition and results of operations.

The continuing debates in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy have resulted in actual and threatened downgrades of United States government securities by the various major credit ratings agencies. A further downgrade could create uncertainty in the United States and global financial markets and economies. Any such adverse impact could cause other events which, directly or indirectly, could adversely affect our business, financial condition and results of operations.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our business, financial condition and results of operations.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent correspondent bank. As of December 31, 2013, the Company is considered to be in a slight liability-sensitive position, meaning income and capital are generally expected to increase with a decrease in short-term interest rates and, conversely, to decrease with an increase in short-term interest rates. However, based on the results of this simulation model, if short-term interest rates immediately decreased by 200 basis points, we could expect net income and capital to decrease by approximately $2.6 million over a 12-month period. This result is primarily due to the current low interest rate environment, under which interest rates on the Company’s average interest-bearing liabilities cannot benefit fully from a 200 basis point rate reduction, without turning negative, while yields on our average interest-earning assets could decline by 200 basis points. Furthermore, if short-tem interest rates increase by 300 basis points, simulation modeling predicts net interest income will also decline by approximately $5.1 million over a 12-month period as a result of our liability-sensitive position.

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

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, including new or revised regulation of such things as systemic risk, capital adequacy, deposit insurance assessments and consumer financial protection. The federal banking regulators have adopted new regulatory capital rules applicable to United States banking organizations. Complying with these and other new legislative or regulatory requirements, and any programs established thereunder, could have a material adverse impact on our business, financial condition and results of operations.

If we have to record an other-than-temporary-impairment in connection with our collateralized loan obligations (“CLOs”) as a result of the Volcker Rule, it could have a negative impact on our profitability.

The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). At December 31, 2013, we held four investments in senior tranches of CLOs totaling $23.4 million, which could be impacted by the Volcker Rule. One of these tranches was amended during the fourth quarter of 2013 to comply with the applicable investment criteria under the Volcker Rule. Our investments in the remaining three CLOs, which had a net unrealized loss of $274,000 at December 31, 2013, currently would be prohibited under the Volcker Rule. Unless the CLO documentation is amended to avoid inclusion within the rule’s prohibitions, we would have to recognize write-downs of these securities, by recognizing an other-than-temporary impairment (“OTTI”) in conformity with GAAP rules. Any OTTI charges could significantly impact our earnings.

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

Following our Public Offering, we changed our management team, reduced the size of, and reconstituted our board of directors. Our growth strategy contemplates continued services and expertise of these persons in the different markets in which it seeks to expand. The loss of the services of any of these persons could have an adverse impact on our ability to execute our growth strategy or on our business, operations and financial condition.

To be profitable, we must compete successfully with other financial institutions that have greater resources and capabilities than we do.

The banking business in our target markets is highly competitive. Many of our existing and potential competitors are larger and have greater resources than we do and have been in existence a longer period of time. We compete with these institutions in both attracting deposits and originating loans. We may not be able to attract customers away from our competition. We compete for loans and deposits with other commercial banks; savings banks; thrifts; trust companies; credit unions; securities brokerage firms; mortgage brokers; insurance companies; mutual funds; and industrial loan companies.

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

To conduct our business, we rely heavily on technology-driven products and services and on communications and information systems. Our future success will depend, in part, on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. We have taken measures to implement backup systems and other safeguards with respect to the physical infrastructure and systems that support our operations, but our ability to conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online banking, mobile banking, automated teller machines (“ATMs”) backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

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

Our authorized capital includes 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. As of December 31, 2013, we had 44,730,669 shares of Common Stock outstanding, including 770,399 shares which have voting rights but no economic interest related to unvested and performance-based restricted stock issued pursuant to our Long Term Incentive Plan (“LTIP”), and had reserved or otherwise set aside for issuance 2,225,551 shares underlying outstanding options and 196,346 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of Common Stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the Common Stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our board of directors initiated a cash dividend in 2013. However, any future declaration of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. We make no assurances that we will pay any dividends in the future. The holders of our common stock are entitled to receive dividends when and if declared by our board of directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business.

Moreover, we are a bank holding company that is a separate and distinct legal entity from the Bank. As a result, our ability to make dividend payments, if any, on our Common Stock depends primarily upon receipt of dividends and other distributions received from the Bank. Various federal and state regulations limit the amount of dividends that the Bank may pay to us and that we may pay to our shareholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. In addition, our right to participate in any distribution of assets of the Bank or any other subsidiary we may have from time to time upon the subsidiary’s liquidation or otherwise, and thus the ability of our shareholders to benefit indirectly from such distribution, will be subject to the prior claims of creditors of the subsidiary, except to the extent any of our claims as a creditor of the subsidiary may be recognized. As a result, our Common Stock effectively will be subordinated to all existing and future liabilities and obligations of the Bank and any other subsidiaries we may have.

Your right to receive liquidation and dividend payments on our Common Stock is junior to our existing and future indebtedness and to any other senior securities we may issue in the future.

Shares of our Common Stock are equity interests in the Company and do not constitute indebtedness. This means that shares of the Common Stock will rank junior to all of our indebtedness and to other nonequity claims against us and our assets available to satisfy claims against us, including in our liquidation. As of December 31, 2013, we had outstanding approximately $32.7 million (excluding acquisition accounting fair market value adjustments) aggregate principal amount of subordinated debt which, in addition to our other liabilities, would be senior in right of payment to our Common Stock. We may incur additional indebtedness from time to time without the approval of the holders of our Common Stock.

Our common shareholders also are subject to the prior dividend and liquidation rights of any preferred stock outstanding from time to time. Our board of directors is authorized to issue classes or series of preferred stock in the future without any action on the part of our common shareholders.

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

At December 31, 2013, the Bank operated 43 full service branches and one drive through facility located in North Carolina, South Carolina and North Georgia. The Bank owns 36 of these branches. The remaining properties are leased. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. On December 20, 2013, the Company entered into an operating lease in Richmond, Virginia for a loan production office. Additional information relating to premise, equipment and lease commitments is set forth in Note 8 – Premises and Equipment or Note 15 – Leases to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” in this report.

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

As previously disclosed, on June 6, 2012, a putative stockholder class action lawsuit was filed against Citizens South, Citizens South's directors and the Company in the Delaware Court of Chancery in connection with the Citizens South merger agreement: Heath v. Kim S. Price, et al., C.A. No. 7601-VCP (Court of Chancery of the State of Delaware). The lawsuit asserted that the members of the Citizens South board of directors breached their fiduciary duties owed to Citizens South stockholders in connection with the approval of the proposed merger with the Company and that Citizens South and the Company aided and abetted the alleged breaches of fiduciary duty. On August 6, 2012, an amended complaint was filed adding an allegation that the members of the Citizens South board of directors breached their fiduciary duties of disclosure. On September 12, 2012, the Company entered into a memorandum of understanding (the “MOU”) with plaintiffs and other named defendants regarding the settlement of the lawsuit. Pursuant to the terms of the MOU, the parties agreed to enter into a Stipulation of Settlement whereby the plaintiffs agreed to the dismissal of the lawsuit with prejudice and to withdraw all motions filed in connection with the lawsuit in exchange for the Company and Citizens South making available additional information to Citizens South's stockholders in the Company's Current Report on Form 8-K filed September 14, 2012. On September 20, 2013, the parties filed the Stipulation of Settlement with the Court. On January 8, 2014, the Court issued an Order and Final Judgment certifying the class, approving the Stipulation of Settlement and dismissing the action with prejudice, which is now final and non-appealable. The financial terms of the settlement were not material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of  Equity Securities

Common Stock Market Prices; Dividends

The Company’s Common Stock is traded publicly on NASDAQ under the symbol “PSTB”. The following table summarizes and sets forth the high and low closing sales prices of the Common Stock on NASDAQ and dividends declared per share for the periods indicated:

Year	Quarter	High	Low	Dividend
2013	Fourth	$7.28	$6.00	$0.02
	Third	6.81	5.74	0.02
	Second	6.02	5.16	n/a
	First	6.06	5.20	n/a

2012	Fourth	$5.39	$4.71	n/a
	Third	5.10	4.33	n/a
	Second	5.07	3.89	n/a
	First	5.01	3.89	n/a

As of February 28, 2014, there were 44,739,799 shares of our Common Stock outstanding held by approximately 2,125 shareholders of record.

Under North Carolina law, we are authorized to pay dividends as declared by our board of directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. On July 26, 2013, our board of directors approved the initiation of a quarterly cash dividend to our common shareholders. Future dividends will be subject to board approval. As we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders is dividends we receive from the Bank. For that reason, our ability to pay dividends is subject to the limitations that apply to the Bank. For more information on applicable restrictions on the payment of dividends, see Note 13 – Regulatory Matters to the Company’s audited consolidated financial statements as of December 31, 2013 and 2012 and for the fiscal years ended December 31, 2013, 2012 and 2011 and the notes thereto included in Part II, Item 8 (the “Consolidated Financial Statements”).

Unregistered Sales of Equity Securities

We did not sell any of our equity securities during fiscal years 2010 through 2013 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), other than as previously disclosed on the Bank’s Current Report on Form 8-K dated August 18, 2010 and filed with the FDIC.

Repurchase of Equity Securities

The following table presents the purchase of equity securities by the Company during the three months ended December 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Repurchases from October 1, 2013 through October 31, 2013	-	$-	-	2,197,000

Repurchases from November 1, 2013 through November 30, 2013	9,700	6.50	9,700	2,187,300

Repurchases from December 1, 2013 through December 31, 2013	46,567	6.46	46,567	2,140,733

Total	56,267	$6.46	56,267	2,140,733

(1)	On November 2, 2012, we announced a program which expires on December 31, 2014 to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

Performance Graph

The following graph compares the cumulative total shareholder return (“CTSR”) of our Common Stock during the previous five years with the CTSR over the same measurement period of the S&P 500 Index, the Keefe Bruyette & Woods (“KBW”) Bank Index and the KBW Regional Bank Index. Each trend line assumes that $100 was invested on December 31, 2008 and that all dividends were reinvested. The information in the graph below for all periods prior to January 1, 2011 is that of the Bank on a stand-alone basis.

The foregoing performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act of the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6. Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2013 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein. The information in the selected financial data for all periods prior to January 1, 2011 is that of the Bank on a stand-alone basis. Year-to-year financial information comparability is affected by the transaction expenses and the accounting treatment of our mergers with Community Capital in November 2011 and Citizens South in October 2012. See Note 3 - Business Combinations to the Consolidated Financial Statements.

	At or for the Year Ended December 31,
	2013	2012(1)	2011	2010	2009
	(dollars in thousands, except per share data)
Income Statement Data
Total interest income	$78,805	$57,946	$25,564	$22,642	$21,668
Total interest expense	6,382	6,570	6,169	7,607	9,290
Net interest income	72,423	51,376	19,395	15,035	12,378
Provision for loan losses	746	2,023	9,385	17,005	3,272
Net interest income (loss) after provision	71,677	49,353	10,010	(1,970)	9,106
Noninterest income (loss)	15,086	11,372	1,647	126	(293)
Noninterest expense	64,099	54,076	24,960	11,053	7,997
Income (loss) before taxes	22,664	6,649	(13,303)	(12,897)	816
Income tax expense (benefit)	7,359	2,306	(4,944)	(5,038)	239
Net income (loss)	15,305	4,343	(8,359)	(7,859)	577
Preferred dividends	353	51	-	-	-
Net income (loss) to common shareholders	$14,952	$4,292	$(8,359)	$(7,859)	$577

Per Share Data
Basic earnings (loss) per common share	$0.34	$0.12	$(0.29)	$(0.58)	$0.12
Diluted earnings (loss) per common share	$0.34	$0.12	$(0.29)	$(0.58)	$0.12
Cash dividends (2)	$0.04	n/a	n/a	n/a	n/a
Weighted-average common shares outstanding:
Basic	43,965,408	35,101,407	28,723,647	13,558,221	4,951,098
Diluted	44,053,253	35,108,229	28,723,647	13,558,221	4,951,098

Balance Sheet Data
Cash and cash equivalents	$55,067	$184,142	$28,543	$65,378	$23,238
Investment securities	401,463	245,571	210,146	140,590	42,567
Loans	1,286,977	1,346,116	748,668	399,829	397,564
Allowance for loan losses	(8,831)	(10,591)	(10,154)	(12,424)	(7,402)
Total assets	1,960,790	2,032,794	1,113,222	616,108	473,855
Deposits	1,599,885	1,632,004	846,637	407,820	392,633
Borrowings	55,996	80,143	49,765	20,874	26,989
Subordinated debt	22,052	21,573	12,296	6,895	6,895
Shareholders’ equity	$262,083	$275,702	$190,054	$177,101	$46,095

Profitability Ratios
Return on average total assets	0.76%	0.32%	-1.20%	-1.46%	0.13%
Return on average stockholders’ equity	5.42%	1.99%	-4.69%	-8.00%	1.26%
Net interest margin (3)	4.20%	4.29%	3.06%	2.95%	2.76%
Efficiency ratio (4)	73.33%	88.29%	119.76%	71.39%	64.19%

Asset Quality Ratios
Net charge-offs to total loans	0.23%	0.12%	1.54%	3.00%	0.36%
Allowance for loan losses to total loans	0.68%	0.78%	1.34%	3.11%	3.11%
Nonperforming loans to total loans and OREO	1.29%	1.29%	2.61%	10.53%	0.68%
Nonperforming assets to total assets	2.11%	2.13%	3.25%	7.04%	0.89%

Liquidity Ratios
Net loans to total deposits	80.44%	82.49%	82.49%	94.99%	99.37%
Liquidity ratio (5)	20.92%	21.96%	28.80%	50.50%	15.81%
Equity to total assets	13.37%	13.56%	17.07%	28.75%	9.73%

Capital Ratios
Tangible common equity to tangible assets (6)	11.79%	12.14%	16.73%	28.75%	9.73%
Tier 1 leverage	11.63%	11.25%	17.77%	27.39%	9.40%
Tier 1 risk-based capital	15.34%	15.09%	19.53%	40.20%	10.66%
Total risk-based capital	16.46%	16.30%	21.61%	43.06%	13.55%

(1)	Revised to reflect measurement period adjustments to goodwill.
(2)	On July 26, 2013, our board of directors approved the initiation of a quarterly cash dividend to our common shareholders.
Future dividends are subject to board approval.
(3)	Net interest margin is presented on a tax equivalent basis.
(4)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income.
Gains and losses on sales of securities and OREO are excluded from the calculation.
(5)	Calculated by dividing total liquid assets by net deposits and short-term liabilities.
(6)

Non-GAAP Financial Measure. See "Non-GAAP Financial Measures" in Item 7. "Management's Discussion and Analysis of  Financial Condition and Results of Operations" in this report for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial position and results of operations and should be read in conjunction with the information set forth in Part I, Item 1A. “Risk Factors” and the Consolidated Financial Statements.

Executive Overview

The Company experienced strong financial performance in 2013 as discussed below. In addition, we initiated several strategic moves in 2013 that came to fruition in early January 2014. First, we entered the Richmond, Virginia market by opening a loan production office and hiring three experienced bankers. Second, we strengthened our management team with leaders for operations and information technology, wealth management and mortgage banking. In addition, we completed our initial sales and credit training initiatives in the retail bank, rolled-out the second phase of our new mobile banking platform, and introduced our new workplace banking retail product package. Finally, we completed implementation of a new human resources information system as part of our continuing commitment to improve both operating efficiency and our employee experience.

We reported net income available to common shareholders of $15.3 million, or $0.34 per share, for the year ended December 31, 2013 compared to net income available to common shareholders of $4.3 million, or $0.12 per share, for the year ended December 31, 2012. Excluding merger-related expenses and gain on sale of securities, we reported adjusted net income available to common shareholders of $16.3 million, or $0.37 per share, for the year ended December 31, 2013 compared to adjusted net income available to common shareholders of $7.5 million, or $0.21 per share, for the year ended December 31, 2012. Expenses related to the mergers with Citizens South and Community Capital totaled $2.2 million in 2013 compared to $5.9 million in 2012. We incurred approximately $2.2 million in expenses related to the mergers resulting from core system conversion, employee benefit plans conversions, and other legal matters. Gain on sale of securities totaled $98 thousand in 2013 compared to $1.5 million in 2012. Results for 2013 include a full year of operating results from Citizens South and results for 2012 include three months of operations from the merger with Citizens South.

Net interest income increased $21.9 million, or 41%, for the year ended December 31, 2013 to $72.4 million, compared to $51.3 million for the year ended December 31, 2012. Provision expense decreased $1.3 million, or 63%, for the year ended December 31, 2013 to $746 thousand, compared to $2.0 million for the year ended December 31, 2012, reflecting improved asset quality. Noninterest income increased $3.5 million, or 30.0%, for the year ended December 31, 2013 to $15.1 million, compared to $11.6 million for the year ended December 31, 2012. Included in noninterest income for 2013 is a $1.1 million gain generated from settling, at a discount, the contingent underwriting fee liability remaining from the Public Offering. Noninterest expenses increased $9.8 million, or 18%, for the year ended December 31, 2013 to $64.1 million, compared to $54.3 million for the year ended December 31, 2012.

Asset quality continued to improve during 2013 and remains a point of strength for the Company. Nonperforming loans decreased $1.9 million, or 11%, from $17.8 million, or 1.31% of total loans, at December 31, 2012 to $15.9 million, or 1.23% of total loans, at December 31, 2013, due to the continued resolution of problem loans. Nonperforming assets decreased by $12.5 million, or 29%, from $42.9 million at December 31, 2012 to $26.8 million at December 31, 2013 due to successful disposition of numerous OREO properties and the continued resolution of problem assets. Nonperforming assets decreased to 1.37% of total assets at December 31, 2013 from 2.11% at December 31, 2012.

The allowance for loan losses was $8.8 million, or 0.68% of total loans, at December 31, 2013, compared to $10.6 million, or 0.78% of total loans, at December 31, 2012. Net charge-offs increased $1.4 million, or 90%, from $1.6 million, or 0.12% of total loans, for the year ended December 31, 2012 to $3.0 million, or 0.23% of total loans, for the year ended December 31, 2013.

Total assets increased $72.0 million, or 4%, to $2.0 billion at December 31, 2013. The investment securities portfolio, including nonmarketable equity securities, increased $154.4 million, or 61%, to $407.4 million. This increase was offset by decreases in (i) cash and cash equivalents of $129.1 million, or 70%, (ii) loans and loans held for sale of $70.9 million, or 5%, and (iii) all other asset categories of $26.4 million, or 11%. Included in the increase in investment securities is a $50 million investment strategy initiated in December 2013. Interest income from the strategy is intended to partially offset expenses associated with the new Richmond loan production office and other hiring initiatives. The strategy includes $25 million of agency collateralized mortgage obligations and $25 million of agency pass-through mortgage-backed securities, which were funded by a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered money market deposit program. The future interest rate risk on these floating rate deposits is hedged through the combination of a $12.5 million five-year interest rate swap, a $12.5 million seven-year interest rate swap and a $25 million two-year forward starting five-year interest rate swap.

Total deposits decreased $32.1 million, or 2%, from December 31, 2012, to $1.6 billion at December 31, 2013 due higher yielding time deposits maturing and not being replaced and a decline in interest-bearing demand deposits. Total borrowings decreased $23.7 million, or 23%, to $78.0 million at December 31, 2013 compared to $101.7 million at December 31, 2012, due to the repayment of a $15.0 million FHLB daily credit rate borrowing and a change in a short-term borrowing product, for $9.1 million that was converted to an interest-bearing deposit product. Additionally, we entered into a $20 million three-year forward starting, five-year interest rate swap in October 2013 as a cash flow hedge against future interest rate risk in a portion of our floating rate FHLB borrowings.

Total shareholders’ equity decreased $13.6 million, or 5%, to $262.1 million at December 31, 2013 compared to $275.7 million at December 31, 2012, driven by the redemption of the $20.5 million Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) and an $8.0 million decrease in accumulated other comprehensive income, partially offset by current year earnings. In the fourth quarter of 2013, we repurchased 56,267 shares of common stock at an average cost of $6.46 per share, for a total of $365 thousand. We remained well capitalized at December 31, 2013. Tangible common equity as a percentage of tangible assets remained strong at 12.14%. Tier 1 leverage ratio also remained strong at 11.79%.

Adjusted net income and related per share measures, as well as tangible common equity and tangible assets, and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

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

Consistent with our growth strategy, in January 2014, the Bank opened a loan production office in Richmond, Virginia. In prior years, the Bank opened full-service branches in Charleston and Greenville, South Carolina and Raleigh, North Carolina. The Bank currently anticipates that it will open additional branch offices and/or loan production offices in its target markets in the future.

As part of our growth strategy, the Company acquired Community Capital in November 2011. The aggregate merger consideration consisted of 4,024,269 shares of Common Stock and approximately $13.3 million in cash. The final transaction value was approximately $28.8 million based on the $3.85 per share closing price of the Common Stock on October 31, 2011.

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

PCI Loans. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. We estimate the cash flows expected to be collected at acquisition using specific credit review of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which incorporate our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.

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

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portion related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any segment. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans to the Consolidated Financial Statements.

OREO. OREO, consisting of real estate acquired through, or in lieu of, loan foreclosures is recorded at the lower of cost or fair value less estimated selling costs when acquired. Fair value is determined based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as net cost (earnings) of operation of other real estate owned, a component of non-interest expense.

FDIC Indemnification Asset. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the related covered assets because the asset is not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and thus amortization through non-interest income. Impairment of the underlying covered assets will increase the cash flows of the FDIC indemnification asset and result in a credit to the provision for loan losses for acquired loans.

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

As of December 31, 2013 and 2012, we had a net DTA in the amount of approximately $37.4 million and $40.9 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either December 31, 2013 or 2012.

Further information regarding our income taxes is presented in Note 12 —Income Taxes to the Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, tangible book value, adjusted allowance for loan losses to loans, adjusted net income (loss), adjusted noninterest income, adjusted noninterest expenses and adjusted net interest margin, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets, tangible common equity and tangible book value (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income (loss), adjusted noninterest income and adjusted noninterest expense (which exclude merger-related expenses and gain on sale of securities, as applicable) and adjusted net interest margin (which excludes accelerated accretion of net acquisition accounting fair market value adjustments) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s Consolidated Financial Statements at December 31:

Reconciliation of Non-GAAP Financial Measures

	2013	2012	2011
	(dollars in thousands, except share and per share data)
Tangible assets:
Total assets	$1,960,790	$2,032,794
Less: intangible assets	35,049	36,078
Tangible assets	$1,925,741	$1,996,716

Tangible common equity:
Total common equity	$262,083	$255,202
Less: intangible assets	35,049	36,078
Tangible common equity	$227,034	$219,124

Tangible common equity to tangible assets:
Tangible common equity	$227,034	$219,124
Divided by: tangible assets	1,925,741	1,996,716
Tangible common equity to tangible assets	11.79%	10.97%
Total equity to total assets	13.37%	12.55%

Tangible book value per share:
Issued and outstanding shares	44,730,669	44,575,853
Less: nondilutive restricted awards	(770,399)	(646,260)
Period end dilutive shares	43,960,270	43,929,593

Tangible common equity	$227,034	$219,124
Divided by: dilutive common shares outstanding (1)	43,960,270	43,929,593
Tangible common book value per share	$5.16	$4.99
Total common book value per share	$5.96	$5.81

Adjusted allowance for loan losses (2):
Allowance for loan losses	$8,831	$10,591
Plus: acquisition accounting net FMV adjustments to acquired loans	37,783	53,719
Adjusted allowance for loan losses	$46,614	$64,310
Divided by: total loans (excluding LHFS)	1,295,808	1,356,707
Allowance for loan losses to total loans	0.68%	0.78%
Adjusted allowance for loan losses to total loans	3.60%	4.74%

Adjusted net income (loss):
Pretax income (loss) (as reported)	$22,664	$6,649	$(13,303)
Plus: merger-related expenses	2,211	5,895	3,812
Less: gain on sale of securities	(98)	(1,478)	(20)
Pretax income (loss)	24,777	11,066	(9,511)
Tax expense (benefit)	8,089	3,558	(3,604)
Adjusted net income (loss)	16,688	7,508	(5,907)
Preferred dividends	353	51	-
Adjusted net income (loss) available to common shareholders	$16,335	$7,457	$(5,907)

Adjusted net income (loss) available to common shareholders per share	$0.37	$0.21	$(0.21)
Divided by: weighted average diluted shares	44,053,253	35,108,229	28,723,647

Adjusted net interest margin:
Net interest income (as reported)	$72,423	$51,376	$19,395
Less: accelerated mark accretion	(1,454)	(2,650)	-
Less: other accelerated accretion	-	(121)	-
Adjusted net interest income	70,969	48,605	19,395
Divided by: average earning assets	1,736,276	1,202,990	648,418
Adjusted net interest margin	4.09%	4.04%	2.99%
Net interest margin (fully tax-equivalent)	4.20%	4.28%	3.06%

Adjusted noninterest income:
Noninterest income (as reported)	$15,086	$11,372	$1,647
Less: gain on sale of securities	(98)	(1,478)	(20)
Adjusted noninterest income	$14,988	$9,894	$1,627

Adjusted noninterest expense:
Noninterest expense (as reported)	$64,099	$54,076	$24,960
Less: merger-related expenses	(2,211)	(5,895)	(3,812)
Adjusted noninterest expense	$61,888	$48,181	$21,148

(1)

As contemplated during the Public Offering, the Company awarded certain performance-based restricted shares to officers and directors following the holding company reorganization. These shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share or tangible book value per share calculations until they vest (and thereby have economic rights). There were 554,400 shares outstanding at December 31, 2013 and 568,260 shares outstanding at December 31, 2012.

(2)

Provided merely as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios; fair market value adjustments are available only for losses on acquired loans.

Results of Operations

Summary. The Company recorded net income of $15.0 million, or $0.34 per diluted share, for the year ended December 31, 2013, compared to a net income of $4.3 million, or $0.12 per diluted common share, for the year ended December 31, 2012 and a net loss of $8.4 million, or $(0.29) per diluted common share, for the year ended December 31, 2011. Excluding merger-related expenses and gain on sale of securities, the Company reported adjusted net income available to common shareholders of $16.3 million, or $0.37 per share, for the year ended December 31, 2013 compared to adjusted net income of $7.5 million, or $0.21 per share, for the year ended December 31, 2012 and adjusted net loss of $5.9 million, or $(0.21) per share, for the year ended December 31, 2011.

Merger-related expenses totaled $2.2 million in 2013 compared to $5.9 million in 2012, and $3.8 million in 2011. Gains on sale of securities totaled $98 thousand in 2013 compared to $1.5 million in 2012, and $20 thousand in 2011. Results for 2013 include a full year of operations from the merger with Citizens South. Results for 2012 included three months of operations from the merger with Citizens South and a full year of operations from the merger with Community Capital. Results for 2011 included two months of operations from the merger with Community Capital. Adjusted net income available to common shareholders is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

As a result of the mergers with Citizens South in October 2012 and Community Capital in November 2011, diluted weighted average shares increased to 28,723,647 in 2011, 35,108,229 in 2012, and 44,053,253 in 2013.

The following table presents selected ratios for the Company for the years ended December 31:

	Year ended December 31,
	2013	2012	2011
Return on Average Assets	0.76%	0.32%	-1.20%

Return on Average Equity	5.42%	1.99%	-4.69%

Period End Equity to Total Assets	13.37%	13.56%	17.07%

Net Income (Loss). The following table summarizes components of net income (loss) and the changes in those components for the years ended December 31:

	Components of Net Income (Loss)

	2013	2012	2011	Change 2013 vs. 2012		Change 2012 vs. 2011
	(dollars in thousands)
Interest income	$78,805	$57,946	$25,564	$20,859	36%	$32,382	127%
Interest expense	6,382	6,570	6,169	(188)	-3%	401	7%
Net interest income	72,423	51,376	19,395	21,047	41%	31,981	165%
Provision for loan losses	746	2,023	9,385	(1,277)	-63%	(7,362)	-78%
Noninterest income	15,086	11,372	1,647	3,714	33%	9,725	590%
Noninterest expense	64,099	54,076	24,960	10,023	19%	29,116	117%
Net income (loss) before taxes	22,664	6,649	(13,303)	16,015	241%	19,952	-150%
Income tax expense (benefit)	7,359	2,306	(4,944)	5,053	219%	7,250	-147%
Net income (loss)	15,305	4,343	(8,359)	10,962	252%	12,702	-152%
Preferred dividends	353	51	-	302	592%	51	100%
Net income (loss) to common shareholders	$14,952	$4,292	$(8,359)	$10,660	248%	$12,651	-151%

For the year ended December 31, 2013, we generated net income of $15.3 million, compared to net income of $4.3 million for the year ended December 31, 2012. The change in our results of operations in 2013 includes an increase of $21.0 million in net interest income, a decrease of $1.3 million in the provision for loan losses and a $3.7 million increase in noninterest income, offset by an increase of $10.0 million in noninterest expense. We also recorded tax expense of $7.4 million in 2013 compared to $2.3 million in 2012.

The Company generated net income of $4.3 million for the year ended December 31, 2012, compared to a net loss of $8.4 million for the year ended December 31, 2011. The change in our results of operations in 2012 from 2011 includes an increase of $32.0 million in net interest income, a decrease of $7.4 million in the provision for loan losses and a $9.7 million increase in non-interest income, offset by an increase of $29.1 million in noninterest expense. We also recorded tax expense of $2.3 million in 2012 compared to a tax benefit of $4.9 million in 2011.

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

Net interest income increased $21.0 million, or 41%, to $72.4 million in 2013 compared to $51.4 million in 2012. Average earning assets increased during the year by having a full year of results from the Citizens South merger. Net interest income increased $32.0 million, or 165%, to $51.4 million in 2012 compared to $19.4 million in 2011. Average earning assets increased in 2012, which was primarily driven by the addition of Citizens South assets following the merger on October 1, 2012 and a full year of results from the Community Capital merger.

Net interest income for the year ended December 31, 2013 included $1.5 million of accelerated accretion of net acquisition accounting fair market value adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. Net interest income for the year ended December 31, 2012 included $2.8 million of accelerated accretion of net acquisition accounting fair market value adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. There was no accelerated accretion for the year ended December 31 2011. This accelerated accretion, which was not anticipated at the time of acquisition, resulted from a combination of (i) borrowers repaying performing acquired loans faster than required by their contractual terms; and / or (ii) restructuring loans in such a way as to effectively result in a new loan under the contractual cash flow method of accounting, both of which result in the associated remaining credit and interest rate marks being fully accreted into interest income.

The following table summarizes the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the years ended December 31:

	Net Interest Margin
	2013			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans with fees (1)(3)	$1,328,210	$72,809	5.48%	$896,769	$53,334	5.95%	$443,629	$21,776	4.91%
Federal funds sold	14,737	24	0.16%	22,731	49	0.22%	38,667	90	0.23%
Investment securities - taxable	299,641	5,029	1.68%	216,055	3,606	1.67%	129,136	2,830	2.19%
Investment securities - tax-exempt (2)(3)	17,166	1,047	6.10%	18,044	750	4.16%	15,974	1,165	7.29%
Nonmarketable equity securities	6,163	150	2.43%	7,092	194	2.74%	3,226	53	1.64%
Other interest-earning assets	70,359	177	0.25%	42,299	153	0.36%	17,786	99	0.56%

Total interest-earning assets	1,736,276	79,236	4.56%	1,202,990	58,086	4.83%	648,418	26,013	4.01%

Allowance for loan losses	(10,797)			(9,788)			(10,979)
Cash and due from banks	17,392			20,657			17,293
Premises and equipment	57,015			32,886			8,157
Other assets	162,628			102,445			32,581

Total assets	$1,962,514			$1,349,190			$695,470

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$292,698	$272	0.09%	$135,255	$313	0.23%	$23,423	$36	0.15%
Savings and money market	447,421	1,293	0.29%	293,175	1,175	0.40%	119,620	707	0.59%
Time deposits - core	481,435	1,696	0.35%	298,144	1,475	0.49%	175,929	2,352	1.34%
Brokered deposits	103,630	847	0.81%	137,737	1,476	1.07%	97,894	1,659	1.69%
Total interest-bearing deposits	1,325,184	4,108	0.31%	864,311	4,439	0.51%	416,866	4,754	1.14%
Federal Home Loan Bank advances	56,685	550	0.97%	55,861	600	1.07%	26,128	557	2.13%
Subordinated debt and other borrowings	25,606	1,724	6.73%	17,666	1,531	8.67%	9,292	858	9.23%
Total borrowed funds	82,291	2,274	2.76%	73,527	2,131	2.90%	35,420	1,415	3.99%

Total interest-bearing liabilities	1,407,475	6,382	0.45%	937,838	6,570	0.70%	452,286	6,169	1.36%

Net interest rate spread		72,854	4.11%		51,516	4.13%		19,844	2.65%

Noninterest-bearing demand deposits	255,149			182,702			58,664
Other liabilities	22,521			13,383			6,454
Shareholders' equity	275,742			215,267			178,066

Total liabilities and shareholders' equity	$1,960,887			$1,349,190			$695,470

Net interest margin			4.20%			4.28%			3.06%

(1)   Nonaccrual loans are included in the average loan balances.

(2)   Interest income and yields are presented on a fully tax-equivalent basis.

(3)   Fully tax-equivalent basis at 38.55% tax rate for nontaxable securities and loans.

The following table details the calculation of fully tax-equivalent net interest income for the years ended December 31:

Tax Equivalent Adjustments

	2013	2012	2011
	(dollars in thousands)
Net interest income, as reported	$72,423	$51,376	$19,395
Tax equivalent adjustments	431	338	449
Fully tax-equivalent net interest income	$72,854	$51,714	$19,844

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities:

Volume and Rate Variance Analysis

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(dollars in thousands)
Loans with fees (1)	$24,655	$(5,180)	$19,475	$24,596	$6,962	$31,558
Federal funds sold	(15)	(10)	(25)	(36)	(5)	(41)
Investment securities - taxable	1,399	24	1,423	1,678	(902)	776
Investment securities - tax-exempt	(45)	342	297	119	(534)	(415)
Nonmarketable equity securities	(24)	(20)	(44)	85	56	141
Other interest-earning assets	86	(62)	24	113	(59)	54
Total earning assets	26,056	(4,907)	21,150	26,554	5,519	32,073
Interest-bearing liabilities:
Interest bearing demand	255	(296)	(41)	215	62	277
Savings and money market	532	(414)	118	861	(393)	468
Time deposits - core	776	(555)	221	1,119	(1,996)	(877)
Brokered deposits	(322)	(307)	(629)	551	(734)	(183)
Total interest bearing deposits	1,242	(1,573)	(331)	2,746	(3,061)	(315)
Federal Home Loan Bank advances	8	(58)	(50)	477	(434)	43
Other borrowings	611	(418)	193	749	(76)	673
Total borrowed funds	620	(477)	143	1,226	(510)	716
Total interest-bearing liabilities	1,862	(2,049)	(188)	3,972	(3,571)	401
Increase in net interest income	$24,194	$(2,857)	$21,338	$22,582	$9,090	$31,672

(1)   Nonaccrual loans are included in the average loan balances.

Net interest income on a tax-equivalent basis totaled $72.9 million in 2013 as compared to $51.7 million in 2012. The interest rate spread, which represents the rate earned on interest-earning assets less the rate paid on interest-bearing liabilities, was 4.11% in 2013 and represented a slight decrease from the 2012 net interest rate spread of 4.13%. The net interest margin decreased 8 basis points in 2013 to 4.20% from 4.28% in 2012. The decrease in net interest margin was primarily due to the expiration of amortization of fair market value adjustments on acquired deposits and decreased accelerated accretion of net acquisition accounting fair market value adjustments on purchased performing loans.

Adjusted net interest margin, which excludes accelerated accretion of net acquisition accounting fair market value adjustments, was 4.09% in 2013 and represented an increase from the 2012 adjusted net interest margin of 4.04%. This change is the result of the inclusion of a full year of results from the merger with Citizens South. Adjusted net interest margin is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Tax-equivalent interest income increased $21.1 million, or 36%, to $79.2 million in 2013 compared to $58.1 million in 2012 as a result of higher average earning assets. Average earning assets increased $533.3 million, or 44%, to $1.7 billion for 2013 from $1.2 billion in 2012. Average loans increased $431.4 million, or 48%, as a result of the inclusion of a full year of results from Citizens South. Average investments increased $82.7 million, or 35%, to $316.8 million. Average federal funds sold decreased $8.0 million, or 35%, to $14.7 million, and other interest-earning assets increased $28.1 million, or 66%, to $70.4 million. Other interest-earning assets include interest-earning balances at correspondent banks. The yield on earning assets decreased to 4.56% in 2013 from 4.83% in 2012. This decrease included a 47 basis point decrease in loan yields resulting from the decrease in accelerated accretion of net acquisition accounting fair market value adjustments on purchased performing loans.

Interest expense decreased nominally by $188 thousand, or 3%, to $6.4 million in 2013 compared to $6.6 million in 2012, primarily due to a decrease in the average rate paid on interest-bearing liabilities, which declined 25 basis points to 0.45% from 0.70% in 2012. The decrease in average rate paid resulted from management re-pricing actions on deposit rates. Average interest-bearing liabilities increased $469.6 million, or 50%, to $1.4 billion from $937.8 million in 2012, primarily as a result of the merger with Citizens South. Average interest-bearing demand deposits increased $157.4 million, or 116%, to $292.7 million in 2013 compared to $135.3 million in 2012. Average savings and money market accounts increased $154.2 million, or 53%, to $447.4 million in 2013, compared to $293.2 million in 2012. Average core time deposits increased $183.3 million, or 61%, to $481.4 million in 2013 from $298.1 million in 2012. Average brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, decreased $34.1 million during 2013, which is primarily a function of management electing not to renew maturing certificates of deposits. As a result of the brokered money market deposit program initiated in December 2013 in connection with our $50 million investment strategy, our brokered deposits now include money market and interest-bearing deposits.

Net interest income on a tax-equivalent basis totaled $51.7 million in 2012 as compared to $19.8 million in 2011. The interest rate spread was 4.13% in 2012 and represented a 148 basis point increase from the 2011 net interest spread of 2.65%. The net interest margin increased 122 basis points in 2012 to 4.28% from 3.06% in 2011. The increase in net interest margin was attributed to the increase in average loans and our decreased cost of interest-bearing liabilities, in part due to the impact from acquisition accounting related to fair market value adjustments and accelerated accretion of net acquisition accounting fair market value adjustments on purchased performing loans.

Adjusted net interest margin, which excludes accelerated accretion of net acquisition accounting fair market value adjustments, was 4.04% in 2012 and represented an increase from the 2011 adjusted net interest margin of 2.99%. This change is the result of the inclusion of a full year of results from the merger with Community Capital. Adjusted net interest margin is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Tax-equivalent interest income increased $32.3 million, or 124%, to $58.2 million in 2012 compared to $26.0 million in 2011 as a result of higher average earning assets and an increased yield on interest earning assets. Average earning assets increased $554.6 million, or 86%, to $1.2 billion for the year. Average loans increased $453.1 million, or 102%, from the inclusion of three months of results from Citizens South and a full year from Community Capital. Average investments increased $89.0 million, or 61%, reflecting the inclusion of a full year of results from the acquired portfolio from Community Capital. The yield on earning assets increased to 4.84% from 4.00% in 2011. This increase included a 102 basis point increase in loan yields resulting from a full year of accretion on the Community Capital acquired loan portfolio and three months of accretion on the Citizens South acquired loan portfolio. These trends are not expected to be sustained as the fair value mark on the acquired portfolio will decline over time.

Interest expense increased nominally by $401 thousand, or 7%, to $6.6 million in 2012 compared to $6.2 million in 2011, primarily due to an increase in interest-bearing liabilities. The average rate on interest bearing liabilities in 2012 declined 66 basis points to 0.70% from 1.36% in 2011. The decrease in average rate paid resulted from management re-pricing actions as well as improved funding mix resulting from the Citizens South and Community Capital mergers. In addition, management restructured our FHLB advances in late 2011, which extended the term. This action contributed a full year 105 basis point reduction in the average rate to 1.07% from 2.13% in 2011. Average interest-bearing liabilities increased $485.6 million, or 107%, to $937.8 million in 2012 from $452.3 million in 2011, primarily as a result of the merger with Citizens South.

The Company’s hedging policies permit the use of various derivative financial instruments to manage exposure to changes in interest rates. Details of derivatives and hedging activities are set forth in Note 17 –  Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements. Information regarding the impact of fluctuations in interest rates on the Company’s derivative financial instruments is set forth below in the section entitled “Market Risk and Interest Rate Sensitivity”.

Provision for Loan Losses. The provision for loan losses was $746 thousand, $2.0 million and $9.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in provision for 2013 is a result of both a reduction in outstanding loans and improvement in the quality of our loans. We also recorded a $501 thousand benefit in 2013 attributable to the FDIC loss share agreements assumed from Citizens South caused by an increase in expected loss in those acquired loans. Generally, these additional expected losses are reflected as a provision for loan losses, and offset with an expected benefit through the FDIC indemnification asset for those acquired loans covered by FDIC loss share agreements. Also included in the provision expense for 2013 was net impairment reversal of $607 thousand associated with PCI loan pools, compared to a net impairment charge related to PCI pools of $967 thousand in 2012.

The decrease in the provision for 2012 compared to 2011 is primarily a result of improved asset quality. Included in the provision for loan losses for 2012 was a net impairment charge of $967 thousand associated with PCI pools. The provision in 2011 reflected the negative impact on our loan portfolio of the continued economic uncertainty that persisted across our markets and a refinement to our allowance for loan loss methodology, which introduced a more comprehensive qualitative component. We had $3.0 million in net charge-offs during 2013, compared to $1.6 million and $11.7 million during 2012 and 2011, respectively.

Noninterest Income. Until 2011, noninterest income had not historically been a major component of our earnings. However, as a result of the mergers with Citizens South and Community Capital, noninterest income has become a key component of our earnings. Noninterest income increased $3.7 million, or 33%, to $15.1 million in 2013 from $11.4 million in 2012. Service charges on deposit accounts increased $832 thousand, or 46%, to $2.6 million in 2013 from $1.8 million in 2012. This increase is due to an increase in deposit accounts resulting from our expanded retail and commercial banking activities. Income from fiduciary activities associated with new asset management, investment brokerage, and trust services increased $447 thousand from 2012 to 2013. Following a review of wealth management activities, in 2013 we determined to exit the custody business, which is expected to be completed by mid-2014. Resources currently focused on the custody business are expected to be redirected to our core asset management business. We expect that this decision will have a negative impact on existing income from fiduciary activities of approximately $800 thousand on an annual basis. Commissions and fees from investment brokerage activity increased 45% to $419 thousand in 2013, from $287 thousand in 2012. We reported gains on the sale of securities of $98 thousand in 2013, compared to $1.5 million in 2012. Income from bankcard services increased $1.3 million, or 119%, to $2.4 million in 2013 from $1.1 million in 2012. Mortgage banking income increased $645 thousand, or 26%, to $3.1 million in 2013, from $2.5 million in 2012. Included in earnings for 2013 is $113 thousand pursuant to ASC 815-10-S99-1 (formerly Staff Accounting Bulletin 109), which represents the fair value measurement of our written loan commitments including the future cash flows related to the loan’s servicing rights. Income from bank-owned life insurance increased $599 thousand, or 47%, to $1.9 million in 2013 from $1.3 million in 2012, which is a result of $18.8 million of bank-owned life insurance acquired in connection with the Citizens South merger. Other noninterest income increased $1.2 million, or 182%, to $1.8 million in 2013 from $634 thousand in 2012. Included in the 2013 results is a nontaxable $1.1 million gain generated from settling, at a discount, the contingent underwriting fee liability remaining from the Public Offering. We had recorded the full $3.0 million amount of this fee as a liability on our balance sheet at the time of the Public Offering. Payment to the underwriters was contingent upon the Company’s stock trading at a market price of $8.125 per share for thirty consecutive days. We pursued this negotiated settlement in order to remove the liability from the balance sheet.

In 2012, noninterest income increased by $10.0 million from 2011, including a $2.2 million increase in mortgage banking income as a result of the attractive residential mortgage refinancing environment; a $1.9 million increase in income from wealth management activities associated with asset management, investment brokerage and trust services; a $1.5 million increase in service charges on deposit account associated with expanded retail and commercial banking activities; and a $1.1 million increase in ATM and card services. Also in 2012, we sold securities for a net gain of $1.5 million. In addition, the bank-owned life insurance acquired through the Citizens South merger, along with previously existing policies, resulted in an increase of $1.0 million in income compared to 2011.

Excluding gain on sale of securities of $98 thousand in 2013, $1.5 million in 2012 and $20 thousand in 2011, respectively, adjusted noninterest income increased $5.1 million in 2013, and $8.3 million in 2012 primarily as a result of the aforementioned mergers. Adjusted noninterest income is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following table summarizes components of noninterest income for the years ended December 31:

 Noninterest Income

	2013	2012	2011	Change 2013 vs. 2012		Change 2012 vs. 2011
	(dollars in thousands)
Service charges on deposit accounts	$2,646	$1,814	$315	$832	46%	$1,499	476%
Income from fiduciary activities	2,779	2,332	418	447	19%	1,914	458%
Commissions and fees from investment brokerage	419	287	29	132	46%	258	890%
Gain on sale of securities available-for-sale	98	1,478	20	(1,380)	-93%	1,458	7290%
Bankcard services income	2,373	1,085	181	1,288	119%	904	499%
Mortgage banking income	3,123	2,478	297	645	26%	2,181	734%
Income from bank-owned life insurance	1,863	1,264	248	599	47%	1,016	410%
Other noninterest income	1,785	634	139	1,151	182%	495	356%
Total noninterest income	$15,086	$11,372	$1,647	$3,714	33%	$9,725	590%

Noninterest Expense. The level of noninterest expense substantially affects our profitability. Total noninterest expense was $64.1 million in 2013, an increase of $10.0 million, or 18%, from $54.1 million in 2012. The increase is primarily due to the inclusion of a full year of expense from the Citizens South merger. Total noninterest expense was $54.1 million for 2012, an increase of 117% from $25.0 in 2011 primarily a result of the merger with Citizens South and a full year of expense from the merger with Community Capital and organic growth initiatives.

In 2013, we incurred approximately $2.0 million in expenses related to the Citizens South merger resulting from core system conversion and employee benefit plans conversions. Excluding merger-related expenses of $2.2 million, $5.9 million and $3.8 million in 2013, 2012 and 2011, respectively, adjusted noninterest expense increased $13.7 million, or 28%, to $61.9 million in 2013 from $48.2 million in 2012 and $27.0 million, or 128%, to $48.2 million in 2012 from $21.1 million in 2011, primarily as a result of the aforementioned mergers and organic growth initiatives. Adjusted noninterest expense is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following table summarizes components of noninterest expense for the years ended December 31:

Noninterest Expense

	2013	2012	2011	Change 2013 vs. 2012		Change 2012 vs. 2011
	(dollars in thousands)
Salaries and employee benefits	$34,570	$29,396	$14,778	$5,174	18%	$14,618	99%
Occupancy and equipment	7,691	4,654	1,588	3,037	65%	3,066	193%
Advertising and promotion	839	781	372	58	7%	409	110%
Legal and professional fees	3,142	3,190	2,738	(48)	-2%	452	17%
Deposit charges and FDIC insurance	1,647	1,250	733	397	32%	517	71%
Data processing and outside service fees	5,950	4,371	794	1,579	36%	3,577	451%
Communication fees	1,737	945	232	792	84%	713	307%
Core deposit intangible amortization	1,029	564	68	465	82%	496	729%
Net cost of operation of OREO	(371)	3,462	829	(3,833)	-111%	2,633	318%
Loan and collection expense	1,972	1,221	630	751	62%	591	94%
Postage and supplies	1,009	791	423	218	28%	368	87%
Other tax expenses	558	300	303	258	86%	(3)	-1%
Other noninterest expense	4,326	3,151	1,472	1,175	37%	1,679	114%
Total noninterest expense	$64,099	$54,076	$24,960	$10,023	19%	$29,116	117%

The largest component of noninterest expense is salaries and employee benefits, which increased $5.2 million, or 18%, to $34.6 million in 2013 from $29.4 million in 2012. This increase is primarily due to the increase in the number of employees resulting from the Citizens South merger, as well as the continued expansion of our management team. Occupancy and equipment expense increased 65% from $4.7 million in 2012 to $7.7 million in 2013, primarily due to the acquisition of property with the Citizens South merger. Data processing and outside service fees increased $1.6 million or 36% to $6.0 million in 2013, from $4.4 million in 2012. The increase in these fees is due to one-time processing fees related both to exiting the custody business and to installation of a new allowance management system, as well as fees associated with merger integration and core processing integration from the mergers with Citizens South and Community Capital. Communication fees increased 84% to $1.7 million in 2013 from $945 thousand in 2012, which is due to the expanded branch network resulting from the merger with Citizens South. We realized a net gain on operation of other real estate during 2013 of $371 thousand, compared to a net cost of $3.5 million in 2012. During 2013, we sold 282 properties for a net gain of $2.1 million, compared to 144 properties sold during 2012 for a net gain of $253 thousand. Loan collection expense increased $751 thousand, or 62%, to $2.0 million in 2013 from $1.2 million in 2012. Other noninterest expense increased $1.2 million, or 37%, to $4.3 million in 2013 from $3.2 million in 2012. Included in the 2013 increase was a loss on disposal of fixed assets of $432 thousand, due primarily to the write-off of a former branch, which had contained a now-relocated ATM, that has been shuttered and moved into other real estate owned.

Salaries and employee benefits expenses increased $14.6 million, or 99%, in 2012 to $29.4 million, compared to $14.8 million in 2011. This increase is primarily due to an increase in compensation and related benefits for additional employees as we expanded our management team and additional employees retained through our mergers with Citizens South and Community Capital. Additionally, in 2012 and 2011, we incurred merger-related salary and employee benefit expenses primarily associated with certain contractual payments to executives of the acquired companies. These amounts were $2.0 million in 2012 and $2.1 million in 2011. Compensation expense for share-based compensation plans was $2.0 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively.

Occupancy and equipment expenses increased $3.1 million, or 193%, to $4.7 million in 2012, compared to $1.6 million in 2011. This increase was primarily due to the inclusion of a full year of Community Capital, in addition to a full quarter of expense from Citizens South. Advertising and promotional fees increased $409 thousand, or 110%, to $781 thousand in 2012, compared to $372 thousand in 2011, primarily due to heightened advertising in the Citizens South markets resulting from the merger. Data processing and outside service fees was $4.4 million in 2012 compared to $794 thousand in 2011, an increase of $3.6 million, or 451%. Included in this increase is $1.0 million in expenses associated with the termination fee for the legacy Community Capital core system conversion. Also in 2012, there was $192 thousand in merger-related other data processing fees. Net cost of operation of other real estate increased $2.6 million, or 318%, to $3.5 million in 2012, compared to $829 thousand in 2011. As a result of the merger with Citizens South, we acquired $17.2 million in OREO, which contributed to the increase in 2012 over 2011. Additionally, we incurred a full year of expenses related to properties acquired through the Community Capital merger.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. We recognized income tax expense of $7.4 million for 2013 and $2.3 million for 2012 and an income tax benefit of $4.9 million for 2011. The impact on earnings from the mergers with Citizens South and Community Capital, along with a reduction in provision expense and an improvement in asset quality, resulted in higher levels of pretax income for 2013 and pre tax income for 2012, compared to a pretax loss for 2011. High levels of provision expense, resulting from the impact of the economic downturn on our asset quality, and the increase in noninterest expenses, as described above, resulted in the pretax loss and the related income tax benefit in 2011. The effective tax rate for the year ended December 31, 2013 was 32.5%, compared to 34.7% for the year ended December 31, 2012 and (37.2)% for the year ended December 31, 2011.

We reported net DTAs of $37.4 million and $40.9 million at December 31, 2013 and 2012, respectively. The decrease is primarily the result of earnings of $15.3 million during 2013. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, we also consider projected asset quality, liquidity, and our strong capital position, which could be leveraged to increase earning assets and generate taxable income, our growth plans and other relevant factors.   Based on the weight of available evidence, we determined that as of December 31, 2013 and December 31, 2012 that it is more likely than not that we will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either December 31, 2013 or December 31, 2012. See Note 12 – Income Taxes to the Consolidated Financial Statements.

Financial Condition

Summary. Total assets at December 31, 2013 decreased $72.0 million, or 4%, to $2.0 billion. The primary decreases were in cash and interest bearing balances of $83.4 million, or 39%; loans held for sale of $11.7 million, or 83%; net loans of $59.1 million, or 4%; Federal funds sold of $45.7 million, or 99%; and OREO of $10.6 million, or 42%. Through the merger with Citizens South, we also established an FDIC indemnification asset, associated with the predecessor company’s acquisition of two failed banks. The FDIC indemnification asset decreased $8.7 million in 2013. Investment securities available-for-sale increased $103.9 million, or 42%, and we invested in investments held-to-maturity during 2013, which totaled $52.0 million at December 31, 2013.

Total liabilities at December 31, 2013 were $1.7 billion, a decrease of $58.4 million, or 3%, from total liabilities of $1.8 million at December 31, 2012. Total deposits decreased $32.1 million, or 2%, and total borrowings decreased $23.7 million, or 23%. Total borrowings included $6.9 million in Tier 2 eligible subordinated debt at both December 31, 2013 and 2012, and $15.2 million and $14.7 million of Tier 1 eligible junior subordinated debt, net of acquisition accounting fair market value adjustments, at December 31, 2013 and 2012, respectively. Total shareholders’ equity decreased $13.6 million, or 4%, during the year to $262.1 million at December 31, 2013.

Investment Securities and Other Earning Assets. We use investment securities to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral, where required. The composition of our investment portfolio, as presented in the table below, changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At December 31, 2013, the market value of investment securities totaled $400.8 million, compared to $245.6 million at December 31, 2012. The increase in investment securities during 2013 is due to the redeployment of funds into the securities portfolio and from the initiation of a $50.0 million investment strategy in December 2013. Included in our investment securities portfolio are four investments in senior tranches of CLOs totaling $23.4 million at December 31, 2013, which could be impacted by the Volcker Rule. The collateral eligibility language in one of the securities, totaling $5.0 million, was amended during the fourth quarter of 2013 to comply with the applicable investment criteria under the Volcker Rule. Our investments in the remaining three CLOs, which had a net unrealized loss of $274,000 at December 31, 2013, currently would be prohibited under the Volcker Rule. We are awaiting intended document amendment strategies, if any, from the managers on these securities before determining any disposition plans for those investments. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, we would have to recognize OTTI with respect to these securities in conformity with GAAP rules. We held no other security-types potentially affected by the Volcker Rule at December 31, 2013.The following table presents a summary of the fair value of investment securities at December 31:

Fair Value of Investment Portfolio

		%		%		%
	2013	of Total	2012	of Total	2011	of Total
Securities available-for-sale:	(dollars in thousands)
U.S. Government agencies	$558	0%	$583	0%	$591	0%
Municipal securities	16,506	5%	17,958	7%	17,517	8%
Residential agency pass-through securities	90,248	26%	138,205	56%	138,193	66%
Residential collateralized mortgage obligations	103,349	30%	56,752	23%	53,440	26%
Commercial mortgage-backed obligations	61,402	18%	20,936	9%	-	0%
Asset-backed securities	71,077	20%	10,722	5%	-	0%
Corporate and other securities	4,445	1%	415	0%	-	0%
Equity securities	1,906	1%	-	0%	405	0%
Total investment securities	$349,491	100%	$245,571	100%	$210,146	100%

Securities held-to-maturity:
Residential agency pass-through securities	$40,733	79%	$-	0%	$-	0%
Residential collateralized mortgage obligations	4,908	10%	-	0%	-	0%
Asset-backed securities	5,693	11%	-	0%	-	0%
Total investment securities	$51,334	100%	$-	0%	$-	0%

The following table summarizes the maturity distribution schedule of the amortized cost of securities available-for-sale and held-to-maturity with corresponding weighted-average yields at December 31, 2013. Weighted-average yields for securities exempt from both Federal and state income taxes and Federal income taxes only have been computed on a fully taxable-equivalent basis using a statutory tax rate of 38.55%. The amount of tax-equivalent adjustment is $291 thousand and relates exclusively to municipal securities for the periods presented. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities for a variety of reasons, including the ability of issuers to call or prepay obligations and the ability of borrowers to prepay underlying mortgage collateral.

Contractual Maturities of Investment Portfolio - Amortized Cost

	Less than 1 year		1-5 years		5-10 years		Over 10 years		Total
December 31, 2013	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(dollars in thousands)
Securities available-for-sale:
U.S. Government agencies	$-	-	$513	4.05%	$-	-	$-	-	$513	4.05%
Municipal securities	450	4.37%	-	-	-	-	15,376	4.69%	15,826	4.68%
Residential agency pass-through securities	-	-	20,899	1.80%	-	-	69,144	2.58%	90,043	2.40%
Residential collateralized mortgage obligations	-	-	-	-	-	-	105,667	2.16%	105,667	2.16%
Commercial mortgage-backed obligations	-	-	66,396	2.17%	-	-	-	-	66,396	2.17%
Asset-backed securities	-	-	-	-	3,858	0.68%	69,511	1.49%	73,369	1.45%
Corporate and other securities	-	-	500	9.14%	3,961	1.25%	-	-	4,461	2.14%
Equity securities	-	-	-	-	-	-	1,393	12.82%	1,393	12.82%
Total investment securities	$450	4.37%	$88,308	2.13%	$7,819	0.97%	$261,091	2.24%	$357,668	2.19%

Securities held-to-maturity:
Residential agency pass-through securities	$-	-	$-	-	$-	-	$41,125	2.98%	$41,125	2.98%
Residential collateralized mortgage obligations	-	-	-	-	-	-	4,982	3.15%	4,982	3.15%
Asset-backed securities	-	-	-	-	-	-	5,865	3.10%	5,865	3.10%
Total investment securities	$-	-	$-	-	$-	-	$51,972	3.01%	$51,972	3.01%

At December 31, 2013, there were no holdings of any one issuer, other than the United States government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity.

At December 31, 2013, we had $300 thousand in Federal funds and $41.7 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $101.4 million in interest-bearing deposits with other FDIC-insured financial institutions at December 31, 2012.

Loans. We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with an individual, or relationship, exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure, with a minimum requirement of at least two authorized signatures. A management-level loan committee is responsible for approving all credits in excess of the chief credit officer’s lending authority, which was increased in March 2013 from $1 million to $3 million.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve in 2013 due to increasing new home sales in our primary markets. As of December 31, 2013, approximately 4% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $144 million as of December 31, 2013, of which approximately 64% is secured by second mortgages and approximately 36% is secured by first mortgages.

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

At December 31, 2013, total loans, net of deferred fees, decreased $60.9 million, or 5%, to $1.3 billion, compared to $1.4 billion at December 31, 2012, due to expected runoff of acquired loans and a reduction in special asset loans, including covered loans. The composition of the portfolio shifted modestly, with commercial loans representing 71% of the total loan portfolio at December 31, 2013, compared to 69% at December 31, 2012, and consumer loans representing 29% of the total loan portfolio at December 31, 2013, compared to 31% at December 31, 2012. The primary changes were in CRE – investor income producing properties which increased to 29% of the total portfolio from 27% at December 31, 2012 and residential mortgages and HELOCs which decreased to 13% and 11% of the total portfolio, respectively, from 14% and 12%, respectively, at December 31, 2012.

The following table presents a summary of the loan portfolio at December 31:

Summary of Loans By Segment and Class

	December 31,
	2013	%	2012	%	2011	%	2010	%	2009	%
	(dollars in thousands)
Commercial:
Commercial and industrial	$122,400	9%	$119,132	9%	$80,746	11%	$48,401	12%	$41,980	11%
Commercial real estate (CRE) - owner occupied	267,581	21%	299,416	22%	169,663	22%	55,089	14%	50,693	13%
CRE - investor income producing	382,187	29%	371,957	27%	194,235	26%	110,407	28%	112,508	28%
Acquisition, construction and development(AC&D)	-	0%	140,661	10%	92,349	12%	87,846	22%	100,668	25%
AC&D - 1-4 family construction	19,959	2%	-	0%	-	0%	-	0%	-	0%
AC&D - lots, land, & development	65,589	5%	-	0%	-	0%	-	0%	-	0%
AC&D - CRE	56,759	4%	-	0%	-	0%	-	0%	-	0%
Other commercial	3,849	0%	5,628	0%	15,658	2%	3,225	1%	1,115	0%
Total commercial loans	918,324	71%	936,794	69%	552,651	73%	304,968	77%	306,964	77%

Consumer:
Residential mortgage	173,376	13%	188,532	14%	79,512	10%	21,716	5%	20,577	5%
Home equity lines of credit (HELOC)	143,754	11%	163,625	12%	90,408	12%	56,968	14%	52,026	13%
Residential construction	40,821	3%	52,812	4%	25,126	3%	9,051	2%	11,639	3%
Other loans to individuals	18,795	1%	15,553	1%	11,496	2%	7,245	2%	6,471	2%
Total consumer loans	376,746	29%	420,522	31%	206,542	27%	94,980	23%	90,713	23%
Total loans	1,295,070	100%	1,357,316	100%	759,193	100%	399,948	100%	397,677	100%
Deferred fees	738	0%	(609)	0%	(371)	0%	(119)	0%	(113)	0%
Total loans, net of deferred fees	$1,295,808	100%	$1,356,707	100%	$758,822	100%	$399,829	100%	$397,564	100%

The following table details loan maturities by loan class and interest rate type at December 31, 2013:

Loan Portfolio Maturities by Loan Class and Rate Type

December 31, 2013	Within One Year	One Year to Five Years	After Five Years	Total
	(dollars in thousands)
Commercial and industrial	$46,058	$64,910	$11,432	$122,400
CRE - owner-occupied	30,858	144,012	92,711	267,581
CRE - investor income producing	59,386	253,671	69,130	382,187
AC&D - 1-4 family construction	18,231	1,728	-	19,959
AC&D - lots, land, & development	26,489	33,201	5,899	65,589
AC&D - CRE	-	49,368	7,391	56,759
Other commercial	1,466	1,566	817	3,849
Residential mortgages	13,200	26,865	133,311	173,376
HELOC	7,329	32,190	104,235	143,754
Residential construction	8,151	11,025	21,645	40,821
Other loans to individuals	8,840	7,585	2,370	18,795
Total loans	$220,008	$626,121	$448,941	$1,295,070

Fixed interest rate	$118,217	$488,895	$193,892	$801,004
Variable interest rate	101,791	137,226	255,049	494,066
Total loans	$220,008	$626,121	$448,941	$1,295,070

Variable interest rate loans are included in all of our loan types. We had a total of $494.1 million in variable rate loans as of December 31, 2013, of which $204.2 million included an interest rate floor. Variable rate loans are indexed to several indices, including (i) the prime rate as published in The Wall Street Journal; (ii) the London InterBank Offered Rate (“LIBOR”); (iii) the 1-year Treasury rate; and (iv) our internal Main Street Prime rate. In addition, we inherited several variable rate indices through our mergers with Citizens South and Community Capital that are no longer used on originated or renewed loans. During the underwriting process, analysts perform their analysis at the fully-indexed rate as well as a “stressed” rate to identify payment capacity in a rising rate environment.

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

Our Allowance for Loan Losses Committee is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and the Audit Committee of the board of directors in developing and achieving our allowance methodology and practices. Our allowance for loan loss methodology includes four components – specific reserves, quantitative reserves, qualitative reserves and reserves on PCI loans.

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

Qualitatively, during the second quarter of 2012, we eliminated the use of traditional risk grade factors as a single forward-looking qualitative indicator and instead focus directly on five specific environmental factors. These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors. During the third quarter of 2013, we applied the qualitative other factors against CRE – investor income producing loans and residential mortgage loans to adjust for inherent risks that, in our judgment, are not adequately reflected in historical loss rates.

The changes and refinements discussed above, in aggregate, did not have a material impact on the estimated allowance at December 31, 2013. The further segregation of the AC&D portfolio, as noted above, resulted in a decrease in the quantitative factor of approximately $1.8 million from December 31, 2012. Offsetting this decrease were quantitative increases in the other loan portfolios as a result of extending look back periods which now contain sufficient build up in loss history. These increases were approximately $1.6 million from December 31, 2012. The growth in the loan portfolio coupled with the other qualitative factors referenced above resulted in an increase in the qualitative factor of $313 thousand from December 31, 2012. These changes, in our judgment, produce a non-PCI allowance for loan losses that best reflects the estimate of inherent losses in the loan portfolio at December 31, 2013.

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type as of December 31, 2013 and 2012. Details of the five environmental factors for inclusion in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Consolidated Financial Statements.

	December 31, 2013
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
(dollars in thousands)	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
Commercial:
Commercial and industrial	$14	0.16%	$1,304	14.77%	$173	1.96%	$-	0.00%
CRE - owner-occupied	14	0.16%	319	3.61%	66	0.75%	-	0.00%
CRE - investor income producing	527	5.97%	1,111	12.58%	159	1.80%	360	4.08%
AC&D - 1-4 family construction	-	0.00%	755	8.55%	84	0.95%	-	0.00%
AC&D - lots, land, & development	-	0.00%	1,496	16.94%	255	2.89%	-	0.00%
AC&D - CRE	-	0.00%	267	3.02%	32	0.36%	-	0.00%
Other commercial	18	0.20%	5	0.06%	1	0.01%	-	0.00%
Consumer:
Residential mortgage	167	1.89%	135	1.53%	56	0.63%	-	0.00%
HELOC	137	1.55%	699	7.92%	214	2.42%	-	0.00%
Residential construction	7	0.08%	336	3.80%	48	0.54%	-	0.00%
Other loans to individuals	-	0.00%	64	0.72%	8	0.09%	-	0.00%
Total	$884	10.01%	$6,491	73.50%	$1,096	12.41%	$360	4.08%

	December 31, 2012
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
(dollars in thousands)	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
Commercial:
Commercial and industrial	$115	1.09%	$626	5.91%	$107	1.01%	$225	2.12%
CRE - owner-occupied	-	0.00%	278	2.62%	219	2.07%	-	0.00%
CRE - investor income producing	-	0.00%	827	7.81%	275	2.60%	-	0.00%
AC&D	-	0.00%	4,059	38.32%	99	0.93%	542	5.12%
Other commercial	-	0.00%	4	0.04%	4	0.04%	-	0.00%
Consumer:
Residential mortgage	249	2.35%	101	0.95%	105	0.99%	200	1.89%
HELOC	351	3.31%	977	9.22%	134	1.27%	-	0.00%
Residential construction	-	0.00%	1,008	9.52%	38	0.36%	-	0.00%
Other loans to individuals	-	0.00%	34	0.32%	14	0.13%	-	0.00%

Total	$715	6.75%	$7,914	74.72%	$995	9.39%	$967	9.13%

The allowance for loan losses was $8.8 million, or 0.68% of total loans, at December 31, 2013 compared to $10.6 million, or 0.78% of total loans, at December 31, 2012. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The decrease in the allowance for loan losses was a function of (i) a decrease of $1.4 million in the quantitative component of the allowance due to changes in look back periods and rates which better reflect the inherent loss in the portfolio, (ii) an increase of $101 thousand in the qualitative component of the allowance due to higher non-acquired loan balances resulting from acquired purchased performing loans fully amortizing their mark and moving out of the acquired pool, (iii) a decrease of $607 thousand in the reserve on PCI loans driven by the reversal of $967 thousand of previously recognized impairments offset by current year net recovery of impairments of $607 thousand and (iv) an increase of $169 thousand in specific reserves which change periodically as loans move through or out of the impairment process.

Net charge-offs increased $1.4 million, or 90%, from $1.6 million, or 0.12% of total loans, for the year ended December 31, 2012 to $3.0 million, or 0.23% of total loans, for the year ended December 31, 2013. The increase in net charge-offs is the result of prior year specific reserves becoming actual loan charge-offs. Although net charge-offs increased, our ratio of net charge-offs to total loans remains well below our peers.

In accordance with GAAP, loans acquired from both Community Capital and Citizens South were adjusted to reflect estimated fair market value at consummation and the associated allowance for loan losses was eliminated. At December 31, 2013, acquired loans comprised 44% of our total loans, compared to 63% at December 31, 2012. The ratio of the allowance for loan losses to total loans was 0.68% at December 31, 2013 and 0.78% at December 31, 2012. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 3.60% at December 31, 2013 and 4.74% at December 31, 2012. Adjusted allowance for loan losses to loans is a non-GAAP financial measure which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above. See “Financial Condition –Allowance for Loan Losses” below for a more complete discussion of our policy for addressing potential loan losses.

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

The following table presents a summary of changes in the allowance for loan losses, including the reserve for PCI loans, and includes information regarding charge-offs and selected coverage ratios, for the years ended December 31:

Allowance for Loan Losses

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance, beginning of period	$10,591	$10,154	$12,424	$7,402	$5,568
Provision for loan losses charged to operations	746	2,023	9,385	17,005	3,272
Provision for loan losses recorded through FDIC loss share receivable	501	-	-	-	-

Charge-offs:
Commercial:
Commercial and industrial	$(1,454)	$(565)	$(778)	$(1,338)	$(8)
CRE - owner-occupied	(52)	(204)	(194)	(105)	-
CRE - investor income producing	(734)	(1,132)	(136)	(840)	-
AC&D	(177)	(652)	(9,865)	(7,752)	(631)
AC&D - 1-4 family construction	(87)	-	-	-	-
AC&D - lots, land, & development	(6)	-	-	-	-
AC&D - CRE	-	-	-	-	-
Other commercial	(386)	(94)	-	-	-
Consumer:
Residential mortgage	(1,142)	(129)	(128)	(154)	(720)
HELOC	(838)	(406)	(1,762)	(1,496)	(33)
Residential construction	(277)	(328)	(222)	(347)	-
Other loans to individuals	(100)	(12)	-	(10)	(46)
Total Charge-offs	(5,253)	(3,522)	(13,085)	(12,042)	(1,438)

Recoveries:
Commercial:
Commercial and industrial	$187	$79	$236	$2	$-
CRE - owner-occupied	7	-	3	16	-
CRE - investor income producing	480	57	3	1	-
AC&D	25	1,602	1,157	35	-
AC&D - 1-4 family construction	221	-	-	-	-
AC&D - lots, land, & development	726	-	-	-	-
AC&D - CRE	-	-	-	-	-
Other commercial	1	-	-	-	-
Consumer:
Residential mortgage	416	12	-	4	-
HELOC	66	33	17	1	-
Residential construction	61	124	-	-	-
Other loans to individuals	56	29	14	-	-
Total Recoveries	2,246	1,936	1,430	59	-

Net charge-offs	(3,007)	(1,586)	(11,655)	(11,983)	(1,438)

Balance, end of period	$8,831	$10,591	$10,154	$12,424	$7,402

Net charge-offs to total loans	0.23%	0.12%	1.54%	3.00%	0.36%
			.
Allowance for loan losses to total loans	0.68%	0.78%	1.34%	3.11%	1.86%

The following table presents the allocation of the allowance for loan losses, including the reserve for PCI loans, by category for the years ended December 31:

Allocation of the Allowance for Loan Losses

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial:
Commercial and industrial	$1,491	9%	$1,074	9%	$703	11%	$896	12%	$529	11%
CRE - owner-occupied	399	21%	496	22%	740	22%	1,061	14%	627	13%
CRE - investor income producing	2,157	29%	1,102	27%	2,106	26%	2,105	28%	1,496	28%
AC&D	-	0%	4,699	10%	3,883	12%	4,695	22%	3,149	25%
AC&D - 1-4 family construction	839	2%	-	0%	-	0%	-	0%	-	0%
AC&D - lots, land, & development	1,751	5%	-	0%	-	0%	-	0%	-	0%
AC&D - CRE	299	4%	-	0%	-	0%	-	0%	-	0%
Other commercial	25	0%	8	0%	17	2%	408	1%	-	0%

Consumer:
Residential mortgage	358	13%	654	14%	309	10%	320	5%	547	5%
HELOC	1,050	11%	1,463	12%	1,898	12%	871	14%	835	13%
Residential construction	390	3%	1,046	4%	455	3%	98	2%	144	3%
Other loans to individuals	72	1%	49	1%	43	2%	86	2%	75	2%
Unallocated	-	0%	-	0%	-	0%	1,884	0%	-	0%
	$8,831	100%	$10,591	100%	$10,154	100%	$12,424	100%	$7,402	100%

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both December 31, 2013 and 2012, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, nonaccrual loans held for sale and OREO, totaled $26.8 million at December 31, 2013 compared to $43.2 million at December 31, 2012. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $5.5 million, or 31%, to $12.3 million, or 0.95% of total loans and OREO at December 31, 2013, compared to $17.8 million, or 1.29% of total loans and OREO at December 31, 2012. The decreases from 2012 are due to the successful disposition of numerous OREO properties and the continued resolution of problem loans.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $1.9 million, or 19%, in 2013 from $10.4 million at December 31, 2012. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At December 31, 2013, nonaccrual TDR loans were $4.4 million and had no recorded allowance. At December 31, 2012, nonaccrual TDR loans were $2.8 million and had no recorded allowance. Accruing TDRs totaled $3.9 million at December 31, 2013 and $7.4 million at December 31, 2012.

Interest that would have been recorded on nonaccrual loans for the years ended December 31, 2013, 2012 and 2011, had they performed in accordance with their original terms, totaled $3.0 million, $540 thousand and $1.2 million, respectively. Interest income included in the results of operations for 2013, 2012 and 2011, with respect to loans that subsequently went to non-accrual, totaled $310 thousand, $157 thousand and $311 thousand, respectively.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At December 31, 2013, we maintained “watch loans” totaling $35.2 million compared to $44.4 million at December 31, 2012. Approximately $7 million of the watch loans at December 31, 2013 were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

2) Cash flow method. This method is used when we believe that we will collect the loan primarily from cash flows generated by the borrower.

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

As of December 31, 2013, there were $37.0 million of AC&D - CRE loans kept current with bank-funded reserves of approximately $1.6 million. As of December 31, 2012, there were $14.4 million of AC&D loans kept current with bank-funded reserves of approximately $1.3 million. In both periods, these loans were still in the construction period of their lending arrangement.

At December 31, 2013, OREO totaled $14.5 million all of which is recorded at values based on our most recent appraisals. Included in the total is $5.6 million of OREO covered under the FDIC loss share agreements as of December 31, 2013. At December 31, 2012, OREO totaled $25.1 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total is $6.6 million of OREO covered under the FDIC loss share agreements. The decrease in OREO from 2012 is primarily due to successful dispositions.

The following table summarizes nonperforming assets at December 31:

Nonperforming Assets

	December 31,
	2013	2012	2011	2010	2009

	(dollars in thousands)

Nonaccrual loans	$8,428	$10,374	$16,256	$40,911	$2,688
Past due 90 days or more and accruing	17	77	-	-	-
Troubled debt restructuring	3,854	7,367	3,972	1,198	-
Total nonperforming loans	12,299	17,818	20,228	42,109	2,688
OREO	14,492	25,073	14,403	1,246	1,550
Loans held for sale	-	-	1,560	-	-
Total nonperforming assets	$26,791	$42,891	$36,191	$43,355	$4,238

PCI loans:
Outstanding customer balance	$197,040	$278,200	$106,688	$-	$-
Carrying amount	163,787	234,282	63,818	-	-

Nonperforming loans to total loans and OREO	0.94%	1.29%	2.61%	10.53%	0.68%

Nonperforming assets to total assets	1.37%	2.11%	3.25%	7.04%	0.89%

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

Total deposits at December 31, 2013 were $1.6 billion, remaining flat from December 31, 2012, net of acquisition accounting fair market value adjustments. Average deposits for 2013 were $1.6 billion, an increase of $534.9 million, or 51.1%, from 2012. The majority of the increase in average deposits during 2013 is attributed to a full year of Citizens South deposits. Brokered deposits remain attractive given their relatively lower interest costs and flexible term structures, and will continue to be selectively utilized in our normal funding and interest rate risk management practices. Brokered deposits consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits. Brokered money market and interest-bearing deposits are the result of the brokered money market deposit program initiated in December 2013 in connection with our $50 million investment strategy.

The following table sets forth our average balance of deposit accounts and the average cost for each category of deposit for the years ended December 31:

Average Deposits and Costs

	2013			2012
	Average Balance	% of Total	Average Cost	Average Balance	% of Total	Average Cost
(dollars in thousands)
Demand deposits	$547,847	35%	0.05%	$317,957	30%	0.10%
Savings and money market	447,421	28%	0.29%	293,175	28%	0.40%
Time deposits - core	481,435	30%	0.35%	298,144	28%	0.49%
Brokered deposits	103,630	7%	0.81%	137,737	13%	1.07%
Total deposits	$1,580,333	100%	0.26%	$1,047,013	100%	0.42%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2013:

Maturities of Time Deposits

December 31, 2013	Within 3 Months	3-6 Months	6-12 Months	1-5 Years	>5 Years	Total
	(dollars in thousands)
Time deposits of $100,000 or more	$79,642	$59,031	$62,868	$83,193	$-	$284,734
Other time deposits	62,740	58,194	84,693	54,067	-	259,694
Total time deposits	$142,382	$117,225	$147,561	$137,260	$-	$544,428

Borrowings. Borrowings totaled $78.0 million at December 31, 2013 compared to $101.7 million at December 31, 2012, net of acquisition accounting fair market value adjustments. During 2012, as a result of the merger with Citizens South, we acquired $8.8 million of junior subordinated debt ($15.5 million before fair value adjustments) and in 2011, in connection with the merger with Community Capital, we acquired $5.3 million of junior subordinated debt ($10.3 million before fair value adjustments). During 2013, we repaid $15 million in daily rate credit advances from the FHLB. Additionally, as a result of the merger with Citizens South, during 2013 we made changes to certain repurchase agreement products that are now reported as interest-bearing deposits. We borrowed an additional $30.0 million from the FHLB to purchase available-for-sale investment securities during 2012, which had the effect of partially re-leveraging the balance sheet for FHLB borrowings repaid at the time of the merger with Community Capital.

Subsequent to December 31, 2013, two FHLB Adjustable Rate Credit four-year borrowing agreements and one Adjustable Rate Credit two-year borrowing matured in the amounts of $10.0 million, $10.0 million, and $15.0 million, respectively. The matured FHLB four-year borrowing agreements were replaced with two FHLB Adjustable Rate Credit two-year borrowing agreements, each at $10.0 million, with a maturity of January 7, 2016 and an interest rate of 0.2721%. The matured FHLB two-year borrowing agreement was replaced with a FHLB Adjustable Rate Credit two-year borrowing agreement at $15.0 million, with a maturity of January 21, 2016 and an interest rate of 0.2766%.

The following table details short and long-term borrowings at December 31:

Schedule of Borrowed Funds

	2013	% Change From Prior Year	2012	% Change From Prior Year	2011
	(dollars in thousands)
Short-term:
Repurchase agreements	$996	-90.2%	$10,143	683.2%	$1,295
Federal funds purchased	-	0.0%	-	-100.0%	8,470
FHLB advances	-	-100.0%	15,000	100.0%	-
Total short-term	996	-96.0%	25,143	157.5%	9,765

Long-term:
FHLB advances	55,000	0.0%	55,000	37.5%	40,000
Subordinated debt	22,052	2.2%	21,573	75.4%	12,296
Total long-term	77,052	0.6%	76,573	46.4%	52,296
Total borrowed funds	$78,048	-23.3%	$101,716	63.9%	$62,061

The following table details balances outstanding related to short-term borrowings at December 31 and annual information for the years presented:

Short-Term Borrowings

	Balance at Year End	Weighted Average Interest Rate at Year End	Maximum Amount Outstanding During Year	Average Daily Balance Outstanding During Year	Average Annual Interest Rate Paid
	(dollars in thousands)
2013
Repurchase agreements	$996	0.10%	$10,955	$3,805	0.04%
Federal funds purchased	-	0.00%	435	1	0.61%
Total	$996	0.10%

2012
Repurchase agreements	$10,143	0.10%	$12,963	$3,648	0.05%
Federal funds purchased	-	0.00%	14,605	464	0.67%
FHLB Advances	15,000	0.36%	15,000	-	0.00%
Total	$25,143	0.46%

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at December 31, 2013 was 20.92% compared to 22.0% at December 31, 2012. Both ratios exceeded our minimum internal target of 10%. In addition, at December 31, 2013, we had $254.6 million of credit available from the FHLB, $162.8 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At December 31, 2013, we had $279.5 million of pre-approved but unused lines of credit, $3.6 million of standby letters of credit and $1.9 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well capitalized position. Shareholders’ equity on December 31, 2013 was $262.1 million, compared to $275.5 million at December 31, 2012. The $13.6 million decrease was the result of the redemption of the $20.5 million of Series C Preferred Stock, in addition to an $8.0 million decrease in accumulated other comprehensive income from unrealized securities losses. In addition, we repurchased 56,267 shares of common stock at a total cost of $366 thousand during 2013, as part of our previously announced stock repurchase program, and in the third quarter of 2013, we initiated a quarterly cash dividend on common shares, resulting in $1.8 million in common dividends paid during 2013. These decreases were partially offset by net income before preferred dividends of $15.3 million for the year ended December 31, 2013, $1.8 million of net share based compensation expense, and $308 thousand in proceeds from the exercise of stock options.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules currently in effect are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. Under current regulations, all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At December 31, 2013, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of federal regulatory requirements.

Actual and required capital levels at December 31 for each of the past two years are presented below:

Capital Ratios

			Regulatory Minimums
	December 31		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions
(dollars in thousands)	2013	2012	Ratio	Ratio

Park Sterling Corporation
Tier 1 capital	$218,552	$219,060
Tier 2 capital	15,956	17,611

Total capital	$234,508	$236,671

Risk-adjusted average assets	$1,424,574	$1,451,532

Average assets	$1,879,283	$1,947,156

Risk-based capital ratios
Tier 1 capital	15.34%	15.09%	4.00%	6.00%
Total capital	16.46%	16.30%	8.00%	10.00%
Tier 1 leverage ratio	11.63%	11.25%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$193,830	$193,018
Tier 2 capital	15,956	17,611

Total capital	$209,786	$210,629

Risk-adjusted average assets	$1,420,331	$1,446,233

Average assets	$1,861,925	$1,913,420

Risk-based capital ratios
Tier 1 capital	13.65%	13.35%	4.00%	6.00%
Total capital	14.77%	14.56%	8.00%	10.00%
Tier 1 leverage ratio	10.41%	10.09%	4.00%	5.00%

In connection with the Bank’s Public Offering in August 2010, the Bank had committed to its regulators to maintain a Tier 1 leverage ratio, calculated as Tier 1 capital to average assets, of at least 10.00% for three years. This commitment expired on August 18, 2013.

In July 2013, the federal banking regulatory agencies approved the Final Rules that will replace the existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the credit risk weightings for banking and trading book assets. The new regulatory capital rules establish the benchmark capital rules and capital floors that are generally applicable to United States banks under the Dodd-Frank Act and make the capital rules consistent with heightened international capital standards known as Basel III. These new capital standards will apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million.

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

The Final Rules reflect changes from the June 2012 proposals that minimize the impact of the revised capital regulations on community banks. In particular, banking organizations with less than $15 billion in total assets (including the Company and the Bank) will not be subject to the phase-out of non-qualifying Tier 1 capital instruments, such as TruPS, that were issued and outstanding prior to May 19, 2010. In addition, non-advanced approaches banking organizations will have a one-time option to exclude certain components of accumulated other comprehensive income from inclusion in regulatory capital, comparable to treatment under the current capital rules. The Final Rules also retain the existing treatment for residential mortgage exposures in the current risk-based capital rules, rather than adopt the proposed changes that would have required banking organizations to determine the risk weights based on a complex categorization and loan-to-value assessment.

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

The following table summarizes our significant fixed and determinable contractual obligations at December 31, 2013:

Contractual Obligations

December 31, 2013	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(dollars in thousands)
Time deposits	$407,168	$113,900	$23,360	$-	$544,428
Deposits without a stated maturity	991,616	-	-	-	991,616
Repurchase agreements	996	-	-	-	996
FHLB advances	35,000	20,000	-	-	55,000
Subordinated debt	-	-	-	22,052	22,052
Operating lease obligations	1,416	2,644	1,252	2,620	7,932
FDIC loss share agreement - estimated true-up (1)	-	-	-	4,965	4,965
Total	$1,436,196	$136,544	$24,612	$29,637	$1,626,989

(1)   Amount is included in other liabilities on the balance sheet.

Information about our off-balance sheet risk exposure is presented in Note 16 – Off-Balance Sheet Risk to the Consolidated Financial Statements. At December 31, 2013, we had $279.5 million of pre-approved but unused lines of credit, $3.6 million of standby letters of credit and $1.9 million of commercial letters of credit. As part of ongoing business, we currently do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In 2012, the Company established a reserve of $125 thousand, which is in other liabilities, for off-balance sheet credit exposure.

In connection with the Bank’s Public Offering in August 2010, it issued 23,100,000 shares of common stock at $6.50 per share, for a gross aggregate offering price of $150.2 million. We incurred underwriting fees of $6.0 million and related expenses of $0.9 million resulting in net proceeds of $143.2 million being received by the Bank. The underwriting arrangement provided that additional underwriting fees equal to $3.0 million would be payable in the future if the common stock price closed at a price equal to or above 125% of the offering price, or $8.125 per share, for a period of 30 consecutive days. At December 31, 2012, the contingent underwriting fee of $3.0 million was included in other liabilities in the consolidated balance sheet. During the fourth quarter of 2013, management pursued a negotiated settlement in order to remove the $3.0 liability from the balance sheet, resulting in a $1.1 million gain from settling the contingent underwriting fee at a discount.

As part of Citizens South’s Plan of Conversion and Reorganization in May 2002, Citizens South established a memo liquidation account in an amount equal to its equity at the time of the conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Citizens South Bank after the conversion. In accordance with the memo liquidation account, in the event of a complete liquidation of Citizens South Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. In connection with the Citizens South merger and the subsequent merger of Citizens South Bank into the Bank, the Bank assumed this memo liquidation account. This liquidation account is reviewed and adjusted annually. At December 31, 2013 and 2012, the value of the liquidation account was approximately $7.6 million and $8.0 million, respectively.

Impact of Inflation and Changing Prices

As a financial institution, we have an asset and liability make-up that is distinctly different from that of an entity with substantial investments in plant and inventory because the major portions of a commercial bank’s assets are monetary in nature. As a result, our performance may be significantly influenced by changes in interest rates. Although we, and the banking industry, are more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Market Risk and Interest Rate Sensitivity

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign exchange rates, commodity prices and other relevant market rate or price risks, such as equity price risk. Due to the nature of our operations, we are primarily exposed to interest rate risk and liquidity risk. Interest rate risk results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options.

The Senior Risk Committee actively evaluates and manages interest rate risk using a process developed by the Company. The Senior Risk Committee is also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.

The primary measures that management uses to evaluate short-term interest rate risk include (i) cumulative gap summary, which measures potential changes in cash flows should interest rates rise or fall; (ii) net interest income at risk, which projects the impact of different interest rate scenarios on net interest income over one-year and two-year time horizons; and (iii) economic value of equity at risk, which measures potential long-term risk in the balance sheet by valuing our assets and liabilities at “market” under different interest rate scenarios.

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

Our current guidelines for risk management call for preventive measures if a 300 basis point shock, or immediate increase or decrease, would affect net interest income by more than 22.5% over the next twelve months and for preventative measures to be put in place given a change in net interest income of more than 15% with a 200 basis point short-term interest rate shock. We currently operate well within these guidelines. As of December 31, 2013, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could expect net interest income to decrease by approximately 3.8% over twelve months if short-term interest rates immediately decreased by 200 basis points. This decrease results, in part, from our cost of interest-bearing liabilities, which was 0.45% for the year ended December 31, 2013, being unable to fully benefit from a 200 basis point decline in rates, while our yield on interest-earning assets could suffer materially from the decline. Conversely, if short-term interest rates increased by 300 basis points, net interest income could be expected to decrease by approximately 7.5% over twelve months given that we are currently in a liability-sensitive position. As of December 31, 2012, based on the results of this simulation model, which assumed a dynamic environment with contemplated asset growth, we expected net interest income to decrease by approximately 3% over twelve months if short-term interest rates immediately decreased by 300 basis points, which was unlikely based on the rate levels at that time. Conversely, if short term interest rates increased by 300 basis points, net interest income was expected to decrease by approximately 3% over twelve months.

We use multiple interest rate swap agreements, accounted for as either cash flow or fair value hedges, as part of the management of interest rate risk. In May 2011, our interest rate swap that was accounted for as a cash flow hedge terminated. The swap had a notional amount of $40 million that was purchased on May 16, 2008 to protect us from falling rates. We received a fixed rate of 6.22% for a period of three years, and paid the prime rate for the same period. During the year ended December 31, 2011, we recorded $441 thousand of income from this instrument.

At December 31, 2013, we maintained two loan swaps accounted for as fair value hedges in accordance with ASC 815. The aggregate original notional amount of these swaps was $6.2 million. These derivative instruments are used to protect us from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These derivative instruments are carried at a fair market value of $(258) thousand and $(453) thousand, at December 31, 2013 and December 31, 2012, respectively and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $175 thousand, $353 thousand and $372 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

We entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $298 thousand and is included in other assets at December 31, 2013.

We entered into three interest rate swap agreements during December 2013 with a total notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk caused by a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $247 thousand and are included in other assets at December 31, 2013.

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

See Note 17 – Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for further discussion of our derivative financial instruments and hedging activities.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. At December 31, 2013, our cumulative one year gap was $(178.2) million, or -9.1% of total assets, indicating net liability-sensitive position.

The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2013. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

At December 31, 2013	Within Three Months	Three Months to One Year	One Year to Five Years	After Five Years	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$41,680	$-	$-	$-	$41,680
Federal funds sold	300	-	-	-	300
Securities	63,024	34,494	135,245	174,605	407,368
Loans	474,119	199,407	579,458	45,254	1,298,238
Total interest-earning assets	579,123	233,901	714,703	219,859	1,747,586

Interest-bearing liabilities:
Demand deposits	57,054	-	135,900	101,924	294,878
MMDA and savings	502,315	-	-	-	502,315
Time deposits	147,888	263,674	135,186	83	546,831
Short term borrowings	996	-	-	-	996
Long term borrowings	50,157	-	20,000	6,895	77,052
Total interest-bearing liabilities	758,410	263,674	291,086	108,902	1,422,072

Derivatives	30,815	-	26,685	(57,500)	-

Interest sensitivity gap	$(148,472)	$(29,773)	$450,302	$53,457	$325,514
Cumulative interest sensitivity gap	$(148,472)	$(178,245)	$272,057	$325,514

Percentage of total assets		-9.09%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The section captioned “Market Risk and Interest Rate Sensitivity” under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered public accounting firm

To the Shareholders and the Board of Directors

Park Sterling Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Park Sterling Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Sterling Corporation as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

March 6, 2014

PARK STERLING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	December 31,
	2013	2012
	(dollars in thousands, except per share data)

ASSETS

Cash and due from banks	$13,087	$36,716
Interest-earning balances at banks	41,680	101,431
Federal funds sold	300	45,995
Investment securities available-for-sale, at fair value	349,491	245,571
Investment securities held-to-maturity (fair value of $51,334 and $0, respectively)	51,972	-
Nonmarketable equity securities	5,905	7,422
Loans held for sale	2,430	14,147
Loans:
Non-covered	1,224,674	1,254,954
Covered	71,134	101,753
Less allowance for loan losses	(8,831)	(10,591)
Net loans	1,286,977	1,346,116

Premises and equipment, net	55,923	57,222
Bank-owned life insurance	47,832	46,133
Deferred tax asset	36,318	40,926
Other real estate owned - noncovered	9,404	18,427
Other real estate owned - covered	5,088	6,646
Goodwill	26,420	26,420
FDIC indemnification asset	10,025	18,697
Core deposit intangible	8,629	9,658
Accrued interest receivable	4,222	3,821
Other assets	5,087	7,446
Total assets	$1,960,790	$2,032,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$255,861	$243,495
Interest-bearing	1,344,024	1,388,509
Total deposits	1,599,885	1,632,004

Short-term borrowings	996	10,143
FHLB advances	55,000	70,000
Subordinated debt	22,052	21,573
Accrued interest payable	412	516
Accrued expenses and other liabilities	20,362	22,856
Total liabilities	1,698,707	1,757,092

Commitments (Notes 15 and 16)

Shareholders' equity:
Preferred stock, no par value 5,000,000 shares authorized; 0 and 20,500 issued and outstanding at December 31, 2013 and 2012, respectively	-	20,500
Common stock, $1.00 par value 200,000,000 shares authorized; 44,730,669 and 44,575,853 shares issued and outstanding at December 31, 2013 and 2012, respectively	44,731	44,576
Additional paid-in capital	222,559	220,996
Accumulated earnings (deficit)	(405)	(13,568)
Accumulated other comprehensive income (loss)	(4,802)	3,198
Total shareholders' equity	262,083	275,702
Total liabilities and shareholders' equity	$1,960,790	$2,032,794

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands, except per share data)

Interest income
Loans, including fees	$72,669	$53,194	$21,776
Federal funds sold	24	49	90
Taxable investment securities	5,029	3,606	2,830
Tax-exempt investment securities	756	750	716
Nonmarketable equity securities	150	194	53
Interest on deposits at banks	177	153	99
Total interest income	78,805	57,946	25,564

Interest expense
Money market, NOW and savings deposits	1,570	1,488	743
Time deposits	2,538	2,951	4,011
Short-term borrowings	7	11	3
FHLB Advances	550	600	557
Subordinated debt	1,717	1,520	855
Total interest expense	6,382	6,570	6,169
Net interest income	72,423	51,376	19,395

Provision for loan losses	746	2,023	9,385
Net interest income after provision for loan losses	71,677	49,353	10,010

Noninterest income
Service charges on deposit accounts	2,646	1,814	315
Income from fiduciary activities	2,779	2,332	418
Commissions and fees from investment brokerage	419	287	29
Gain on sale of securities available-for-sale	98	1,478	20
Bankcard services income	2,373	1,085	181
Mortgage banking income	3,123	2,478	297
Income from bank-owned life insurance	1,863	1,264	248
Other noninterest income	1,785	634	139
Total noninterest income	15,086	11,372	1,647

Noninterest expense
Salaries and employee benefits	34,570	29,396	14,778
Occupancy and equipment	7,691	4,654	1,588
Advertising and promotion	839	781	372
Legal and professional fees	3,142	3,190	2,738
Deposit charges and FDIC insurance	1,647	1,250	733
Data processing and outside service fees	5,950	4,371	794
Communication fees	1,737	945	232
Core deposit intangible amortization	1,029	564	68
Net cost (earnings) of operation of other real estate owned	(371)	3,462	829
Loan and collection expense	1,972	1,221	630
Postage and supplies	1,009	791	423
Other tax expenses	558	300	303
Other noninterest expense	4,326	3,151	1,472
Total noninterest expense	64,099	54,076	24,960

Income (loss) before income taxes	22,664	6,649	(13,303)

Income tax (benefit) expense	7,359	2,306	(4,944)

Net income (loss)	15,305	4,343	(8,359)

Preferred dividends	353	51	-

Net income (loss) to common shareholders	$14,952	$4,292	$(8,359)

Basic earnings (loss) per common share	$0.34	$0.12	$(0.29)

Diluted earnings (loss) per common share	$0.34	$0.12	$(0.29)

Weighted-average common shares outstanding
Basic	43,965,408	35,101,407	28,723,647
Diluted	44,053,253	35,108,229	28,723,647

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands)

Net income (loss)	$15,305	$4,343	$(8,359)

Unrealized holding gains (losses) on available-for-sale securities	(13,200)	1,908	5,550
Income tax effect	4,919	(630)	(1,719)

Reclassification of gains recognized in net income, reported as gain on sale of securities available for sale on the condensed consolidated statement of income	(98)	(1,478)	(20)
Income tax effect	36	518	7
	(8,343)	318	3,818
Unrealized holding gains on swaps	545	-	-
Income tax effect	(202)	-	-
	343	-	-
Total other comprehensive income (loss)	(8,000)	318	3,818
Total comprehensive income (loss)	$7,305	$4,661	$(4,541)

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2013, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
	(dollars in thousands, except share amounts)

Balance at December 31, 2010	-	$-	28,051,098	$28,051	$159,489	$(9,501)	$(938)	$177,101

Issuance of restricted stock grants	-	-	568,260	568	(568)	-	-	-

Share-based compensation expense	-	-	-	-	1,930	-	-	1,930

Shares issued for Community	-	-	4,024,269	4,025	11,539	-	-	15,564
Capital Corporation merger

Net loss	-	-	-	-	-	(8,359)	-	(8,359)

Other comprehensive income	-	-	-	-	-	-	3,818	3,818

Balance at December 31, 2011	-	-	32,643,627	32,644	172,390	(17,860)	2,880	190,054

Shares of preferred stock issued	20,500,000	20,500	-	-	-	-	-	20,500

Issuance of restricted stock grants	-	-	78,000	78	(78)	-	-	-

Share-based compensation expense	-	-	-	-	2,012	-	-	2,012

Shares issued for Citizens South merger	-	-	11,857,226	11,857	46,684	-	-	58,541

Common stock repurchased	-	-	(3,000)	(3)	(12)			(15)

Dividends on preferred stock	-	-	-	-	-	(51)	-	(51)

Net income	-	-	-	-	-	4,343	-	4,343

Other comprehensive income	-	-	-	-	-	-	318	318

Balance at December 31, 2012	20,500,000	20,500	44,575,853	44,576	220,996	(13,568)	3,198	275,702

Redemption of preferred stock	(20,500,000)	(20,500)	-	-	-	-	-	(20,500)

Issuance of restricted stock grants	-	-	174,000	174	(174)	-	-	-

Forfeitures of restricted stock grants	-	-	(23,860)	(23)	23	-	-	-

Exercise of stock options	-	-	60,943	60	248	-	-	308

Share-based compensation expense	-	-	-	-	1,776	-	-	1,776

Common stock repurchased	-	-	(56,267)	(56)	(310)	-	-	(366)

Dividends on preferred stock	-	-	-	-	-	(353)	-	(353)

Dividends on common stock	-	-	-	-	-	(1,789)	-	(1,789)

Net income	-	-	-	-	-	15,305	-	15,305

Other comprehensive loss							(8,000)	(8,000)

Balance at December 31, 2013	-	$-	44,730,669	$44,731	$222,559	$(405)	$(4,802)	$262,083

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$15,305	$4,343	$(8,359)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Accretion on acquired loans	(8,513)	(7,462)	(160)
Net amortization (accretion) on investments	564	(2,425)	1,288
Other depreciation and amortization, net	4,928	3,403	792
Provision for loan losses	746	2,023	9,385
Share-based compensation expense	1,776	2,012	1,930
Deferred income taxes	8,482	2,255	(4,944)
Amortization (accretion) of FDIC indemnification asset	396	(73)	-
Net gains on sales of investment securities available-for-sale	(98)	(1,478)	(20)
Net gains on sales of loans held for sale	(1,835)	(1,182)	(140)
Net (gains) losses on disposals of premises and equipment	412	(94)	69
Net gains on sales of other real estate owned	(2,061)	(253)	(181)
Writedowns of other real estate owned	1,394	2,421	713
Income from bank owned life insurance	(1,863)	(1,264)	(248)
Proceeds of loans held for sale	110,118	71,855	9,705
Disbursements for loans held for sale	(96,566)	(78,053)	(9,255)
Change in assets and liabilities:
(Increase) decrease in FDIC indemnification asset	(1,444)	(926)	-
(Increase) decrease in accrued interest receivable	(401)	1,381	167
(Increase) decrease in other assets	3,947	(5,185)	602
Decrease in accrued interest payable	(104)	(1,433)	(611)
Increase (decrease) in accrued expenses and other liabilities	(2,424)	6,055	970
Net cash provided (used) by operating activities	32,759	(4,080)	1,703

Cash flows from investing activities
Net (increase) decrease in loans	53,294	78,196	(363)
Purchases of premises and equipment	(2,625)	(4,845)	(1,478)
Proceeds from disposals of premises and equipment	1,650	221	25
Purchases of investment securities available-for-sale	(191,521)	(31,115)	(87,864)
Purchases of investment securities held-to-maturity	(52,178)
Proceeds from sales of investment securities available-for-sale	28,128	46,367	24,326
Proceeds from maturities and call of investment securities available-for-sale	45,412	43,998	44,347
Proceeds from maturities and call of investment securities held-to-maturity	503
FDIC reimbursement of recoverable covered asset losses	9,720	3,698	-
Proceeds from sale of other real estate owned	21,455	13,096	5,122
Net redemptions of nonmarketable equity securities	1,517	6,079	1,800
Purchase of bank owned life insurance	-	-	(8,000)
Acquisitions, net of cash paid	-	24,283	83,898
Net cash provided by (used for) investing activities	(84,645)	179,978	61,813

Cash flows from financing activities
Net decrease in deposits	(30,342)	(42,933)	(28,208)
Net increase (decrease) in short-term borrowings	(9,147)	(7,300)	8,891
Advances (repayments) of long-term borrowings	(15,000)	30,000	(81,034)
Redemption of preferred stock	(20,500)	-	-
Exercise of stock options	308	-	-
Repurchase of common stock	(366)	(15)	-
Dividends on common stock	(1,789)	-	-
Dividends on preferred stock	(353)	(51)	-
Net cash used for financing activities	(77,189)	(20,299)	(100,351)
Net increase (decrease) in cash and cash equivalents	(129,075)	155,599	(36,835)
Cash and cash equivalents, beginning	184,142	28,543	65,378
Cash and cash equivalents, ending	$55,067	$184,142	$28,543

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,486	$7,615	$4,898
Cash paid for income taxes	240	94	-

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$(8,343)	$318	$3,818
Change in unrealized gain on cash flow hedge, net of tax	343	-	-
Transfer from other assets to investment securities available-for-sale	1,393	-	-
Loans transferred to other real estate owned	10,207	11,896	11,059

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 1 – ORGANIZATION AND OPERATIONS

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At December 31, 2013, the Company’s primary operations and business were that of owning the Bank.

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

On October 1, 2012, Citizens South Banking Corporation (“Citizens South”) was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of May 13, 2012. The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash. Based on the $4.94 per share closing price of the Common Stock on September 28, 2012, the last trading date prior to consummation of the merger, the final transaction value was $82.9 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accounting and reporting policies of the Company conform with United States generally accepted accounting principles ("GAAP") and prevailing practices within the banking industry. The consolidated financial statements include the accounts of the Bank and the Company. The Company evaluates subsequent events through the date of filing of the consolidated financial statements with the Securities and Exchange Commission (“SEC”).

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, nonaccretable discounts, purchase accounting accretion adjustments, realization of deferred tax assets and the fair value of financial instruments and other accounts.

Segments - The Company, through the Bank, provides a broad range of financial services to individuals and companies. These services include personal, business and non-profit checking accounts, IOLTA accounts, individual retirement accounts, business and personal money market accounts, certificates of deposit, overdraft protection, safe deposit boxes and online and mobile banking. Lending activities include a range of short-to medium-term commercial (including asset-based lending), real estate, construction, residential mortgage and home equity and consumer loans, as well as long-term residential mortgages. Wealth management activities include investment management, personal trust services, and investment brokerage services. Cash management activities include remote deposit capture, lockbox services, sweep accounts, purchasing cards, ACH and wire payments. While the Company's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company's banking and finance operations are not considered by management to constitute more than one reportable operating segment.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Reclassifications - Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2013 presentation. The reclassification had no effect on net income (loss), comprehensive income (loss) or shareholders’ equity as previously reported.

Business Combinations, Method of Accounting for Loans Acquired, and Federal Deposit Insurance Corporation (the “FDIC”) Indemnification Asset – Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock. The assets and liabilities of the acquired entity are recorded at their respective fair values as of the closing date of the merger. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in our consolidated results from the closing date of the merger, and prior periods are not restated. Business combinations are accounted for using the acquisition method. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding future credit losses. Loans acquired are recorded at fair value exclusive of any loss share agreements with the FDIC. The fair value estimates associated with the acquired loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

The FDIC indemnification asset is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets, without approval of the FDIC, should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired loans by recording an increase in the FDIC indemnification asset in an amount equal to the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as amortization through non-interest income over the lesser of the term of the loss share agreement or the life of the loan.

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

Investment Securities - Investment securities available-for-sale are reported at fair value and consist of debt instruments that are not classified as trading securities or as held to maturity securities. Investment securities held-to-maturity are reported at amortized cost. Unrealized holding gains and losses, net of applicable taxes, on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method and are recorded on a trade date basis. Declines in the fair value of individual available-for-sale securities below their amortized cost that are other than temporary impairments would result in write-downs of the individual securities to their fair value and would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Nonmarketable Equity Securities – Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”). As a condition of membership, the Bank is required to hold stock in the FHLB. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. The Bank carries these nonmarketable equity securities at cost and periodically evaluates them for impairment. Management considers these nonmarketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. The primary factor supporting the carrying value of these securities is the commitment of the FHLB to perform its obligations, which includes providing credit and other services to the Bank. Upon request, the stock may be sold back to the FHLB, at cost.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The Company has invested in the stock of several unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. Included in nonmarketable equity securities is the investment in CSBC Statutory Trust I and Community Capital Corporation Statutory Trust I. See Note 4 – Investments and Note 11 – Borrowings.

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

Purchased Credit-Impaired (“PCI”) Loans - Purchased loans acquired in a business combination, which include loans purchased in the Community Capital and Citizens South acquisitions, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. PCI loans are accounted for under the “Receivables” topic of the ASC when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as internal risk grades and past due and nonaccrual status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference, and is available to absorb credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the nonaccretable difference with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows limited to the term of the loss share agreements.

Purchased Performing Loans – The Company accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

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

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Impaired Loans – For all classes of loans, except PCI loans, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring ("TDR"). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the interest rate implicit in the original agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is probable, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans Modified in a TDR - Loans are considered to be a TDR if, for economic or legal reasons related to the borrower's financial condition, the Company makes certain concessions to the original contract terms related to amount, interest rate, amortization or maturity that it would not otherwise consider. Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status for a period of at least six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

Allowance for Loan Losses – The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portions related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 5 – Loans.

Other Real Estate Owned (“OREO”) - Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and further write-downs are made based on these valuations. Revenue and expenses from operations are included in other expense.

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

The Company performed the qualitative assessment as outlined in ASU 2011-08 in assessing the carrying value of goodwill related to the mergers with Community Capital and Citizens South as of September 30, 2013, its annual test date, and determined that it was unlikely that the fair value was less than the carrying amount and that no further testing or impairment charge was necessary. Additionally, should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2013 evaluation that caused the Company to perform an interim review of the carrying value of goodwill related to either the merger with Community Capital or the merger with Citizens South.

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

During 2011, the Company issued 568,260 restricted stock awards to certain officers and directors as contemplated in connection with the Bank’s Public Offering. Also in 2011, the Company issued 4,024,269 shares of Common Stock in connection with the merger with Community Capital. In 2012, the Company issued 78,000 restricted stock awards, and repurchased 3,000 of common stock in open market transactions pursuant to the stock repurchase program approved by the board of directors in November 2012. Also in 2012, the Company issued 11,857,226 shares of Common Stock in connection with the merger with Citizens South. In 2013, the Company issued 174,000 restricted stock awards, issued 60,943 shares pursuant to the exercise of stock options, and repurchased 56,267 shares in open market transactions.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Basic and diluted earnings (loss) per common share have been computed based upon net income (loss) as presented in the accompanying consolidated statements of income (loss) divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

	2013	2012	2011

Weighted-average number of common shares outstanding	43,965,408	35,101,407	28,723,647

Effect of dilutive stock options and restricted shares	87,845	6,822	-

Weighted-average number of common shares and dilutive potential common shares outstanding	44,053,253	35,108,229	28,723,647

There were 2,177,592 outstanding options and 730,514 outstanding restricted shares that were anti-dilutive for the year ended December 31, 2013. There were 47,959 dilutive stock options and 39,885 dilutive restricted shares outstanding for the year ended December 31, 2013. There were 3,118,891 outstanding options and 640,239 outstanding restricted shares outstanding that were anti-dilutive for the year ended December 31, 2012. There were 801 dilutive stock options and 6,021 dilutive restricted shares outstanding for the year ended December 31, 2012. There were 2,145,189 outstanding options and 568,260 outstanding restricted shares that were anti-dilutive for the year ended December 31, 2011. There were no dilutive stock options or restricted shares for the year ended December 31, 2011 due to the Company’s net loss position. See Note 20 – Employee and Director Benefit Plans for more information.

Share-Based Compensation - The Company may grant share-based compensation to employees, non-employee directors and other eligible parties in the form of stock options, restricted stock or other instruments. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The amortization of share-based compensation is adjusted for actual forfeiture experience. The fair value of restricted stock awards, subject to share price performance vesting requirements, is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.

The compensation expense for share-based compensation plans was $1.8 million, $2.0 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the cash flow hedge. If it is determined that a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. See Note 17 – Derivative Financial Instruments and Hedging Activities.

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended the Investments—Equity Method and Joint Ventures topic of the ASC to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014, and should be applied retrospectively for all periods presented. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the ASC to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (a consensus of the FASB Emerging Issues Task Force). The ASU permits the Fed Funds Effective Swap Rate to be used as a United States benchmark interest rate for hedge accounting purposes, in addition to United States Treasury rates and the London InterBank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The standard is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This standard did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company has adopted this standard and the required disclosures are presented in the consolidated financial statements.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") updated its Internal Control – Integrated Framework (the 1992 original framework) and issued its Internal Control – Integrated Framework (the 2013 framework). The update accounts for the dramatic changes in the business and operating environments over the past twenty years and accounts for the complex, technologically driven and global changes that have occurred. As of December 31, 2014, COSO will no longer support the 1992 original framework and the SEC has indicated it expects all registrants to adopt the 2013 framework by that date. Management is currently reviewing the 2013 framework and expects to adopt it by December 31, 2014.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 3 – BUSINESS COMBINATIONS

Citizens South

On October 1, 2012, Citizens South was merged with and into the Company, with the Company as the surviving legal entity, in accordance with an Agreement and Plan of Merger dated as of May 13, 2012. Under the terms of the Citizens South merger agreement, Citizens South stockholders received either $7.00 in cash or 1.4799 shares of the Company’s Common Stock for each Citizens South share they owned immediately prior to the merger, subject to the limitation that the total consideration paid in the merger would consist of 30% in cash and 70% in Common Stock. The Citizens South merger was structured to be tax-free to Citizens South stockholders with respect to the shares of Common Stock received in the merger and taxable with respect to the cash received in the merger. Cash was paid in lieu of fractional shares. The aggregate merger consideration consisted of 11,857,226 shares of Common Stock and $24.3 million in cash. Based on the $4.94 per share closing price of the Common Stock on September 28, 2012, the last trading date prior to consummation of the merger, the transaction value was $82.9 million. In addition, in connection with the merger, the preferred stock previously issued by Citizens South to the United States Department of the Treasury (the “Treasury”) in connection with Citizens South’s participation in the Small Business Lending Fund (the “SBLF”) program was converted to 20,500 shares of a substantially identical newly created series of the Company’s preferred stock. See Note 14 – Preferred Stock for further discussion. Also in connection with the merger, the Company assumed certain loss share agreements with the FDIC related to prior acquisitions by Citizens South. See Note 6 – FDIC Loss Share Agreements.

Citizens South operated 21 full service branches in North Carolina, South Carolina and Georgia at the date of acquisition. The acquisition of Citizens South was part of the Company’s business plan seeking accelerated organic growth and to acquire regional and community banks in the Carolinas and Virginia.

The assets and liabilities assumed from Citizens South were recorded at their fair value as of the closing date of the merger. Goodwill of $22.5 million was initially recorded at the time of acquisition. As a result of refinements to the fair value mark on loans, bank-owned life insurance, OREO, the FDIC indemnification asset, deferred tax assets (“DTAs”), and other assets, goodwill as indicated below is $3.3 million greater than the goodwill estimated in the Company’s 2012 Audited Financial Statements. Goodwill as of December 31, 2012 has been retrospectively adjusted. The following table summarizes the consideration paid by the Company in the merger with Citizens South and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	As Recorded by Citizens South	Fair Value and Other Merger Related Adjustments	As Recorded by the Company

Consideration Paid
Cash			$24,283
Common shares issued (11,857,226 shares)			58,575
Fair value of noncontrolling interest			20,500

Fair Value of Total Consideration Transferred			$103,358

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$48,661	$-	$48,661
Securities	88,068	2,275	90,343
Nonmarketable equity securities	5,390	-	5,390
Loans held for sale	1,695	-	1,695
Loans, net of allowance	694,016	(12,340)	681,676
Premises and equipment	25,443	4,326	29,769
Core deposit intangibles	1,032	5,168	6,200
Other real estate owned	18,957	(3,169)	15,788
Bank owned life insurance	18,879	(79)	18,800
Deferred tax asset	3,560	(828)	2,732
FDIC indemnification asset	20,652	1,846	22,498
Other assets	4,338	(238)	4,100

Total assets acquired	$930,691	$(3,039)	$927,652

Deposits	$826,134	$2,166	$828,300
Short term borrowings	7,678	-	7,678
Junior subordinated debt	15,464	(6,627)	8,837
Other liabilities	418	4,859	5,277

Total liabilities assumed	$849,694	$398	$850,092

Total identifiable assets	$80,997	$(3,437)	$77,560

Goodwill resulting from acquisition			$25,798

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

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 4 – INVESTMENTS

The amortized cost and fair value of investment securities available-for-sale and securities held-to-maturity, with gross unrealized gains and losses, at December 31 follows:

Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2013
Securities available-for-sale:
U.S. Government agencies	$513	$45	$-	$558
Municipal securities	15,826	680	-	16,506
Residential agency pass-through securities	90,043	741	(536)	90,248
Residential collateralized mortgage obligations	105,667	51	(2,369)	103,349
Commercial mortgage-backed obligations	66,396	-	(4,994)	61,402
Asset-backed securities	73,369	1	(2,293)	71,077
Corporate and other securities	4,461	-	(16)	4,445
Equity securities	1,393	513	-	1,906

Total securities available-for-sale	$357,668	$2,031	$(10,208)	$349,491

Securities held-to-maturity:
Residential agency pass-through securities	$41,125	$-	$(392)	$40,733
Residential collateralized mortgage obligations	4,982	-	(74)	4,908
Asset-backed securities	5,865	-	(172)	5,693

Total securities held-to-maturity	$51,972	$-	$(638)	$51,334

2012
Securities available-for-sale:
U.S. Government agencies	$518	$65	$-	$583
Municipal securities	16,231	1,727	-	17,958
Residential agency pass-through securities	135,223	3,190	(208)	138,205
Residential collateralized mortgage obligations	55,882	1,016	(146)	56,752
Commercial mortgage-backed obligations	21,295	-	(359)	20,936
Asset-backed securities	10,800	-	(78)	10,722
Corporate and other securities	500	-	(85)	415

Total securities available-for-sale	$240,449	$5,998	$(876)	$245,571

At December 31, 2013 and 2012, investment securities with a fair market value of $99.5 million and $102.5 million, respectively, were pledged to secure repurchase agreements, to secure public and trust deposits, to secure the two loan swaps, and for other purposes as required and permitted by law.

At December 31, 2013 and 2012, commercial mortgage-backed obligations include $55.7 million and $20.9 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the United States government, and at December 31, 2013, $5.7 million of private-label securities collateralized by commercial properties. The Company did not hold any private-label securities at December 31, 2012.

At December 31, 2013, asset-backed securities include a $5.7 million security which is equally collateralized by the Federal family education loan program and private student loan program. There were no private-label asset-backed securities at December 31, 2012.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at December 31, 2013 and 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency-pass through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency-pass through securities and residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

	December 31, 2013
	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Government agencies
Due after one year through five years	$513	$558
Municipal securities
Due under one year	450	454
Due after one year through five years	-	-
Due after ten years	15,376	16,052
Residential agency pass-through securities
Due after one year through five years	20,899	20,919
Due after five years through ten years	-	-
Due after ten years	69,144	69,329
Residential collateralized mortgage obligations
Due after ten years	105,667	103,349
Commercial mortgage-backed obligations
Due after one year through five years	66,396	61,402
Due after five years through ten years	-	-
Asset-backed securities
Due after five years through ten years	3,858	3,787
Due after ten years	69,511	67,290
Corporate and other securities
Due after one year through five years	500	500
Due after five years through ten years	3,961	3,945
Equity securities
Due after ten years	1,393	1,906
Total securities available-for-sale	$357,668	$349,491

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$41,125	$40,733
Residential collateralized mortgage obligations
Due after ten years	4,982	4,908
Asset-backed securities
Due after ten years	5,865	5,693
Total securities held-to-maturity	$51,972	$51,334

Sales of investment securities available-for-sale for the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012	2011
Proceeds from sales	$28,128	$46,367	$24,326
Gross realized gains	343	1,478	115
Gross realized losses	(245)	-	(95)

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at December 31, 2013 and 2012. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At December 31, 2013, there are five securities in a loss position for twelve months or more. At December 31, 2012, one corporate debt security was in an unrealized loss position for twelve months or more.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The Dodd-Frank Act amended the Bank Holding Company Act (the “BHC Act”) to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund), commonly referred to as the “Volcker Rule.” At December 31, 2013, the Company held four investments in senior tranches of collateralized loan obligations with a fair value of $23.4 million which are included in asset-backed securities. The collateral eligibility language in one of the securities, with a fair value of $5.0 million, was amended during the fourth quarter of 2013 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investments in the remaining securities, which had a net unrealized loss of $274,000 at December 31, 2013, are currently prohibited under the Volcker Rule. The Company is awaiting intended document amendment strategies, if any, from the managers on these securities before determining any disposition plans for those investments. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary-impairment with respect to these securities in conformity with GAAP rules. The Company held no other security-types potentially affected by the Volcker Rule at December 31, 2013.

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2013
Securities available-for-sale:
Residential agency mortgage-backed securities	$32,674	$(536)	$-	$-	$32,674	$(536)
Residential collateralized mortgage obligations	55,856	(1,687)	18,167	(682)	74,023	(2,369)
Commercial mortgage-backed obligations	42,391	(3,247)	19,011	(1,747)	61,402	(4,994)
Asset-backed securities	56,106	(2,236)	4,986	(57)	61,092	(2,293)
Corporate and other securities	3,945	(16)	-	-	3,945	(16)
Total temporarily impaired securities	$190,972	$(7,722)	$42,164	$(2,486)	$233,136	$(10,208)

Securities held-to-maturity:
Residential agency mortgage-backed securities	$40,733	$(392)	$-	$-	$40,733	$(392)
Residential collateralized mortgage obligations	4,908	(74)	-	-	4,908	(74)
Asset-backed securities	5,693	(172)	-	-	5,693	(172)
Total temporarily impaired securities	$51,334	$(638)	$-	$-	$51,334	$(638)

December 31, 2012
Securities available-for-sale:
Residential agency mortgage-backed securities	$19,105	$(208)	$-	$-	$19,105	$(208)
Residential collateralized mortgage obligations	20,209	(146)	-	-	20,209	(146)
Commercial mortgage-backed obligations	20,936	(359)	-	-	20,936	(359)
Asset-backed securities	10,722	(78)	-	-	10,722	(78)
Corporate and other securities	-	-	415	(85)	415	(85)
Total temporarily impaired securities	$70,972	$(791)	$415	$(85)	$71,387	$(876)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investments in CSBC Statutory Trust I and Community Capital Corporation Statutory Trust I. These investments totaled $5.9 million and $7.4 million at December 31, 2013 and 2012, respectively. Included in these amounts was $4.9 million and $6.3 million of FHLB stock at December 31, 2013 and 2012, respectively. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At December 31, 2013 and 2012, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio was comprised of the following at December 31:

	2013			2012
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$5,737	$116,663	$122,400	$7,323	$111,809	$119,132
Commercial real estate (CRE) - owner-occupied	35,760	231,821	267,581	44,925	254,491	299,416
CRE - investor income producing	56,996	325,191	382,187	85,959	285,998	371,957
Acqusition, construction & development ("AC&D")	-	-	-	39,541	101,120	140,661
AC&D - 1-4 family construction	-	19,959	19,959	-	-	-
AC&D - lots, land, & development	22,699	42,890	65,589	-	-	-
AC&D - CRE	121	56,638	56,759	-	-	-
Other commercial	137	3,712	3,849	742	4,886	5,628
Total commercial loans	121,450	796,874	918,324	178,490	758,304	936,794

Consumer:
Residential mortgage	32,826	140,550	173,376	40,483	148,049	188,532
Home equity lines of credit (HELOC)	1,402	142,352	143,754	1,949	161,676	163,625
Residential construction	6,920	33,901	40,821	11,265	41,547	52,812
Other loans to individuals	1,189	17,606	18,795	2,095	13,458	15,553
Total consumer loans	42,337	334,409	376,746	55,792	364,730	420,522
Total loans	163,787	1,131,283	1,295,070	234,282	1,123,034	1,357,316
Deferred fees	-	738	738	-	(609)	(609)
Total loans, net of deferred fees	$163,787	$1,132,021	$1,295,808	$234,282	$1,122,425	$1,356,707

Included in the loan totals at December 31, 2013 and 2012 is $71.1 million and $101.7 million, respectively, of covered loans pursuant to the FDIC loss share agreements. Of these amounts, at December 31, 2013 and 2012, $68.0 million and $96.9 million, respectively, is included in PCI loans and $3.2 million and $4.8 million, respectively, is included in all other loans.

At December 31, 2013 and 2012, the Company had sold participations in loans aggregating $3.3 million and $10.8 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. The Company does not service residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Bank and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans have ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments. Total loans sold with limited recourse in 2013 and 2012 was $110.1 million and $71.9 million, respectively.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet at December 31, 2013 and 2012 were as follows:

	2013			2012
	PCI loans	Purchased Performing loans	Total	PCI loans	Purchased Performing loans	Total

Outstanding principal balance	$197,040	$408,970	$606,010	$278,200	$624,319	$902,519
Carrying amount:
Commercial and industrial	5,737	18,377	24,114	7,323	47,276	54,599
CRE - owner-occupied	35,760	103,834	139,594	44,925	154,699	199,624
CRE - investor income producing	56,996	69,368	126,364	85,959	119,663	205,622
AC&D	-	-		39,541	-	39,541
AC&D - 1-4 family construction	-	97	97	-	35,476	35,476
AC&D - lots, land, & development	22,699	13,509	36,208	-	-	-
AC&D - CRE	121	3,218	3,339	-	-	-
Other commercial	137	1,889	2,026	742	3,242	3,984
Residential mortgage	32,826	98,104	130,930	40,483	120,414	160,897
HELOC	1,402	86,512	87,914	1,949	106,703	108,652
Residential construction	6,920	7,155	14,075	11,265	22,702	33,967
Other loans to individuals	1,189	2,377	3,566	2,095	4,399	6,494
	$163,787	$404,440	$568,227	$234,282	$614,574	$848,856

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina and Georgia. Subsequent to December 31, 2013, the Company entered the Virginia market with a loan production office in Richmond, Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate including construction loans and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At December 31, 2013 and December 31, 2012, the Company had no loans outstanding with non-United States entities.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Unallocated	Total
For the year ended December 31, 2013
Allowance for Loan Losses, excluding PCI:
Balance, beginning of year	$849	$496	$1,102	$4,157	$-	$-	$-	$8	$454	$1,463	$1,046	$49	$-	$9,624
Provision for loan losses	1,693	(52)	933	(4,157)	705	1,031	299	16	319	359	(673)	31	-	504
Charge-offs	(1,238)	(52)	(718)	-	(87)	(6)	-	-	(831)	(838)	(44)	(64)	-	(3,878)
Recoveries	187	7	480	-	221	726	-	1	416	66	61	56	-	2,221
Net charge-offs (recoveries)	(1,051)	(45)	(238)	-	134	720	-	1	(415)	(772)	17	(8)	-	(1,657)
Ending balance	$1,491	$399	$1,797	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$-	$8,471

PCI Impairment Allowance for Loan Losses:
Balance, beginning of year	$225	$-	$-	$542	$-	$-	$-	$-	$200	$-	$-	$-	$-	$967
PCI impairment charge-offs	(216)	-	(16)	(177)	-	-	-	(386)	(311)	-	(233)	(36)	-	(1,375)
PCI impairment recoveries	-	-	-	25	-	-	-	-	-	-	-	-	-	25
Net PCI impairment charge-offs	(216)	-	(16)	(152)	-	-	-	(386)	(311)	-	(233)	(36)	-	(1,350)
PCI provision for loan losses	(9)	-	376	(390)	-	-	-	386	111	-	233	36	-	743
Benefit attributable to FDIC loss share agreements	(104)	-	(205)	(192)	-	-	-	-	-	-	-	-	-	(501)
Total provision for loan losses charged to operations	(113)	-	171	(582)	-	-	-	386	111	-	233	36	-	242

Provision for loan losses recorded through FDIC loss share receivable	104	-	205	192	-	-	-	-	-	-	-	-	-	501
Ending balance	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$360
Total Allowance for Loan Losses	$1,491	$399	$2,157	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$-	$8,831

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Unallocated	Total
For the year ended December 31, 2012
Allowance for Loan Losses:
Balance, beginning of year	$703	$740	$2,106	$3,883	$-	$-	$-	$17	$309	$1,898	$455	$43	$-	$10,154
Provision for loan losses	632	(40)	71	(676)	-	-	-	85	262	(62)	795	(11)	-	1,056
PCI provision for loan losses	225	-	-	542	-	-	-	-	200	-	-	-	-	967
Charge-offs	(565)	(204)	(1,132)	(652)	-	-	-	(94)	(129)	(406)	(328)	(12)	-	(3,522)
Recoveries	79	-	57	1,602	-	-	-	-	12	33	124	29	-	1,936
Net charge-offs (recoveries)	(486)	(204)	(1,075)	950	-	-	-	(94)	(117)	(373)	(204)	17	-	(1,586)
Ending balance	$1,074	$496	$1,102	$4,699	$-	$-	$-	$8	$654	$1,463	$1,046	$49	$-	$10,591

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Unallocated	Total
For the year ended December 31, 2011
Allowance for Loan Losses:
Balance, beginning of year	$896	$1,061	$2,105	$4,695	$-	$-	$-	$408	$320	$871	$98	$86	$1,884	$12,424
Provision for loan losses	349	(130)	134	7,895	-	-	-	(391)	118	2,772	579	(57)	(1,884)	9,385
Charge-offs	(778)	(194)	(136)	(9,865)	-	-	-	-	(128)	(1,762)	(222)	-	-	(13,085)
Recoveries	236	3	3	1,157	-	-	-	-	-	17	-	14	-	1,430
Net charge-offs (recoveries)	(542)	(191)	(133)	(8,707)	-	-	-	-	(128)	(1,745)	(222)	14	-	(11,655)
Ending balance	$703	$740	$2,106	$3,883	$-	$-	$-	$17	$309	$1,898	$455	$43	$-	$10,154

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at December 31, 2013 and 2012.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Unallocated	Total

At December 31, 2013
Allowance for Loan Losses:
Individually evaluated for impairment	$14	$14	$527	$-	$-	$-	$-	$18	$167	$137	$7	$-	$-	$884
Collectively evaluated for impairment	1,477	385	1,270	-	839	1,751	299	7	191	913	383	72	-	7,587
	1,491	399	1,797		839	1,751	299	25	358	1,050	390	72	-	8,471
Purchased credit-impaired	-	-	360	-	-	-	-	-	-	-	-	-	-	360

Total	$1,491	$399	$2,157	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$-	$8,831

Recorded Investment in Loans:
Individually evaluated for impairment	$265	$1,902	$3,216	$-	$-	$1,888	$-	$262	$4,513	$3,014	$66	$60	$-	$15,186
Collectively evaluated for impairment	116,398	229,919	321,975	-	19,959	41,002	56,638	3,450	136,037	139,338	33,835	17,546	-	1,116,097
	116,663	231,821	325,191	-	19,959	42,890	56,638	3,712	140,550	142,352	33,901	17,606	-	1,131,283
Purchased credit-impaired	5,737	35,760	56,996	-	-	22,699	121	137	32,826	1,402	6,920	1,189	-	163,787

Total	$122,400	$267,581	$382,187	$-	$19,959	$65,589	$56,759	$3,849	$173,376	$143,754	$40,821	$18,795	$-	$1,295,070

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Unallocated	Total

At December 31, 2012
Allowance for Loan Losses:
Individually evaluated for impairment	$115	$-	$-	$-	$-	$-	$-	$-	$249	$351	$-	$-	$-	$715
Collectively evaluated for impairment	734	496	1,102	4,157	-	-	-	8	205	1,112	1,046	49	-	8,909
	849	496	1,102	4,157	-	-	-	8	454	1,463	1,046	49	-	9,624
Purchased credit-impaired	225	-	-	542	-	-	-	-	200	-	-	-	-	967

Total	$1,074	$496	$1,102	$4,699	$-	$-	$-	$8	$654	$1,463	$1,046	$49	$-	$10,591

Recorded Investment in Loans:
Individually evaluated for impairment	$607	$2,337	$4,243	$4,855	$-	$-	$-	$168	$3,463	$1,925	$71	$73	$-	$17,742
Collectively evaluated for impairment	111,202	252,154	281,755	96,265	-	-	-	4,718	144,586	159,751	41,476	13,385	-	1,105,292
	111,809	254,491	285,998	101,120	-	-	-	4,886	148,049	161,676	41,547	13,458	-	1,123,034
Purchased credit-impaired	7,323	44,925	85,959	39,541	-	-	-	742	40,483	1,949	11,265	2,095	-	234,282

Total	$119,132	$299,416	$371,957	$140,661	$-	$-	$-	$5,628	$188,532	$163,625	$52,812	$15,553	$-	$1,357,316

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

Impaired loans with a balance less than or equal to $150 thousand are viewed in two groups: those which have experienced charge-offs and those recorded at legal balance. Those loans which have experienced charge-offs have no additional reserve applied unless specifically calculated at a point in time when the loan balance exceeded $150 thousand. Those loans recorded at their legal balance are reserved for based on a pooled probability of default and loss given default calculation.

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. A minimum reserve is utilized when the Company has insufficient internal loss history or when internal loss history falls below the minimum reserve percentage. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks.

During the third quarter of 2013, the Company further segregated the AC&D portfolio into three collateral types: (i) 1-4 family construction, (ii) lots, land and development and (iii) CRE construction. These enhancements strengthen the granularity of the allowance methodology and are reflective of the distinctions in credit quality indicators for the three collateral types as well as the Company’s present origination activities.

The following look back periods were utilized by management in determining the quantitative reserve component at December 31, 2013 and 2012:

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	December 31,
	2013	2012
Look back periods (in calendar quarters)
Commercial:
Commercial and industrial	15	8
CRE - owner-occupied	Minimum	8
CRE - investor income producing	15	8
AC&D	n/a	12
AC&D - 1-4 family construction	15	n/a
AC&D - lots, land, & development	15	n/a
AC&D - CRE	Minimum	n/a
Other commercial	Minimum	Minimum
Residential mortgage	12	12
HELOC	12	8
Residential construction	12	12
Other loans to individuals	Minimum	Minimum

The changes in the look back periods noted above were made to provide a better estimate of the loss inherent in the portfolio for each loan category and to reflect the availability of loss history.

The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the acquired purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. At December 31, 2013 and 2012, this analysis did not indicate a need for a provision for loan losses for the acquired purchased performing portfolio. The remaining mark on the acquired purchased performing loan portfolio was $4.5 million and $9.7 million at December 31, 2013 and 2012, respectively.

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

4)          Reserve on PCI Loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

This analysis resulted in net recovery of impairment for the year ended December 31, 2013 of $607 thousand. The net impairment of $967 thousand as of December 31, 2012 was fully reversed during 2013 as estimated cash flows in those impacted pools improved or projected losses were fully recognized. During 2013, new impairment of $743 thousand was recorded; approximately $501 thousand of this impairment is attributable to covered loans under the FDIC loss share agreements. These covered loan impairments were a function of an increase in expected losses and as a result, the FDIC indemnification asset was increased. See Note 6 – FDIC Loss Share Agreements for further discussion. These impairments are in a single covered PCI loan pool and are in the CRE – investor income producing loan segment.

The changes and refinements discussed above, in aggregate, did not have a material impact on the estimated allowance at December 31, 2013. The further segregation of the AC&D portfolio, as noted above, resulted in a quantitative decrease of approximately $1.8 million from December 31, 2012. Offsetting this decrease were quantitative increases in the other loan portfolios as a result of extending look back periods which now contain sufficient build up in loss history. These increases were approximately $1.6 million from December 31, 2012. The growth in the loan portfolio coupled with the other qualitative factors referenced above resulted in an increase in the qualitative factor of $313 thousand from December 31, 2012. These changes, in our judgment, produce a non-PCI allowance for loan losses that best reflects the estimate of inherent losses in the loan portfolio at December 31, 2013.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both December 31, 2013 and 2012, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of December 31, 2013 and 2012, by loan class and by credit quality indicator.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	As of December 31, 2013

	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other Commercial	Total Commercial
Pass	$120,037	$260,472	$373,464	$19,959	$60,332	$56,759	$3,587	$894,610
Special mention	1,692	6,126	3,628	-	2,802	-	150	14,398
Classified	671	983	5,095	-	2,455	-	112	9,316

Total	$122,400	$267,581	$382,187	$19,959	$65,589	$56,759	$3,849	$918,324

	Residential Mortgage	HELOC	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$169,519	$137,626	$39,824	$18,301	$365,270
Special mention	1,864	2,893	766	488	6,011
Classified	1,993	3,235	231	6	5,465
Total	$173,376	$143,754	$40,821	$18,795	$376,746

Total Loans					$1,295,070

	As of December 31, 2012

	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D	Other Commercial	Total Commercial
Pass	$115,907	$292,418	$361,212	$126,167	$5,460	$901,164
Special mention	173	3,804	5,564	9,252	-	18,793
Classified	3,052	3,194	5,181	5,242	168	16,837
Total	$119,132	$299,416	$371,957	$140,661	$5,628	$936,794

	Residential Mortgage	HELOC	Residential Construction	Other Loans to Individuals	Total Consumer
Pass	$185,686	$158,335	$52,612	$15,444	$412,077
Special mention	1,115	2,599	-	78	3,792
Classified	1,731	2,691	200	31	4,653
Total	$188,532	$163,625	$52,812	$15,553	$420,522

Total Loans					$1,357,316

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans as of December 31, 2013 and 2012.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans

As of December 31, 2013
Commercial:
Commercial and industrial	$96	$52	$149	$5,737	$116,366	$122,400
CRE - owner-occupied	418	-	209	35,760	231,194	267,581
CRE - investor income producing	655	-	3,161	56,996	321,375	382,187
AC&D - 1-4 family construction	-	-	-	-	19,959	19,959
AC&D - lots, land, & development	48	-	292	22,699	42,550	65,589
AC&D - CRE	-	-	-	121	56,638	56,759
Other commercial	-	112	-	137	3,600	3,849
Total commercial loans	1,217	164	3,811	121,450	791,682	918,324

Consumer:
Residential mortgage	-	32	1,340	32,826	139,178	173,376
HELOC	248	160	698	1,402	141,246	143,754
Residential construction	25	-	66	6,920	33,810	40,821
Other loans to individuals	14	11	-	1,189	17,581	18,795
Total consumer loans	287	203	2,104	42,337	331,815	376,746
Total loans	$1,504	$367	$5,915	$163,787	$1,123,497	$1,295,070

As of December 31, 2012
Commercial:
Commercial and industrial	$1,316	$83	$230	$7,323	$110,180	$119,132
CRE - owner-occupied	48	1,903	113	44,925	252,427	299,416
CRE - investor income producing	224	27	366	85,959	285,381	371,957
AC&D	-	699	1,428	39,541	98,993	140,661
Other commercial	-	-	168	742	4,718	5,628
Total commercial loans	1,588	2,712	2,305	178,490	751,699	936,794

Consumer:
Residential mortgage	18	196	499	40,483	147,336	188,532
HELOC	590	-	1,094	1,949	159,992	163,625
Residential construction	-	-	71	11,265	41,476	52,812
Other loans to individuals	36	4	-	2,095	13,418	15,553
Total consumer loans	644	200	1,664	55,792	362,222	420,522
Total loans	$2,232	$2,912	$3,969	$234,282	$1,113,921	$1,357,316

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

During the year ended December 31, 2013, the Company’s quarterly cash flow analyses indicated net recovery of impairment of $607 thousand. These impairments are in a single covered PCI loan pool and are in the CRE – investor income producing loan segment. During 2012, the Company’s quarterly cash flow analyses indicated that three PCI loan pools were impaired. This analysis resulted in $225 thousand net impairment in a commercial pool, $542 thousand net impairment in an AC&D pool and $200 thousand net impairment of a residential mortgage pool at December 31, 2012. The net impairment of $967 thousand as of December 31, 2012 was fully reversed during 2013 as estimated cash flows in the impacted pools improved or the projected losses were fully recognized. These amounts are not included in the tables below.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	December 31, 2013			December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses

Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$183	$473	$-	$377	$1,170	$-
CRE - owner-occupied	1,815	1,955	-	2,337	2,675	-
CRE - investor income producing	30	47	-	4,243	4,424	-
AC&D	-	-	-	4,855	9,306	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land, & development	1,888	4,475	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	150	167	-	168	172	-
Total commercial loans	4,066	7,117	-	11,980	17,747	-
Consumer:
Residential mortgage	3,080	3,926	-	2,252	2,363	-
HELOC	2,478	2,855	-	1,419	2,439	-
Residential construction	26	39	-	71	551	-
Other loans to individuals	58	62	-	73	75	-
Total consumer loans	5,642	6,882	-	3,815	5,428	-
Total impaired loans with no related allowance recorded	$9,708	$13,999	$-	$15,795	$23,175	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$82	$90	$14	$230	$230	$115
CRE - owner-occupied	87	88	14	-	-	-
CRE - investor income producing	3,186	3,673	527	-	-	-
AC&D	-	-	-	-	-	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land, & development	-	-	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	112	112	18	-	-	-
Total commercial loans	3,467	3,963	573	230	230	115
Consumer:
Residential mortgage	1,433	1,485	167	1,211	1,250	249
HELOC	536	587	137	506	707	351
Residential construction	40	42	7	-	-	-
Other loans to individuals	2	4	-	-	-	-
Total consumer loans	2,011	2,118	311	1,717	1,957	600
Total impaired loans with an allowance recorded	$5,478	$6,081	$884	$1,947	$2,187	$715

Impaired Loans:
Commercial:
Commercial and industrial	$265	$563	$14	$607	$1,400	$115
CRE - owner-occupied	1,902	2,043	14	2,337	2,675	-
CRE - investor income producing	3,216	3,720	527	4,243	4,424	-
AC&D	-	-	-	4,855	9,306	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land, & development	1,888	4,475	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	262	279	18	168	172	-
Consumer:
Residential mortgage	4,513	5,411	167	3,463	3,613	249
HELOC	3,014	3,442	137	1,925	3,146	351
Residential construction	66	81	7	71	551	-
Other loans to individuals	60	66	-	73	75	-
Total impaired loans	$15,186	$20,080	$884	$17,742	$25,362	$715

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The average recorded investment and interest income recognized on impaired loans, by class, for the years ended December 31, 2013 and 2012 is shown in the table below.

	December 31, 2013		December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$276	$5	$545	$-
CRE - owner-occupied	2,108	106	1,036	22
CRE - investor income producing	980	-	2,739	37
AC&D	-	-	8,582	58
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land, & development	2,978	202	-	-
AC&D - CRE	-	-	-	-
Other commercial	158	9	98	-
Total commercial loans	6,500	322	13,000	117
Consumer:
Residential mortgage	2,688	57	946	-
HELOC	1,513	20	841	-
Residential construction	20	-	96	-
Other loans to individuals	64	4	48	4
Total consumer loans	4,285	81	1,931	4
Total impaired loans with no related allowance recorded	$10,785	$403	$14,931	$121

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$487	$2	$270	$-
CRE - owner-occupied	47	12	12	-
CRE - investor income producing	2,829	2	828	-
AC&D	-	-	802	-
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land, & development	50	-	-	-
AC&D - CRE	-	-	-	-
Other commercial	22	-	-	-
Total commercial loans	3,435	16	1,912	-
Consumer:
Residential mortgage	1,282	33	1,055	29
HELOC	920	1	355	-
Residential construction	24	-	-	-
Other loans to individuals	1	-	-	-
Total consumer loans	2,227	34	1,410	29
Total impaired loans with an allowance recorded	$5,662	$50	$3,322	$29

Impaired Loans:
Commercial:
Commercial and industrial	$763	$7	$815	$-
CRE - owner-occupied	2,155	118	1,048	22
CRE - investor income producing	3,809	2	3,567	37
AC&D	-	-	9,384	58
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land, & development	3,028	202	-	-
AC&D - CRE	-	-	-	-
Other commercial	180	9	98	-
Consumer:
Residential mortgage	3,970	90	2,001	29
HELOC	2,433	21	1,196	-
Residential construction	44	-	96	-
Other loans to individuals	65	4	48	4
Total impaired loans	$16,447	$453	$18,253	$150

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

During the year ended December 31, 2013, the Company recognized $453 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the year ended December 31, 2012, the Company recognized $150 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the year ended December 31, 2011, the Company recognized $114 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At December 31, 2013 and 2012, there were $17 thousand, and $77 thousand, respectively, in loans past due 90 days or more and accruing interest. These loans are secured and considered fully collectible at December 31, 2013 and 2012. The recorded investment in nonaccrual loans at December 31, 2013 and 2012 follows:

	2013	2012
Commercial:
Commercial and industrial	$200	$607
CRE - owner-occupied	209	1,996
CRE - investor income producing	3,192	633
AC&D	-	3,872
AC&D - 1-4 family construction	-	-
AC&D - lots, land, & development	292	-
AC&D - CRE	-	-
Other commercial	112	168
Total commercial loans	4,005	7,276
Consumer:
Residential mortgage	2,007	1,096
HELOC	2,348	1,925
Residential construction	66	71
Other loans to individuals	2	6
Total consumer loans	4,423	3,098
Total nonaccrual loans	$8,428	$10,374

Interest income included in the results of operations for 2013, 2012 and 2011, with respect to loans that subsequently went to nonaccrual, totaled $310 thousand, $157 thousand and $311 thousand, respectively. If interest on these loans had been accrued in accordance with their original terms, interest income would have increased by $3.0 million, $540 thousand and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $197.0 million and a carrying value of $163.8 million at December 31, 2013. PCI loans had an unpaid principal balance of $278.2 million and a carrying value of $234.2 million at December 31, 2012. PCI loans represented 8.4% and 11.5% of total assets at December 31, 2013 and 2012, respectively. Determining the fair value of the PCI loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired companies.

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

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

 In conjunction with the Community Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows:

November 1, 2011

Contractual principal and interest at acquisition	$146,843
Nonaccretable difference	(61,145)
Expected cash flows at acquisition	85,698
Accretable yield	(14,424)

Basis in PCI loans at acquisition - estimated fair value	$71,274

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2013, 2012 and 2011 follows.

	2013	2012	2011

Accretable yield, beginning of year	$42,734	$14,264	$-
Addition from the Community Capital acquisition	-	-	14,424
Addition from the Citizens South acquisition	-	37,724	-
Interest income	(14,903)	(7,462)	(160)
Reclassification of nonaccretable difference due to improvement in expected cash flows	12,143	479	-
Other changes, net	(725)	(2,271)	-
Accretable yield, end of year	$39,249	$42,734	$14,264

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

The Company allocated $565 thousand and $54 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of December 31, 2013 and December 31, 2012. As of December 31, 2013, the Company had 11 TDR loans totaling $8.2 million, of which $4.4 million are nonaccrual loans. As of December 31, 2012, the Company had 18 TDR loans totaling $10.2 million, of which $2.8 million are nonaccrual loans.

The following table presents a breakdown of the types of concessions made by loan class during the twelve-month period ended December 31, 2013 and 2012:

	Year ended December 31, 2013			Year ended December 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
CRE - investor income producing	-	$-	$-	1	$3,610	$3,610
Residential mortgage	1	43	43	-	-	-
Total	1	43	43	1	3,610	3,610

Extended payment terms:
AC&D - lots, land, & development	1	962	962	-	-	-
HELOC	1	1,250	1,250	-	-	-
Total	2	2,212	2,212	-	-	-
Total	3	$2,255	$2,255	1	$3,610	$3,610

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table presents loans modified as TDRs within the twelve months ended December 31, 2013, and for which there was a payment default during the twelve months ended December 31, 2013. There were no such loans within the twelve months ended December 31, 2012.

	Twelve months ended December 31, 2013
	Number of loans	Recorded Investment
Below market interest rate:
CRE - investor income producing	1	$3,610
Total	1	$3,610

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31, 2013
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	2	$164	4	$2,108	1	$3,116
Extended payment terms	2	438	6	2,993	-	-
Total	4	$602	10	$5,101	1	$3,116

	Twelve Months Ended December 31, 2012
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$3,610	-	$-
Total	-	$-	1	$3,610	-	$-

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

Loans to Directors, Executive Officers and Their Related Interests

	2013	2012
Balance, beginning of year	$4,184	$3,998
Disbursements	16,037	767
Repayments	(2,974)	(581)
Balance, end of year	$17,247	$4,184

At December 31, 2013, the Company had pre-approved but unused lines of credit totaling $3.0 million to related parties.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 6 –FDIC LOSS SHARE AGREEMENTS

In connection with the Citizens South acquisition, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $71.1 million and $101.7 million of covered loans as of December 31, 2013 and 2012, respectively, and $5.1 million and $6.7 million of covered OREO as of December 31, 2013 and 2012, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. At December 31, 2013 and 2012, the Bank recorded an estimated receivable from the FDIC in the amount of $6.6 million and $11.9 million, respectively, related to these loss share agreements.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At December 31, 2013 and 2012, the Bank recorded an estimated receivable from the FDIC in the amount of $3.4 million and $6.8 million, respectively, related to these loss share agreements.

The following table provides changes in the estimated receivable from the FDIC during 2013 and 2012:

FDIC Loss Share Receivable

	2013	2012

Balance, beginning of period	$18,697	$-
Acquisition of FDIC loss share receivable from Citizens South	-	22,498
Increase in expected losses on loans	501	-
Additional losses to OREO	817	-
Reimbursable expenses (income)	(394)	176
(Amortization) accretion discounts and premiums, net	(396)	73
Reimbursements from the FDIC	(9,720)	(3,698)
Other changes, net	520	(352)
Balance, end of period	$10,025	$18,697

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At December 31, 2013 and 2012, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $11.5 million and $19.6 million, respectively.

In relation to the FDIC indemnification asset is an expected "true-up" with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At both December 31, 2013 and 2012, the “true-up” amount was estimated to be approximately $5.0 million and $4.9 million, respectively, at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 7 - OTHER REAL ESTATE OWNED

The Company owned $14.5 million and $25.1 million in total OREO at December 31, 2013 and 2012, respectively. The portion of OREO covered under the loss share agreements with the FDIC at December 31, 2013 and 2012 totaled $5.1 million and $6.6 million, respectively. In 2012, the Company acquired $16.1 million in OREO through the merger with Citizens South. During the years ended December 31, 2013 and 2012, transfers into OREO (excluding OREO acquired through merger) totaled $10.2 million and $10.1 million, respectively.

Transactions in OREO for the years ended December 31, 2013 and 2012 are summarized below:

Non-Covered OREO	2013	2012

Beginning balance	$18,427	$14,403
Additions	3,945	8,864
Acquired through merger	-	7,012
Sales	(12,324)	(9,431)
Writedowns	(644)	(2,421)
Ending balance	$9,404	$18,427

Covered OREO	2013	2012

Beginning balance	$6,646	$-
Additions	6,262	1,282
Acquired through merger	-	8,776
Sales	(7,070)	(3,412)
Writedowns	(750)	-
Ending balance	$5,088	$6,646

The following is a summary of information relating to analysis of OREO at December 31, 2013 and 2012:

	2013	2012
Non-covered OREO:
CRE - owner-occupied	$591	$1,077
CRE - investor income producing	2,933	1,348
AC&D	-	14,527
AC&D - 1-4 family construction	2,811	-
AC&D - lots, land, & development	1,448	-
Other commercial	195	-
Residential mortgage	704	1,062
HELOC	124	-
Residential construction	598	413
OREO covered by FDIC loss share agreements	5,088	6,646

Total OREO	$14,492	$25,073

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 8 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31:

	2013	2012
Buildings	$34,871	$34,730
Land	16,431	16,453
Furniture and equipment	8,568	6,533
Leasehold improvements	1,057	984
Capitalized interest in buildings	93	93
Autos	16	59
Fixed assets in process	389	2,013
Premises and equipment	61,425	60,865
Accumulated depreciation	(5,502)	(3,643)
Premises and equipment, net	$55,923	$57,222

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 amounted to $3.4 million, $1.8 million and $564 thousand, respectively. These amounts are included in the occupancy and equipment line item in the Consolidated Statements of Income (Loss).

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

In accordance with GAAP, the Company does not amortize goodwill. However, core deposit intangible assets are amortized over the estimated life of the asset. At December 31, 2013 and 2012, intangible assets consisted of core deposit premiums, net of accumulated amortization, and amounted to $8.6 million and $9.7 million, respectively. The amount of the core deposit premium recorded as a result of the merger with Citizens South was $6.2 million. The amount of the core deposit premium recorded as a result of the merger with Community Capital was $4.1 million. Amortization expense related to the core deposit premium was $1.0 million, $564 thousand, and $68 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Amortization of core deposit intangible assets is computed using the straight-line method over an amortization period of ten years. Estimated amortization expense for the years ending December 31 is as follows (dollars in thousand):

2014	$1,029
2015	1,029
2016	1,029
2017	1,029
2018	1,029
2019 and thereafter	3,484
$8,629

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. As a result of the mergers with Citizens South and Community Capital, the Company recorded $25.8 million and $622 thousand in 2012 and 2011, respectively, in goodwill. The Company evaluated the carrying value of goodwill as of September 30, 2013, its annual test date, and determined that no impairment charge was necessary. Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2013 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 10 – DEPOSITS

The following is a summary of deposits at December 31:

	2013	2012
Noninterest bearing demand deposits	$255,861	$243,495
Interest-bearing demand deposits	296,995	323,037
Money market deposits	390,059	388,809
Savings	48,701	46,917
Brokered deposits	166,280	111,112
Certificates of deposit and other time deposits	441,989	518,634
Total deposits	$1,599,885	$1,632,004

At December 31, 2013, the scheduled maturities of time deposits, which include brokered certificates of deposits, certificates of deposit and other time deposits, are as follows:

	Less Than $100 Thousand	$100 Thousand or More	Total

2014	$205,627	$201,541	$407,168
2015	35,329	43,230	78,559
2016	7,510	27,831	35,341
2017	10,282	10,610	20,892
2018 and greater	946	1,522	2,468
Total time deposits	$259,694	$284,734	$544,428

Interest expense on time deposits totaled $2.5 million, $3.0 million and $4.0 million in the years ended December 31, 2013, 2012 and 2011, respectively.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 11 – BORROWINGS

Borrowings outstanding at December 31, 2013 and 2012 consist of the following:

			2013		2012
	Maturity	Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Short-term borrowings:
Repurchase agreements	various	0.10%	$996		$10,143
FHLB Daily Rate Credit	12/31/13	0.00%	-		15,000
Total short-term borrowings			996	0.01%	25,143	0.25%

Long-term borrowings:
FHLB Adjustable Rate Credit	01/06/14	0.3529%	10,000		10,000
FHLB Adjustable Rate Credit	01/06/14	0.3529%	10,000		10,000
FHLB Fixed Rate Hybrid	09/26/16	1.9050%	5,000		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.0675%	5,000		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.2588%	5,000		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.0250%	5,000		5,000
FHLB Adjustable Rate Credit	01/21/14	0.2945%	15,000		15,000
Total Federal Home Loan Bank			55,000	0.96%	55,000	1.01%
Subordinated debt	06/30/19	11.00%	6,895		6,895
Junior subordinated debt	06/15/36	1.7929%	5,986		5,794
Junior subordinated debt	12/15/35	1.8129%	9,171		8,884
Total long-term borrowings			77,052	2.02%	76,573	1.79%
Total borrowings			$78,048		$101,716

Subsequent to December 31, 2013, two FHLB Adjustable Rate Credit four year borrowing agreements and one Adjustable Rate Credit two year borrowing matured in the amounts of $10.0 million, $10.0 million, and $15.0 million, respectively. The matured FHLB four year borrowing agreements were replaced with two FHLB Adjustable Rate Credit two year borrowing agreements at $10.0 million each, with a maturity of January 7, 2016 and an interest rate of 0.2721%. The matured FHLB two year borrowing agreement was replaced with a FHLB Adjustable Rate Credit two year borrowing agreement at $15.0 million, with a maturity of January 21, 2016 and an interest rate of 0.2766%.

At December 31, 2013, the Company had an additional $254.6 million of credit available from the FHLB, $162.8 million of credit available from the Federal Reserve Discount Window, and $70.0 million of credit available from correspondent banks.

FHLB borrowing agreements provide for lines of credit up to 20% of the Bank’s assets. The FHLB borrowings are collateralized by a blanket pledge arrangement on all residential first mortgage loans, HELOCs and loans secured by multi-family real estate that the Bank owns. At December 31, 2013, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $472.4 million.

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

The significant components of the provision for income taxes for the years ended December 31 are as follows:

	2013	2012	2011
Current tax provision:
Federal	$(1,248)	$-	$-
State	147	51	-
Total current tax provision	(1,101)	51	-
Deferred tax provision:
Federal	7,468	1,859	(4,128)
State	992	396	(816)
Total deferred tax provision	8,460	2,255	(4,944)
Net provision for income taxes	$7,359	$2,306	$(4,944)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended December 31 are summarized below:

	2013	2012	2011

Tax at the statutory federal rate	$7,706	$2,261	$(4,522)
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	751	295	(539)
Nondeductible merger expenses	6	318	374
Tax exempt income	(1,008)	(722)	(327)
Other permanent differences	(96)	154	70
Provision for income taxes	$7,359	$2,306	$(4,944)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31 are as follows:

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	2013	2012

Deferred tax assets relating to:
Allowance for loan losses	$3,089	$3,804
Net unrealized securities losses	2,830	-
Fair market value adjustments related to mergers	12,018	17,156
Stock option expense	2,524	2,152
Pre-opening costs and expenses	276	312
Other real estate writedowns	4,456	7,674
Deferred compensation	3,560	3,367
AMT credit carry forward	1,397	1,572
Net operating loss carry forwards	12,032	14,415
Nonaccrual interest	1,258	2,523
Accrued incentive compensation	706	-
Other	1,090	2,988
Total deferred tax assets	45,236	55,963
Deferred tax liabilities relating to:
Net unrealized securities gains	-	(1,924)
Core deposit intangible	(3,206)	(3,583)
Property and equipment	(3,381)	(3,635)
FDIC acquisitions	(437)	(4,931)
Deferred loan costs	(1,131)	(253)
Prepaid expenses	(442)	(328)
Other	(321)	(383)
Total deferred tax liabilities	(8,918)	(15,037)
Net recorded deferred tax asset	$36,318	$40,926

As of December 31, 2013 and December 31, 2012, the Company had a net DTA in the amount of approximately $36.3 million and $40.9 million, respectively. The decrease is primarily the result of $15.3 million in earnings during 2013. The Company adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted July 23, 2013, and will become effective January 1, 2014, and January 1, 2015. The lower corporate income tax rate resulted in a reduction in the deferred tax asset in 2013 and an increase in current period income tax expense for the year ended December 31, 2013.

The Company evaluates the carrying amount of the DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined that as of December 31, 2013 and December 31, 2012 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either December 31, 2013 or December 31, 2012.

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

The Bank’s mortgage banking division qualifies as a HUD-approved Title II Supervised Mortgagee and issues mortgages insured by the US Department of Housing and Urban Development (“HUD”). A Title II supervised mortgagee must maintain an adjusted net worth equal to a minimum of $1 million, plus 1% of FHA originations in excess of $25 million, up to a maximum of $2.5 million. Possible penalties related to noncompliance with this minimum net worth requirement include the revocation of the Bank’s license to issue HUD-insured mortgages, which may have a material adverse affect on the Company’s financial condition and results of operations. For the years ended December 31, 2013 and 2012, the Bank satisfied the requirement of maintaining $1 million in adjusted net worth.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. In particular, deferred tax assets that are dependent on future taxable income do not qualify for inclusion in Tier 1 capital based on the capital guidelines of the primary federal supervisory agencies for the Bank and the Company. The disallowed portion of deferred tax assets at December 31, 2013 was $27.7 million for the Company and $30.4 million for the Bank. The disallowed portion of deferred tax assets at December 31, 2012 was $34.9 million for the Company and $38.0 million for the Bank.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying non-cumulative perpetual preferred stock and trust preferred securities, and qualifying minority interests in consolidated subsidiaries, net of goodwill and other intangible assets and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain qualifying preferred stock, mandatory convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At December 31, 2013, the Company and the Bank satisfied the respective minimum regulatory capital requirements, and were “well capitalized” within the meaning of Federal regulatory requirements. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject, as set forth below:

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Park Sterling Corporation
2013
Total Risk-Based Capital Ratio	$234,508	16.46%	$113,966	8.00%	$142,457	10.00%

Tier 1 Capital Ratio	218,552	15.34%	56,983	4.00%	85,474	6.00%

Tier 1 Leverage Ratio	218,552	11.63%	75,171	4.00%	93,964	5.00%

2012
Total Risk-Based Capital Ratio	$236,671	16.30%	$116,123	8.00%	$145,153	10.00%

Tier 1 Capital Ratio	219,060	15.09%	58,061	4.00%	87,092	6.00%

Tier 1 Leverage Ratio	219,060	11.25%	77,886	4.00%	97,358	5.00%

Park Sterling Bank
2013
Total Risk-Based Capital Ratio	$209,786	14.77%	$113,626	8.00%	$142,033	10.00%

Tier 1 Capital Ratio	193,830	13.65%	56,813	4.00%	85,220	6.00%

Tier 1 Leverage Ratio	193,830	10.41%	74,477	4.00%	93,096	5.00%

2012
Total Risk-Based Capital Ratio	$210,629	14.56%	$115,699	8.00%	$144,623	10.00%

Tier 1 Capital Ratio	193,018	13.35%	57,849	4.00%	86,774	6.00%

Tier 1 Leverage Ratio	193,018	10.09%	76,537	4.00%	95,671	5.00%

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. At December 31, 2013 and 2012, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

On November 2, 2012, the Company announced a common stock repurchase program for up to 2.2 million shares. The repurchase plan is in effect for two years and permits the Company to effect the repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and other derivative transactions. The specific timing and amount of repurchases depend on general market conditions, the trading of sock, regulatory, legal, and contractual requirements and the Company’s financial performance. During 2013, the Company purchased 56,267 common shares at an average price of $6.46, and during 2012, the Company repurchased 3,000 common shares, at an average price of $4.84 per share.

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

As part of Citizens South’s Plan of Conversion and Reorganization in May 2002, it established a memo liquidation account in an amount equal to its equity at the time of the conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Citizens South Bank after the conversion. In accordance with the memo liquidation account, in the event of a complete liquidation of Citizens South Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. In connection with the Citizens South merger and the subsequent merger of Citizens South Bank into the Bank, the Bank assumed this memo liquidation account. This liquidation account is reviewed and adjusted annually. At December 31, 2013 and 2012, the value of the liquidation account was approximately $7.6 million and $8.0 million, respectively.

NOTE 14 – PREFERRED STOCK

In connection with the Citizens South acquisition, the Company issued 20,500 shares of its Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) upon conversion of Citizens South’s preferred stock that previously was issued to the Treasury pursuant to a Securities Purchase Agreement between Citizens South and the Treasury in connection with Citizens South’s participation in the SBLF program. On September 30, 2013, the Company fully redeemed the 20,500 shares of the Series C Preferred Stock and exited the SBLF program. The Series C Preferred Stock, which had a liquidation value of $1,000 per share, was entitled to receive non-cumulative dividends, payable quarterly, at a rate determined by reference to the level of “Qualified Small Business Lending”.

NOTE 15 – LEASES

The Company has noncancelable operating leases extending to the year 2024 pertaining to bank premises. Some of these leases provide for the payment of property taxes and insurance and contain various renewal options. These renewal options are at substantially the same basis as current rental terms. The exercise of these options is dependent on future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are not exercised.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

2014	$1,416
2015	1,438
2016	1,206
2017	613
2018	639
2019 and thereafter	2,620
Total	$7,932

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $1.3 million, $1.1 million and $625 thousand, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of these commitments is immaterial at December 31, 2013 and 2012.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2013 is as follows:

Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$279,476
Standby letters of credit	3,583
Commercial letters of credit	1,869

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

At December 31, 2013, the Company had two loan swaps accounted for as fair value hedges in accordance with ASC 815. The aggregate original notional amount of these loan swaps was $6.2 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(258) thousand and $(453) thousand at December 31, 2013 and December 31, 2012, respectively, and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $175 thousand, $353 thousand, and $372 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Information on the individual loan swaps at December 31, 2013 is as follows:

Original Notional Amount	Current Notional Amount	Termination Date	Fixed Rate	Floating Rate	Floating Rate Payer Spread
$2,555	$2,403	10/10/15	5.50%	USD-LIBOR-BBA	2.88%
3,595	3,223	04/27/17	5.25%	USD-LIBOR-BBA	2.73%
$6,150	$5,626

The Company entered into an interest rate swap agreement during May 2008 with a notional amount of $40.0 million that matured on May 16, 2011. The derivative instrument was used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment. It had been accounted for as a cash flow hedge and the Company recognized no additional gain as a result of this maturity. Changes in fair value of the hedge that were deemed effective were recorded in other comprehensive income net of tax while the ineffective portion of the hedge was recorded in interest income. The Company recorded interest income on the swap of $441 thousand for the year ended December 31, 2011.

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $298 thousand and is included in other assets at December 31, 2013.

The Company entered into three interest rate swap agreements during December 2013 with a total notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk caused by a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $247 thousand and are included in other assets at December 31, 2013.

Information on the individual interest rate swaps at December 31, 2013 is as follows:

Individual Interest Rate Swap Information

Original Notional Amount	Current Notional Amount	Termination Date	Fixed Rate	Floating Rate	Floating Rate Payer Spread
$20,000	$20,000	10/21/21	3.439%	USD-LIBOR-BBA	0.00%
12,500	12,500	12/31/18	1.688%	USD-Federal Funds-H15	0.25%
12,500	12,500	12/31/20	2.341%	USD-Federal Funds-H15	0.25%
25,000	25,000	12/31/20	3.104%	USD-Federal Funds-H15	0.25%
$70,000	$70,000

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included the following as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income	Deferred tax (benefit)	Accumulated other comprehensive income, net of tax

Unrealized gains (losses) on investment securities available for sale	$(8,177)	$3,032	$(5,145)	$5,122	$(1,924)	$3,198

Unrealized gains (losses) on cash flow hedge	545	(202)	343	-	-	-
Total	$(7,632)	$2,830	$(4,802)	$5,122	$(1,924)	$3,198

The following table highlights changes in accumulated other comprehensive income by component for the year ended December 31, 2013 and 2012:

December 31, 2013	Gains (losses) on cash flow hedges	Unrealized gains and losses on available-for- sale securities (1)	Total

Beginning balance	$-	$3,198	$3,198

Other comprehensive income (loss) before reclassifications	343	(8,281)	(7,938)

Amounts reclassified from accumulated other comprehensive income (loss)	-	(62)	(62)

Net current period other comprehensive income (loss)	343	(8,343)	(8,000)

Ending balance	$343	$(5,145)	$(4,802)

(1) All amounts are net of tax.

December 31, 2012	Unrealized gains on available-for-sale securities (1)

Beginning balance	$2,880

Other comprehensive income (loss) before reclassifications	1,278

Amounts reclassified from accumulated other comprehensive income (loss)	(960)

Net current period other comprehensive income (loss)	318

Ending balance	$3,198

(1) All amounts are net of tax.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

December 31, 2013
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented

Unrealized gains on available for sale securities	$(98)	Gain on sale of securities available-for-sale

	36	Income taxes

	$(62)	Net income

December 31, 2012
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented

Unrealized gains on available for sale securities	$(1,478)	Gain on sale of securities available-for-sale

	518	Income taxes

	$(960)	Net income

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities Available-for-sale and Investment Securities Held-to-Maturity - Fair value for investment securities is based on the quoted market price if such information is available. If a quoted market price is not available, fair values are based on quoted market prices of comparable instruments.

Nonmarketable Equity Securities – Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are not readily marketable. The carrying amount is adjusted for any other than temporary declines in value.

Loans Held for Sale - For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans, net of allowance - The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Further adjustments are made to reflect current market conditions. There is no discount for liquidity included in the expected cash flow assumptions.

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

Contingent Payable – The carrying amount is a reasonable estimate of fair value.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31:

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:
Financial assets:
Cash and cash equivalents	$55,067	$55,067	$55,067	$-	$-
Investment securities available-for-sale	349,491	349,491	1,906	347,585	-
Investment securities held-to-maturity	51,972	51,334	-	51,334	-
Nonmarketable equity securities	5,905	5,905	-	5,905	-
Loans held for sale	2,430	2,430	-	2,430	-
Loans, net of allowance	1,286,977	1,267,349	-	5,884	1,261,465
FDIC indemnification asset	10,025	10,025	-	-	10,025
Interest rate swaps	545	545	-	545	-
Accrued interest receivable	4,222	4,222	-	4,222	-

Financial liabilities:
Deposits with no stated maturity	1,055,457	1,055,457	-	1,055,457	-
Deposits with stated maturities	544,428	545,111	-	545,111	-
Swap fair value hedge	258	258	-	258	-
Borrowings	78,048	77,899	-	77,899	-
Accrued interest payable	412	412	-	412	-

December 31, 2012:
Financial assets:
Cash and cash equivalents	$184,142	$184,142	$184,142	$-	$-
Investment securities	245,571	245,571	-	245,156	415
Nonmarketable equity securities	7,422	7,422	-	7,422	-
Loans held for sale	14,147	14,147	-	14,147	-
Loans, net of allowance	1,346,116	1,332,683	-	11,390	1,321,293
FDIC indemnification asset	18,697	18,697	-	-	18,697
Accrued interest receivable	3,821	3,821	-	-	3,821

Financial liabilities:
Deposits with no stated maturity	1,002,258	1,002,258	-	1,002,258	-
Deposits with stated maturities	629,746	631,289	-	631,289	-
Swap fair value hedge	453	453	-	453	-
Borrowings	101,716	101,307	-	101,307	-
Contingent payable	3,003	3,003	-	3,003	-
Accrued interest payable	516	516	-	516	-

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities - Investment securities available-for-sale are recorded at fair value on a recurring basis. Investment securities held-to-maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, United States Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities (“MBS”) issued by government-sponsored entities or private label entities, municipal bonds and corporate debt securities that are valued using quoted prices for similar instruments in active markets. Securities classified as Level 3 include a corporate debt security in a less liquid market whose value is determined by reference to the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Derivative Instruments - Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of December 31, 2013, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges, and as of December 31, 2012, the Company’s derivative instruments consist of swap fair value hedges.

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

At December 31, 2013 and 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company recorded the two loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

Other real estate owned - OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is measured due to further deterioration in the value of the OREO since initial recognition, the Company records the foreclosed asset as nonrecurring Level 3.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2013 and 2012:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value

2013 recurring
U.S. Government agencies	$-	$558	$-	$558
Municipal securities	-	16,506	-	16,506
Residential agency pass-through securities	-	90,248	-	90,248
Residential collateralized mortgage obligations	-	103,349	-	103,349
Commercial mortgage-backed obligations	-	61,402	-	61,402
Asset-backed securities	-	71,077	-	71,077
Corporate and other securities	-	4,445	-	4,445
All other equity securities	1,906	-	-	1,906
Interest rate swaps	-	545	-	545
Fair value loans	-	5,884	-	5,884
Swap fair value hedge	-	(258)	-	(258)

2012 recurring
U.S. Government agencies	$-	$583	$-	$583
Municipal securities	-	17,958	-	17,958
Residential agency pass-through securities	-	138,205	-	138,205
Residential collateralized mortgage obligations	-	56,752	-	56,752
Commercial mortgage-backed obligations	-	20,936	-	20,936
Asset-backed securities	-	10,722	-	10,722
Corporate and other securities	-	-	415	415
Fair value loans	-	11,390	-	11,390
Swap fair value hedge	-	(453)	-	(453)

At December 31, 2013, the Company transferred its corporate debt security investment from Level 3 to Level 2. In December 2013, the Company received notice that this corporate debt security would be satisfied at its book value in January 2014. The full book value of this security was received on January 31, 2014. At December 31, 2012, the valuation of the corporate debt security was performed using a discounted cash flow method at a rate of 10.25%. Valuation techniques are consistent with techniques used in prior periods. The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

Debt Securities

Fair value, January 1, 2012	$405
Change in unrealized loss recognized in other comprehensive income	10
Fair value, December 31, 2012	$415
Transfer out of level 3	(415)
Fair value, December 31, 2013	$-

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at December 31, 2013 and 2012:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value

December 31, 2013
OREO	$-	$-	$9,085	$9,085
Impaired loans:
Commercial and industrial	-	-	69	69
CRE - owner-occupied	-	-	73	73
CRE - investor income producing	-	-	2,659	2,659
Other commercial	-	-	93	93
Residential mortgage	-	-	510	510
HELOC	-	-	184	184
Residential construction	-	-	34	34
Other loans to individuals	-	-	1	1

December 31, 2012
OREO	$-	$-	$25,073	$25,073
Impaired loans:
Commercial and industrial	-	-	115	115
Residential mortgage	-	-	962	962
Home equity lines of credit	-	-	155	155

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

	December 31,
	2013	2012

OREO	$(1,394)	$(2,421)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2013.

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Weighted Average Discount

OREO	$9,085	Appraisals	Discount to reflect current market conditions	0%	-	55%	24.21%

Impaired loans	38	Discounted cash flows	Percent of total contractual cash flows not expected to be collected	0%	-	50%	9.77%

	778	Probability of default model	Discount to reflect probability and loss given default	0%	-	100%	15.11%

	2,807	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%	18.58%

	$12,708

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is incurred in earnings. During the year ended December 31, 2013, OREO with a carrying value of $5.6 million was written down by $1.4 million to $4.2 million. During the year ended December 31, 2012, OREO with a carrying value of $10.2 million was written down by $2.4 million to $7.8 million.

Other than the corporate debt security discussed above, there were no transfers between valuation levels for any accounts for the years ended December 31, 2013 and 2012. If different valuation techniques are deemed necessary, the transfers will be considered to occur at the end of the period that the accounts are valued.

NOTE 20 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Employment Contracts - Employment agreements are used to ensure a stable and competent management base. The Company’s Chief Executive Officer, Chief Financial Officer, President, and Chief Risk Officer are each subject to an employment agreement. Each executive’s agreement is for an initial term of three years and is subject to automatic one-year renewals on the third anniversary of its initial effective date and each successive anniversary unless either party provides timely notice of non-renewal. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

During 2011, the Company purchased Bank-Owned Life Insurance (“BOLI”) policies on certain key officers of the Company, including the executive officers at that time. Earnings on such policies will be used to offset employee benefit expenses. The Company is the sole owner of the policies and has the right to exercise all incidents of ownership. Under separate agreements with each insured party, the insured party has the right to designate a beneficiary for up to a $100,000 death benefit. The full death benefit for each policy reverts to the Company should the insured party cease to be employed by the Company. The insured party has no right to sell, surrender or transfer ownership of the policy at any time, and has no right to designate a beneficiary upon termination of employment, whether by voluntary or involuntary means, and including retirement. The Company acquired $18.8 million in BOLI through the merger with Citizens South in 2012, and $12.9 million in BOLI through the merger with Community Capital in 2011. Cash values at December 31, 2013, 2012 and 2011 were $42.2 million, $40.7 million and $21.0 million, respectively. Subsequent to December 31, 2013, the Company received approximately $650 thousand in death benefit proceeds from two policies.

The Company has several nonqualified deferred compensation and supplemental retirement plans that were acquired through the Community Capital and Citizens South mergers that provide certain employees, former employees and former directors who were previously officers or directors of Community Capital or Citizens South with salary continuation benefits upon retirement.   These plans also provide for benefits in the event of early retirement, death or substantial change in control of the Company.  The expense associated with these plans was $460 thousand and $175 thousand for the years ended December 31, 2013 and 2012, respectively.   In connection with, but not directly related to, the deferred compensation and supplemental retirement plan acquired from Community Capital, life insurance contracts were purchased on the employees covered in the plan.  The Company is the sole owner of the policies and has the right to exercise all incidents of ownership.  The Company is the direct beneficiary of an amount of death proceeds equal to the greater of (a) the cash surrender value of the policy, (b) the aggregate premiums paid on the policy by the Company less any outstanding indebtedness to the insurer, or (c) the total death proceeds less the split dollar amount.  The split dollar amount is 50 percent of the difference between the total policy death proceeds and the policy cash surrender value at the date of the employee’s death.   Cash values at December 31, 2013 and 2012 totaled $5.7 million and $5.4 million, respectively.

During 2013, the Company implemented a deferred compensation plan whereby certain employees were given the option to defer compensation until retirement or separation of employment. Interest is accrued on the balances at a rate of 3.25%. The expense associated with this plan was $5 thousand for the year ended December 31, 2013. The total liability accrued for all deferred compensation and supplemental retirement plans was $10.4 million and $9.8 million at December 31, 2013 and 2012, respectively.

Retirement Savings - The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees subject to certain minimum age and service requirements. Under this plan, the Company matches 100% of employee contributions to a maximum of 3% of annual compensation and 50% of employee contributions greater than 3% to a maximum of 6% of annual compensation, up to an annual compensation generally equal to the Internal Revenue Service’s compensation threshold in effect from time to time. At December 31, 2013 and 2012, the Company’s profit sharing and 401(k) plan owned 141,760, and 182,219 shares, respectively, of the Company’s Common Stock as a result of an investment election allowed under the Community Capital 401(k) savings plan, which has been merged into the Company’s plan. The Company no longer offers the Company’s Common Stock as an investment option in its 401(k) plan. The estimated value of the shares held at December 31, 2013 and 2012 was $1.0 million and $953 thousand, respectively.

The Company’s contribution expense under the profit sharing and 401(k) plan was $912 thousand, $685 thousand and $258 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees ( the “LTIP”), which was effective upon the holding company reorganization and replaced the 2010 Plans. The LTIP provides for an aggregate of 1,016,400 of shares of Common Stock reserved for issuance to employees and directors in connection with stock options, restricted stock awards, and other stock-based awards. At December 31, 2013, there were options to purchase 1,974,596 shares of Common Stock outstanding and 84,993 shares remaining available for future grants under the LTIP.

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

Under the 2008 Citizens South Plan, the Company may grant future non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger. Stock options and SARS are evidenced by an award agreement that specifies, as applicable, the number of shares, date of grant, exercise price, vesting period and expiration date, and other information. Awards under the 2008 Citizens South Plan have an exercise price at least equal to the fair market value of the Common Stock on the grant date, cannot be exercised more than 10 years after the grant date and generally expire or are forfeited upon termination of employment prior to the end of the award term, except in limited circumstances such as death, disability, retirement or change in control. No awards may be granted under the 2008 Citizens South Plan after May 2018. At December 31, 2013, there were options to purchase 250,955 shares of Common Stock outstanding and 111,353 shares remaining available for future grants under the 2008 Citizens South Plan.

The 2003 Citizens South Plan and the 1999 Citizens South Plan are no longer active plans and no future awards can be granted thereunder. At December 31, 2013, there were options to purchase 737,133 shares of Common Stock outstanding under the 2003 Citizens South Plan, and there were options to purchase 2,190 shares of Common Stock outstanding under the 1999 Citizens South Plan.

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at December 31, 2013 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.35. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules which are generally three years. All unexercised options expire ten years after the date of the grant.

As contemplated during the Public Offering, in 2011 the Company awarded certain stock price performance-based restricted shares to officers and directors following the holding company reorganization. During 2013, 13,860 stock price performance-based restricted shares forfeited, and there were 554,400 stock price performance-based restricted shares outstanding at December 31, 2013. These 554,400 shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share calculations until they vest (and thereby have economic rights).

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

At December 31, 2010	2,323,632	$7.83	8.50	$-	-	$-	$-
Options Granted	131,840	5.29	-	-	-	-	-
Restricted Shares Granted	-	-	-	-	568,260	3.91	2,318,501
Expired and forfeited	(310,283)	8.22	-	-	-	-	-

At December 31, 2011	2,145,189	$7.62	7.67	$-	568,260	$3.91	$2,318,501
Options acquired through merger	990,278	8.33	-	-	-	-	-
Options Granted	15,000	4.65	-	-	-	-	-
Restricted Shares Granted	-	-	-	-	78,000	4.75	407,940
Expired and forfeited	(30,775)	7.94	-	-	-	-	-
Change in intrinsic value of performance grants	-	-	-	-	-	-	653,499

At December 31, 2012	3,119,692	$7.84	5.27	$-	646,260	$4.01	3,379,940
Options Granted	-	-	-	-	-	-	-
Restricted Shares Granted	-	-	-		174,000	5.70	1,242,360
Options Exercised	(60,942)	5.09	-	-	-	-	-
Expired and forfeited	(833,199)	9.34			(23,860)	4.59	170,360
Change in intrinsic value of performance grants	-	-	-	-	-	-	522,348

At December 31, 2013	2,225,551	$7.35	5.65	$1,471,095	796,400	$4.35	5,315,008

Exercisable at December 31, 2013	2,175,004	$7.40	5.60

A summary of non-vested stock option and restricted share activity is as follows:

	Stock Options		Restricted Shares
	Non-vested Options	Weighted Average Grant Date Fair Value	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

At December 31, 2010	1,537,730	$2.63	-	$-
Granted	131,840	2.37	568,260	3.91
Vested	(321,516)	2.62	-	-
Forfeited	(310,283)	3.13	-	-
At December 31, 2011	1,037,771	$2.59	568,260	$3.91
Granted	1,005,278	0.31	78,000	4.75
Vested	(1,462,082)	1.03	-	-
Forfeited	(30,775)	2.98	-	-
At December 31, 2012	550,192	$2.56	646,260	$4.01
Granted	-	-	174,000	5.70
Exercised	(60,942)	5.09	-	-
Vested	393,396	7.82	(26,001)	4.75
Forfeited	(833,199)	9.34	(23,860)	4.59
At December 31, 2013	49,447	$5.19	770,399	$4.35

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

There were no stock options granted during 2013. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The average fair value per share of options granted in 2012 and 2011 was $1.60 and $2.37, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values

	2012			2011
Weighted-average volatility		35.58%		38.60%
Expected dividend yield		0%		0%
Risk-free interest rate		0.63%		2.61%
Expected life (years)	0	-	7	7

The fair value of options vested was $1.3 million, $1.6 million and $ 1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recognized compensation expense for share based compensation plans of $1.8 million, $2.0 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, unrecognized compensation expense related to non-vested stock options of $35 thousand was expected to be recognized over a weighted-average period of 0.46 years and unrecognized compensation expense related to restricted shares of $1.2 million was expected to be recognized over a weighted-average period of 0.87 years. At December 31, 2012, unrecognized compensation expense related to non-vested stock options of $881 thousand was expected to be recognized over a weighted-average period of 0.70 years and unrecognized compensation expense related to restricted shares of $1.3 million was expected to be recognized over a weighted average period of 1.68 years.

NOTE 21 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

A summary of selected quarterly financial information for 2013 and 2012 follows:

	2013 Quarter Ended (unaudited)				2012 Quarter Ended (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Total interest income	$19,602	$19,736	$20,144	$19,323	$21,477	$11,431	$11,641	$13,397
Total interest expense	1,900	1,422	1,473	1,587	1,890	1,460	1,542	1,678
Net interest income	17,702	18,314	18,671	17,736	19,587	9,971	10,099	11,719
Provision for loan losses	781	(419)	75	309	994	7	899	123
Net interest income after provision	16,921	18,733	18,596	17,427	18,593	9,964	9,200	11,596
Noninterest income	4,155	3,257	4,106	3,568	3,507	3,318	2,592	1,955
Noninterest expense	15,476	15,670	16,922	16,031	20,007	12,203	10,863	11,003
Income before taxes	5,600	6,320	5,780	4,964	2,093	1,079	929	2,548
Income tax expense	1,561	2,106	1,968	1,724	771	459	251	825
Preferred dividends	-	-	302	51	51	-	-	-
Net income	$4,039	$4,214	$3,510	$3,189	$1,271	$620	$678	$1,723

Basic earnings per common share	$0.09	$0.10	$0.08	$0.07	$0.03	$0.02	$0.02	$0.05
Diluted earnings per common share	$0.09	$0.10	$0.08	$0.07	$0.03	$0.02	$0.02	$0.05

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 22 – PARK STERLING CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Park Sterling Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

Cash and due from banks	$8,417	$8,978
Investment securities available-for-sale, at fair value	16,354	17,413
Investment in banking subsidiary	254,036	266,034
Nonmarketable equity securities	774	823
Premises and equipment, net	13	16
Other assets	454	300
Total assets	$280,048	$293,564

LIABILITIES AND SHAREHOLDERS' EQUITY

Subordinated debt	$15,157	$14,678
Accrued interest payable	39	39
Accrued expenses and other liabilities	2,769	3,145
Total liabilities	17,965	17,862

Shareholders' equity:
Preferred Stock	-	20,500
Common Stock	44,731	44,576
Additional paid-in capital	222,559	220,996
Accumulated deficit	(405)	(13,568)
Accumulated other comprehensive income (loss)	(4,802)	3,198
Total shareholders' equity	262,083	275,702
Total liabilities and shareholders' equity	$280,048	$293,564

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Condensed Statements of Income (Loss)

	December 31, 2013	December 31, 2012

Income
Other interest income	$756	$1,432
Gain (loss) on sale of securities available-for-sale	(41)	989
Other income	-	100
Total income	715	2,521

Expense
Interest expense	958	761
Other operating expense	557	1,030
Total noninterest expense	1,515	1,791

Income (loss) before income taxes and equity in undistributed (earnings) losses of subsidiary	(800)	730
Income tax expense (benefit)	-	-

Net income (loss) before equity in undistributed earnings of subsidiary	(800)	730

Preferred dividends	353	51

Equity in undistributed earnings of subsidiary	16,105	3,613
Net income to common shareholders	$14,952	$4,292

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Condensed Statements of Cash Flow

	December 31, 2013	December 31, 2012

Cash flows from operating activities
Net income	$15,305	$4,343
Adjustments to reconcile net income (loss) to net cash provided (used for) by operating activities:
Equity in undistributed (earnings) loss in banking subsidiary	(16,105)	(3,613)
Amortization of investment securities available-for-sale	14	499
Other depreciation and amortization, net	482	444
Net (gains) losses on sales of investment securities available-for-sale	41	(989)
Change in assets and liabilities:
(Increase) decrease in other assets	(118)	669
Decrease in accrued interest payable	-	(1,272)
Decrease in other liabilities	(22)	(19)
Net cash provided by (used for) operating activities	(403)	62

Cash flows from investing activities
Proceeds from maturities and call of investment securities available-for-sale	-	30,607
Proceeds from sales of nonmarketable equity securities	8	17
Acquisition of Community Capital and Citizens South	-	(24,283)
Net cash provided by investing activities	8	6,341

Cash flows from financing activities
Purchase of common stock	(366)	(15)
Proceeds from exercise of stock options	308	-
Investment in banking subsidiary	245	(5,000)
Dividends on preferred stock	(353)	(51)
Dividends on common stock	(1,789)	-
Redemption of preferred stock	(20,500)	-
Dividend from banking subsidiary	22,289	-
Net cash used for financing activities	(166)	(5,066)

Net increase (decrease) in cash and cash equivalents	(561)	1,337

Cash and cash equivalents, beginning	8,978	7,641
Cash and cash equivalents, ending	$8,417	$8,978

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$(8,343)	$318
Change in unrealized gain on cash flow hedge, het of tax	343	-
Transfer from investment securities to investment in subsidiary	-	6,541

NOTE 23 – SUBSEQUENT EVENTS

 On March 4, 2014, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Provident Community Bancshares, Inc. ("Provident Community"), a bank holding company headquartered in Rock Hill, South Carolina. Provident Community Bank, N.A. is the wholly-owned bank subsidiary of Provident Community. Provident Community reported $323 million in total assets, $117 million in loans and $263 million in deposits, based on December 31, 2013 unaudited balances. Provident Community has a total of nine branches that serve individuals and businesses throughout Rock Hill, Greenville, Spartanburg and Columbia, South Carolina. Pursuant to the terms of the Agreement, Provident Community will merge with and into the Company, with the Company as the surviving entity in the merger. In addition, Provident Community Bank, N.A. is expected to merge with and into the Bank, with the Bank as the surviving entity.

Under the terms of Agreement, the merger consideration will consist of approximately $1.4 million in cash to Provident Community common stockholders and approximately $5.1 million in cash to the Treasury, which holds all of Provident Community’s Series A Preferred Stock. The transaction is subject to regulatory approvals and the affirmative vote of Provident Community’s shareholders. The transaction is expected to close during the second quarter of 2014.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm. Their report, which appears below, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Park Sterling Corporation

We have audited Park Sterling Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Park Sterling Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Park Sterling Corporation as of and for the year ended December 31, 2013, and our report dated March 6, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

March 6, 2014

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following persons currently serve as members of the Company’s Board of Directors:

Walter C. Ayers, Sr.

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

Retired Senior Vice President in charge of Charlotte office, Federal Reserve Bank of Richmond.

Kim S. Price

Vice-Chairman of the Board, Park Sterling Corporation and Park Sterling Bank.

Former President and CEO of Citizens South Banking Corporation.

Ben R. Rudisill, II

President, Rudisill Enterprises, Inc.

Biographical information for each member of the Board of Directors can be found in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders scheduled to be held on May 22, 2014 (the “2014 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by reference.

Executive Officers

The following persons have been designated as the Company’s executive officers:

James C. Cherry. Mr. Cherry, age 63, has served as Chief Executive Officer of the Company since its formation and of the Bank since its Public Offering. He retired as the Chief Executive Officer for the Mid-Atlantic Banking Region at Wachovia Corporation in 2006, and previously served as President of Virginia Banking, Head of Trust and Investment Management, and in various positions in North Carolina banking including Regional Executive, Area Executive, City Executive, Corporation Banking and Loan Administration Manager, and Retail Banking Branch Manager for Wachovia. Mr. Cherry was formerly Chairman of the Virginia Bankers Association. He is currently a director of Armada Hoffler Properties, Inc., a Virginia-based real estate company, a trustee of the Virginia Museum of Fine Arts and a director of Sigma Nu Educational Foundation, Inc. Mr. Cherry’s extensive experience in commercial and retail banking operations, credit administration, product management and merger integration at Wachovia, which was focused in the Carolinas and Virginia, provides the Board of Directors with significant expertise important to the oversight of the Company and expansion into its target markets. Mr. Cherry has over 30 years of banking experience.

Bryan F. Kennedy III. Mr. Kennedy, age 56, has been President of the Company since its formation and President of the Bank since its Public Offering. Prior to the Bank’s Public Offering, he served as President and Chief Executive Officer of the Bank since its formation in October 2006. Prior to helping organize the Bank in 2006, he served in various roles at Regions Bank, including President-North Carolina from November 2004 to January 2006, President-Charlotte from January 2003 to November 2004, and Executive Vice President from November 2001 to January 2003. From June 1991 to November 2001 he served initially as Senior Vice President and then as Executive Vice President of Park Meridian Bank, which was acquired by Regions Financial Corporation in November 2001. Mr. Kennedy serves on the Board of Directors of Cato Corporation, a publicly traded company. Mr. Kennedy has over 30 years of banking experience.

David L. Gaines. Mr. Gaines, age 54, has been Executive Vice President and Chief Financial Officer of the Company since its formation and Executive Vice President and Chief Financial Officer of the Bank since its Public Offering. He was the deputy and then Chief Risk Officer for Corporate and Investment Banking at Wachovia Corporation from September 2001 to November 2006. Prior to that, he was Senior Vice President and Comptroller of Wachovia Corporation from July 2000 to September 2001. Other Wachovia experiences include the coordination of the Merger Integration Project Office for the Wachovia-First Union merger, leadership of Risk Management for Wachovia Capital Markets and United States Corporate Banking and various geographically-based relationship management positions. Mr. Gaines has over 25 years of banking experience.

Nancy J. Foster. Ms. Foster, age 52, has been Executive Vice President and Chief Risk Officer of the Company and the Bank since November 2010. Prior to joining the Bank, she was first Executive Vice President and Chief Credit Officer and then Executive Vice President and Chief Risk & Credit Officer of CIT Group from January 2007 to December 2009. She was Group Senior Vice President, Specialized Lending at LaSalle Bank/ABNAmro from March 2005 to January 2007, Group Senior Vice President, Credit Policy and Portfolio Management from August 2001 to March 2005, Group Senior Vice President and Chief Credit Officer, Asset Based Lending and Metropolitan Commercial Banking from 1999 to 2001, and Executive Vice President and Chief Credit Officer, Community Banks from 1993 to 1999. Ms. Foster previously held various lending and managerial roles in Middle Market Banking at LaSalle Bank. Ms. Foster has over 25 years of banking experience.

Mark S. Ladnier. Mr. Ladnier, age 55, has been Group Senior Vice President and Head of Operations and Information Technology since January 2014. Prior to joining the Bank, he was Senior Vice President and Southeast Market Leader for Premier Alliance, a professional services practice, from November 2012 to December 2013. Mr. Ladnier previously served as Executive Vice President and Chief Information Officer for Real Estate Lending at Wells Fargo Bank, N.A., from January 2009 to September 2011 and in a number of leadership roles at its predecessor company, Wachovia Bank, N.A., including Senior Vice President and Chief Information Officer for Lending Technology, Senior Vice President and Basel Program Director, and Senior Vice President and eCommerce Program Director, from January 1987 to December 2008. Mr. Ladnier has over 25 years of banking experience.

Code of Ethics

The Company has adopted a written Code of Ethics for Senior Financial Officers (the “Senior Code of Ethics”) that applies to the Company’s Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), Chief Accounting Officer (the principal accounting officer), and Controller. The Company has also adopted a Code of Ethics (the “Code of Ethics”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. The Senior Code of Ethics and Code of Ethics are available on the Company’s website at www.parksterlingbank.com and print copies are available to any shareholder that requests a copy. Any amendments to the Senior Code of Ethics or Code of Ethics, or waivers of these policies, to the extent applicable to the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, will be disclosed on the Company’s website promptly following the date of such amendment or waiver, as applicable.

Additional Information

The additional information required by this Item 10 appears under the captions “Election of Directors – Committees of the Board of Directors – Audit Committee,” “Corporate Governance Matters – Audit Committee Financial Expert”, “—Process for Nominating Potential Director Candidates” and “—Code of Ethics,” and “Section 16(a)  Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, which sections are incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 appears under the captions “Election of Directors – Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation and Development Committee Interlocks and Insider Participation” and “Compensation and Development Committee Report on Executive Compensation” in the 2014 Proxy Statement, which sections are incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management appears under the caption “Beneficial Ownership of Common Stock” in the 2014 Proxy Statement, which section is incorporated herein by reference. The following table sets forth summary information regarding the Company’s equity compensation plans as of December 31, 2013:

	(a)	(b)	(c)
Plan category (1)	Number of securities to be issued upon exercise of outstanding options	Weighted -average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders	2,034,556	$7.56	84,993

Equity compensation plans not approved by our shareholders (2)	189,731	5.19	111,353
Total	2,224,287	$7.84	196,346

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

(2) In connection with the Citizens South acquisition, the Company assumed and retained the ability to issue awards in accordance with applicable NASDAQ listing standards under the following plans, which were not approved by the Company’s shareholders but were previously approved by Citizens South’s stockholders prior to the acquisition: the Citizens South Banking Corporation 2003 Stock Option Plan (renamed the Park Sterling Corporation 2003 Stock Option Plan (“2003 Citizens South Plan”)) and the Citizens South Banking Corporation 2008 Equity Incentive Plan (renamed the Park Sterling Corporation 2008 Equity Incentive Plan (“2008 Citizens South Plan”)). The 2003 Citizens South Plan expired by its terms in May 2013.

A description of the Company’s equity compensation plans, including the material features of the 2008 Citizens South Plan, is presented in Note 20 – Employee and Director Benefit Plans to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 appears under the captions “Election of Directors – Committees of the Board of Directors”, “Corporate Governance – Director Independence” and “Transactions with Related Persons and Certain Control Persons” in the 2014 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 appears under the captions “Ratification of the Independent Registered Public Accounting Firm—Fees” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the 2014 Proxy Statement, which sections are incorporated herein by reference.

With the exception of the information expressly incorporated herein by reference, the 2014 Proxy Statement shall not be deemed filed as part of this report.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income (Loss)

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Schedules : None
(c)	Exhibits: The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K are filed herewith or have been previously filed and are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK STERLING CORPORATION

March 6, 2014	By:	/s/ JAMES C. CHERRY
James C. Cherry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 6, 2014.

/S/ JAMES C. CHERRY	March 6, 2014
James C. Cherry Chief Executive Officer and Director (Principal Executive Officer)

/S/ DAVID L. GAINES	March 6, 2014
David L. Gaines Chief Financial Officer (Principal Financial Officer)

/S/ SUSAN D. SABO	March 6, 2014
Susan D. Sabo Chief Accounting Officer (Principal Accounting Officer)

/S/ WALTER C. AYERS	March 6, 2014
Walter C. Ayers Director

/S/ LESLIE M. BAKER JR.	March 6, 2014
Leslie M. Baker Jr. Chairman of the Board

/S / LARRY W. CARROLL	March 6, 2014
Larry W. Carroll Director

/S / JEAN E. DAVIS	March 6, 2014
Jean E. Davis Director

/S / PATRICIA C. HARTUNG	March 6, 2014
Patricia C. Hartung Director

/S/ THOMAS B. HENSON	March 6, 2014
Thomas B. Henson Director

/S / JEFFREY S. KANE	March 6, 2014
Jeffrey S. Kane Director

/S / KIM S. PRICE	March 6, 2014
Kim S. Price Director

/S / BEN R. RUDISILL, II	March 6, 2014
Ben R. Rudisill, II Director

Exhibit Index

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated March 31, 2011 by and between Park Sterling Corporation and Community Capital Corporation, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed April 5, 2011

2.2

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

10.1

Employment Agreement by and between James C. Cherry and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.2

Employment Agreement by and between Bryan F. Kennedy III and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.3

Employment Agreement by and between David L. Gaines and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.4

Employment Agreement by and between Nancy J. Foster and the Bank effective November 15, 2010, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011.*

10.5

Park Sterling Bank 2006 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.6

Park Sterling Bank 2006 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.7

Park Sterling Bank 2010 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.8

Park Sterling Bank 2010 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.9

Park Sterling Corporation Long-Term Incentive Plan and related form of award agreements incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed  January 13, 2011*

10.10

Form of Non-Employee Director Nonqualified Stock Option Award pursuant to the Park Sterling Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.11

Form of Employee Restricted Stock Award Agreement pursuant to the Park Sterling Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.12

Form of Non-Employee Director Nonqualified Stock Option Award pursuant to the Park Sterling Corporation Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.13

Consulting Agreement between Kim S. Price and the Company, effective October 1, 2012, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013.*

10.14

Noncompetition Agreement by and between Kim S. Price and the Company, dated as of May 13, 2012, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013.*

10.15

Waiver and Settlement Agreement by and between Kim S. Price and the Company, dated as of May 13, 2012, incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013.*

10.16

Amended Deferred Compensation and Income Continuation Agreement between Citizens South Bank and Ben R. Rudisill, II dated March 15, 2004, incorporated by reference to Exhibit 10.23 of Citizen South Banking Corporation’s (“Citizens South”) Annual Report on Form 10-K (File No. 0-23971) filed March 16, 2005, as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.7 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed on November 8, 2008*

10.17

Amended Director Retirement Agreement between Citizens South Bank and Ben R. Rudisill, II dated March 15, 2004, incorporated by reference to Exhibit 10.27 of Citizens South’s Annual Report on Form 10-K (File No. 0-23971) filed March 16, 2005, as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.6 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed on November 8, 2008*

10.18

Purchase and Assumption Agreement – Whole Bank – All Deposits, dated as of April 15, 2011 among Citizens South Bank, the Federal Deposit Insurance Corporation as receiver of New Horizons Bank, East Ellijay, Georgia, and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.1 of Citizens South’s Current Report on Form 8-K (File no. 0-23971) filed on April 19, 2011

10.19

Purchase and Assumption Agreement – Whole Bank – All Deposits, dated as of March 19, 2010 among Citizens South Bank, the Federal Deposit Insurance Corporation as receiver of Bank of Hiawassee, Hiawassee, Georgia, and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.1 of Citizens South’s Current Report on Form 8-K (File no. 0-23971) filed on March 23, 2010

10.20	Park Sterling Bank Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 10, 2013*

10.21

Form of Non-Employee Director Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 10, 2013*

10.22

Form of Employee Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 10, 2013*

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2013, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2013, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement