Form 10-Q
period 2014-03-31
Park Sterling Corp
filed 2014-05-09
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 6, 2014, the registrant had outstanding 44,662,635 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31, 2014	December 31, 2013*

ASSETS

Cash and due from banks	$14,226	$13,087
Interest-earning balances at banks	90,620	41,680
Federal funds sold	-	300
Investment securities available-for-sale, at fair value	340,215	349,491
Investment securities held-to-maturity (fair value of $51,191 and $51,334, respectively)	51,303	51,972
Nonmarketable equity securities	5,242	5,905
Loans held for sale	2,063	2,430
Loans:
Non-covered	1,237,653	1,224,674
Covered	65,173	71,134
Less allowance for loan losses	(9,076)	(8,831)
Net loans	1,293,750	1,286,977

Premises and equipment, net	55,893	55,923
Bank-owned life insurance	47,840	47,832
Deferred tax asset	34,183	36,318
Other real estate owned - noncovered	8,874	9,404
Other real estate owned - covered	6,652	5,088
Goodwill	26,420	26,420
FDIC indemnification asset	9,209	10,025
Core deposit intangible	8,372	8,629
Accrued interest receivable	3,972	4,222
Other assets	6,410	5,087

Total assets	$2,005,244	$1,960,790

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$265,929	$255,861
Interest-bearing	1,371,532	1,344,024
Total deposits	1,637,461	1,599,885

Short-term borrowings	2,287	996
FHLB advances	55,000	55,000
Subordinated debt	22,171	22,052
Accrued interest payable	389	412
Accrued expenses and other liabilities	21,970	20,362
Total liabilities	1,739,278	1,698,707

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 44,726,416 and 44,730,669 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	44,726	44,731
Additional paid-in capital	222,412	222,559
Accumulated earnings (deficit)	2,254	(405)
Accumulated other comprehensive income (loss)	(3,426)	(4,802)
Total shareholders' equity	265,966	262,083

Total liabilities and shareholders' equity	$2,005,244	$1,960,790

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest income
Loans, including fees	$16,926	$18,140
Federal funds sold	-	17
Taxable investment securities	1,971	866
Tax-exempt investment securities	222	190
Nonmarketable equity securities	66	48
Interest on deposits at banks	21	62
Total interest income	19,206	19,323

Interest expense
Money market, NOW and savings deposits	547	407
Time deposits	831	608
Short-term borrowings	-	6
FHLB advances	127	137
Subordinated debt	426	429
Total interest expense	1,931	1,587
Net interest income	17,275	17,736

Provision for loan losses	(17)	309
Net interest income after provision for loan losses	17,292	17,427

Noninterest income
Service charges on deposit accounts	633	764
Income from fiduciary activities	678	598
Commissions and fees from investment brokerage	97	110
Gain on sale of securities available for sale	276	-
ATM and card income	548	488
Mortgage banking income	244	968
Income from bank-owned life insurance	1,120	381
Amortization of indemnification asset	(253)	35
Other noninterest income	143	114
Total noninterest income	3,486	3,458

Noninterest expense
Salaries and employee benefits	9,228	8,778
Occupancy and equipment	2,005	1,908
Advertising and promotion	233	220
Legal and professional fees	661	893
Deposit charges and FDIC insurance	240	487
Data processing and outside service fees	1,346	1,653
Communication fees	436	432
Core deposit intangible amortization	257	257
Net cost (earnings) of operation of other real estate owned	53	(428)
Loan and collection expense	288	326
Postage and supplies	175	329
Other tax expense	69	176
Other noninterest expense	752	890
Total noninterest expense	15,743	15,921

Income before income taxes	5,035	4,964

Income tax expense	1,480	1,724

Net income	3,555	3,240

Preferred dividends	-	51

Net income to common shareholders	$3,555	$3,189

Basic earnings per common share	$0.08	$0.07

Diluted earnings per common share	$0.08	$0.07

Dividends per common share	$0.02	n/a

Weighted-average common shares outstanding
Basic	43,937,034	44,010,890
Diluted	44,264,178	44,069,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$3,555	$3,240

Unrealized holding gains (losses) on available-for-sale securities	3,354	(818)
Income tax effect	(1,228)	386
Reclassification of gains recognized in net income, reported as a gain on sale of securities available for sale on the condensed consolidated statement of income	(276)	-
Income tax effect	104	-
	1,954	(432)

Unrealized holding gain (loss) on swaps	(922)	-
Income tax effect	344	-
	(578)	-

Total other comprehensive income (loss)	1,376	(432)
		.
Total comprehensive income	$4,931	$2,808

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2012	20,500,000	$20,500	44,575,853	$44,576	$220,996	$(13,568)	$3,198	$275,702

Issuance of restricted stock grants	-	-	72,000	72	(72)	-	-	-

Exercise of stock options	-	-	312	-	1	-	-	1

Share-based compensation expense	-	-	-	-	525	-	-	525

Dividends on preferred stock	-	-	-	-	-	(51)	-	(51)

Net income	-	-	-	-	-	3,240	-	3,240

Other comprehensive income (loss)	-	-	-	-	-	-	(432)	(432)

Balance at March 31, 2013	20,500,000	$20,500	44,648,165	$44,648	$221,450	$(10,379)	$2,766	$278,985

Balance at December 31, 2013	-	$-	44,730,669	$44,731	$222,559	$(405)	$(4,802)	$262,083

Issuance of restricted stock grants	-	-	50,000	50	(50)	-	-	-

Exercise of stock options	-	-	15,539	15	43	-	-	58

Share-based compensation expense	-	-	-	-	246	-	-	246

Common stock repurchased	-	-	(69,792)	(70)	(386)	-	-	(456)

Dividends on common stock	-	-	-	-	-	(896)	-	(896)

Net income	-	-	-	-	-	3,555	-	3,555

Other comprehensive income (loss)	-	-	-	-	-	-	1,376	1,376

Balance at March 31, 2014	-	$-	44,726,416	$44,726	$222,412	$2,254	$(3,426)	$265,966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$3,555	$3,240
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion on acquired loans	(2,239)	(1,852)
Net amortization (accretion) on investments	476	(412)
Other depreciation and amortization	2,033	1,736
Provision for loan losses	(17)	309
Share-based compensation expense	246	525
Deferred income taxes	1,355	2,172
Amortization (accretion) of FDIC indemnification asset	253	(35)
Net gains on sales of investment securities available-for-sale	(276)	-
Net gains on sales of loans held for sale	(62)	(612)
Net (gains) losses on sales of fixed assets	1	(16)
Net gains on sales of other real estate owned	(127)	(591)
Writedowns on other real estate owned	146	228
Proceeds from life insurance death benefit	651	-
Income from bank-owned life insurance	(1,120)	(381)
Proceeds from loans held for sale	8,323	30,638
Disbursements for loans held for sale	(7,894)	(27,538)
Change in assets and liabilities:
Decrease (increase) in FDIC indemnification asset	(69)	(23)
Decrease in accrued interest receivable	250	115
(Increase) decrease in other assets	(1,407)	1,154
Decrease in accrued interest payable	(23)	(41)
Increase (decrease) in accrued expenses and other liabilities	1,243	(507)
Net cash provided by operating activities	5,298	8,109

Cash flows from investing activities
Net (increase) decrease in loans	(8,873)	24,740
Purchases of premises and equipment	(909)	(1,125)
Proceeds from sales of premises and equipment	62	50
Purchases of investment securities available-for-sale	-	(66,681)
Proceeds from sales of investment securities available-for-sale	2,396	-
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	9,765	12,773
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	662	-
FDIC (reimbursement) payment of recoverable covered asset losses	632	3,415
Proceeds from sale of other real estate owned	2,494	7,342
Net redemptions of nonmarketable equity securities	663	1,509
Net cash provided (used) by investing activities	6,892	(17,977)

Cash flows from financing activities
Net increase (decrease) in deposits	37,592	(37,183)
Advances (repayments) of long-term borrowings	-	(15,000)
Increase (decrease) in short-term borrowings	1,291	225
Exercise of stock options	58	-
Repurchase of common stock	(456)	-
Dividends on common stock	(896)	-
Dividends on preferred stock	-	(51)
Net cash provided (used) by financing activities	37,589	(52,009)

Net increase (decrease) in cash and cash equivalents	49,779	(61,877)

Cash and cash equivalents, beginning	55,067	184,142

Cash and cash equivalents, ending	$104,846	$122,265

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,954	$1,628
Cash paid for income taxes	129	-

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,954	$(432)
Change in unrealized gain on cash flow hedge, net of tax	(578)	-
Loans transferred to other real estate owned	3,547	3,157

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At March 31, 2014 and December 31, 2013, the Company’s primary operations and business were that of owning the Bank.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes (the “2013 Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2014 (the “2013 Form 10-K”).

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2014 and December 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

Note 2 - Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-04”). ASU 2014-04 amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Accounting Standards Codification (“ASC”) to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 3– Business Combinations and Goodwill

Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

Provident Community Bancshares, Inc.

On May 1, 2014, the Company completed its acquisition of Provident Community Bancshares, Inc. (“Provident Community”) pursuant to the Agreement and Plan of Merger, dated as of March 4, 2014 (the “Agreement”), under which Provident Community, a bank holding company headquartered in Rock Hill, South Carolina, was merged with and into the Company with the Company as the surviving entity. Pursuant to the Agreement, each share of Provident Community common stock was cancelled and converted into the right to receive a cash payment from the Company equal to $0.78 per share, or approximately $1.4 million in the aggregate. In addition, immediately prior to completion of the merger, the Company purchased from the United States Department of the Treasury (“Treasury”) the issued and outstanding shares of Provident Community’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and all of the related warrants to purchase shares of Provident Community’s common stock, for an aggregate purchase price of approximately $5.1 million (representing a 45% discount from face value). Thereafter, pursuant to the Agreement, the Series A Preferred Stock and related warrants were cancelled in connection with the completion of the merger.  Simultaneously with the completion of the merger, Provident Community Bank, N.A. merged into the Bank.

The Provident Community acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. The assets and liabilities of Provident Community will be recorded by the Company at their respective fair values as of May 1, 2014 and the excess of the merger consideration over the fair value of Provident Community’s net assets will be allocated to goodwill. The calculations to determine fair values were incomplete at the time of filing of this Quarterly Report on Form 10-Q.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at March 31, 2014 and December 31, 2013 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Securities available-for-sale:
U.S. Government agencies	$512	$41	$-	$553
Municipal securities	12,116	669	-	12,785
Residential agency pass-through securities	86,278	1,086	(304)	87,060
Residential collateralized mortgage obligations	102,940	292	(1,700)	101,532
Commercial mortgage-backed securities	66,052	-	(3,688)	62,364
Asset-backed securities	72,204	-	(2,082)	70,122
Corporate and other securities	3,961	-	(9)	3,952
Equity securities	1,250	597	-	1,847
Total securities available-for-sale	$345,313	$2,685	$(7,783)	$340,215

Securities held-to-maturity:
Residential agency pass-through securities	$40,498	$70	$-	$40,568
Residential collateralized mortgage obligations	4,910	-	(14)	4,896
Asset-backed securities	5,895	-	(168)	5,727
Total securities held-to-maturity	$51,303	$70	$(182)	$51,191

December 31, 2013
Securities available-for-sale:
U.S. Government agencies	$513	$45	$-	$558
Municipal securities	15,826	680	-	16,506
Residential agency pass-through securities	90,043	741	(536)	90,248
Residential collateralized mortgage obligations	105,667	51	(2,369)	103,349
Commercial mortgage-backed securities	66,396	-	(4,994)	61,402
Asset-backed securities	73,369	1	(2,293)	71,077
Corporate and other securities	4,461	-	(16)	4,445
Equity securities	1,393	513	-	1,906
Total securities available-for-sale	$357,668	$2,031	$(10,208)	$349,491

Securities held-to-maturity:
Residential agency pass-through securities	$41,125	$-	$(392)	$40,733
Residential collateralized mortgage obligations	4,982	-	(74)	4,908
Asset-backed securities	5,865	-	(172)	5,693
Total securities held-to-maturity	$51,972	$-	$(638)	$51,334

At March 31, 2014 and December 31, 2013, investment securities with a fair market value of $123.9 million and $99.5 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At March 31, 2014 and December 31, 2013, commercial MBS include $56.5 million and $55.7 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $5.9 million and $5.7 million, respectively, of private-label securities collateralized by commercial properties.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At both March 31, 2014 and December 31, 2013, asset-backed securities include a $5.7 million security which is approximately 42% collateralized by the Federal family education loan program and approximately 58% collateralized by private student loan program.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

Maturities of Investment Portfolio

	March 31, 2014
	Amortized Cost	Fair Value

Securities available-for-sale:
U.S. Government agencies
Due after one year through five years	$512	$553
Municipal securities
Due under one year	150	151
Due after ten years	11,966	12,634
Residential agency pass-through securities
Due after five years through ten years	19,744	19,870
Due after ten years	66,534	67,190
Residential collateralized mortgage obligations
Due after ten years	102,940	101,532
Commercial mortgage-backed obligations
Due after five years through ten years	66,052	62,364
Asset-backed securities
Due after five years through ten years	3,860	3,786
Due after ten years	68,344	66,336
Corporate and other securities
Due after five years through ten years	3,961	3,952
Equity securities
Due after ten years	1,250	1,847
Total securities available-for-sale	$345,313	$340,215

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$40,498	$40,568
Residential collateralized mortgage obligations
Due after ten years	4,910	4,896
Asset-backed securities
Due after ten years	5,895	5,727
Total securities held-to-maturity	$51,303	$51,191

Securities available-for-sale of $2.4 million were sold in the three months ended March 31, 2014 resulting in a gross gain of $0.3 million. There were no sales of securities during the three months ended March 31, 2013.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at March 31, 2014 and December 31, 2013. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At March 31, 2014, seven securities have been in a continuous loss position for twelve months or more. At December 31, 2013, five securities had been in a continuous loss position for twelve months or more.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The “Volcker Rule” under the Dodd-Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). At March 31, 2014 and December 31, 2013, the Company held four investments in senior tranches of collateralized loan obligations ("CLOs") with a fair value of $23.5 million and $23.4 million, respectively, which are included in asset-backed securities, which could be impacted by the Volcker Rule. The collateral eligibility language in one of the securities, with a fair value of $5.0 million, was amended during the fourth quarter of 2013 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investments in the remaining securities, which had a net unrealized loss of $294,000 at March 31, 2014 and $274,000 at December 31, 2013, are currently prohibited under the Volcker Rule. The Company is awaiting intended document amendment strategies, if any, from the managers on these securities before determining any disposition plans for those investments. Under current Federal regulations, banks have until July 21, 2017 to conform their CLO interests to avoid the trading restrictions under the Volcker Rule. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary-impairment with respect to these securities in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at either March 31, 2014 or December 31, 2013.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Securities available-for-sale:
Residential agency pass-through securities	$21,620	$(304)	$-	$-	$21,620	$(304)
Residential collateralized mortgage obligations	59,692	(1,140)	17,924	(560)	77,616	(1,700)
Commercial mortgage-backed securities	38,441	(1,990)	23,923	(1,698)	62,364	(3,688)
Asset-backed securities	60,280	(2,002)	9,842	(80)	70,122	(2,082)
Corporate and other securities	3,952	(9)	-	-	3,952	(9)

Total temporarily impaired available-for-sale securities	$183,985	$(5,445)	$51,689	$(2,338)	$235,674	$(7,783)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$4,896	$(14)	$-	$-	$4,896	$(14)
Asset-backed securities	5,727	(168)	-	-	5,727	(168)

Total temporarily impaired held-to-maturity securities	$10,623	$(182)	$-	$-	$10,623	$(182)

December 31, 2013
Securities available-for-sale:
Residential agency pass-through securities	$32,674	$(536)	$-	$-	$32,674	$(536)
Residential collateralized mortgage obligations	55,856	(1,687)	18,167	(682)	74,023	(2,369)
Commercial mortgage-backed securities	42,391	(3,247)	19,011	(1,747)	61,402	(4,994)
Asset-backed securities	56,106	(2,236)	4,986	(57)	61,092	(2,293)
Corporate and other securities	3,945	(16)	-	-	3,945	(16)

Total temporarily impaired available-for-sale securities	$190,972	$(7,722)	$42,164	$(2,486)	$233,136	$(10,208)

Securities held-to-maturity:
Residential agency pass-through securities	$40,733	$(392)	$-	$-	$40,733	$(392)
Residential collateralized mortgage obligations	4,908	(74)	-	-	4,908	(74)
Asset-backed securities	5,693	(172)	-	-	5,693	(172)

Total temporarily impaired held-to-maturity securities	$51,334	$(638)	$-	$-	$51,334	$(638)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investments in CSBC Statutory Trust I and Community Capital Corporation Statutory Trust I. These investments totaled $5.2 million at March 31, 2014 and $5.9 million December 31, 2013. Included in these amounts at March 31, 2014 and December 31, 2013 was $4.2 million and $4.9 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of March 31, 2014 and December 31, 2013. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At March 31, 2014 and December 31, 2013, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	March 31, 2014			December 31, 2013
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$5,160	$119,858	$125,018	$5,737	$116,663	$122,400
Commercial real estate (CRE) - owner-occupied	31,959	233,169	265,128	35,760	231,821	267,581
CRE - investor income producing	52,045	357,853	409,898	56,996	325,191	382,187
AC&D - 1-4 family construction	-	19,267	19,267	-	19,959	19,959
AC&D - lots, land & development	20,292	40,185	60,477	22,699	42,890	65,589
AC&D - CRE	118	42,341	42,459	121	56,638	56,759
Other commercial	648	3,926	4,574	137	3,712	3,849
Total commercial loans	110,222	816,599	926,821	121,450	796,874	918,324

Consumer:
Residential mortgage	30,444	141,934	172,378	32,826	140,550	173,376
Home equity lines of credit (HELOC)	1,375	141,748	143,123	1,402	142,352	143,754
Residential construction	6,366	33,432	39,798	6,920	33,901	40,821
Other loans to individuals	1,096	18,569	19,665	1,189	17,606	18,795
Total consumer loans	39,281	335,683	374,964	42,337	334,409	376,746
Total loans	149,503	1,152,282	1,301,785	163,787	1,131,283	1,295,070
Deferred costs	-	1,041	1,041	-	738	738
Total loans, net of deferred costs	$149,503	$1,153,323	$1,302,826	$163,787	$1,132,021	$1,295,808

Included in the March 31, 2014 and December 31, 2013 loan totals are $65.2 million and $71.1 million, respectively, of covered loans pursuant to FDIC loss share agreements. Of these amounts, at March 31, 2014, approximately $62.2 million is included in PCI loans and $3.0 million is included in all other loans. At December 31, 2013, $68.0 million is included in PCI loans and $3.2 million is included in all other loans.

At both March 31, 2014 and December 31, 2013, the Company had sold participations in loans aggregating $3.2 million and $3.3 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

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

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does  for on-balance sheet instruments. Total loans sold with limited recourse in the three months ended March 31, 2014 were $8.3 million. Total loans sold with limited recourse in the three months ended March 31, 2013 were $30.6 million.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At March 31, 2014, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $466.1 million. At December 31, 2013, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $472.4 million.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At March 31, 2014 and December 31, 2013, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended March 31, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,491	$399	$1,797	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471
Provision for loan losses	(87)	30	(50)	-	(85)	(979)	(77)	1	216	413	(12)	14	(616)
Charge-offs	-	-	(273)	-	-	(4)	-	-	(11)	(66)	(7)	(10)	(371)
Recoveries	143	2	76	-	-	812	-	-	10	11	11	4	1,069
Net charge-offs	143	2	(197)	-	-	808	-	-	(1)	(55)	4	(6)	698
Balance, end of period	$1,547	$431	$1,550	-	$754	$1,580	$222	$26	$573	$1,408	$382	$80	$8,553

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$-	$360
PCI Impairment charge-offs	-	-	(5)	-	-	-	-	-	-	(144)	-	-	(149)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	(5)	-	-	-	-	-	-	(144)	-	-	(149)
PCI provision for loan losses	-	-	163	-	-	-	-	-	-	145	1	3	312
Benefit attributable to FDIC loss share agreements	-	-	287	-	-	-	-	-	-	-	-	-	287
Total provision for loan losses charged to operations	-	-	450	-	-	-	-	-	-	145	1	3	599
Provision for loan losses recorded through FDIC loss share receivable	-	-	(287)	-				-	-	-	-	-	(287)
Balance, end of period	$-	$-	$518	$-	$-	$-	$-	$-	$-	$1	$1	$3	$523

Total Allowance for Loan Losses	$1,547	$431	$2,068	$-	$754	$1,580	$222	$26	$573	$1,409	$383	$83	$9,076

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended March 31, 2013
Allowance for Loan Losses:
Balance, beginning of period	$849	$496	$1,102	$4,157	$-	$-	$-	$8	$454	$1,463	$1,046	$49	$9,624
Provision for loan losses	795	(219)	255	(238)	-	-	-	(9)	(122)	35	(649)	25	(127)
Charge-offs	(13)	-	(253)	-	-	-	-	-	(2)	(82)	-	(16)	(366)
Recoveries	45	45	131	299	-	-	-	7	19	24	53	8	631
Net charge-offs	32	45	(122)	299	-	-	-	7	17	(58)	53	(8)	265
Balance, end of period	$1,676	$322	$1,235	$4,218	$-	$-	$-	$6	$349	$1,440	$450	$66	$9,762

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$225	$-	$-	$542	$-	$-	$-	$-	$200	$-	$-	$-	$967
PCI provision for loan losses	(225)	-	16	(143)	-	-	-	386	118	3	245	36	436
PCI impairment charge-off	-	-	(16)	(14)	-	-	-	(386)	-	-	-	-	(416)
Balance, end of period	$-	$-	$-	$385	$-	$-	$-	$-	$318	$3	$245	$36	$987

Total Allowance for Loan Losses	$1,676	$322	$1,235	$4,603	$-	$-	$-	$6	$667	$1,443	$695	$102	$10,749

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at March 31, 2014 and December 31, 2013.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At March 31, 2014
Allowance for Loan Losses:
Individually evaluated for impairment	$24	$24	$12	$-	$16	$8	$-	$19	$208	$397	$5	$-	$713
Collectively evaluated for impairment	1,523	407	1,538	-	738	1,572	222	7	365	1,011	377	80	7,840
	1,547	431	1,550	-	754	1,580	222	26	573	1,408	382	80	8,553
Purchased credit-impaired	-	-	518	-	-	-	-	-	-	1	1	3	523
Total	$1,547	$431	$2,068	$-	$754	$1,580	$222	$26	$573	$1,409	$383	$83	$9,076

Recorded Investment in Loans:
Individually evaluated for impairment	$815	$3,028	$1,019	$-	$95	$1,157	$-	$261	$4,262	$3,011	$51	$56	$13,755
Collectively evaluated for impairment	119,043	230,141	356,834	-	19,172	39,028	42,341	3,665	137,672	138,737	33,381	18,513	1,138,527
	119,858	233,169	357,853	-	19,267	40,185	42,341	3,926	141,934	141,748	33,432	18,569	1,152,282
Purchased credit-impaired	5,160	31,959	52,045	-	-	20,292	118	648	30,444	1,375	6,366	1,096	149,503
Total	$125,018	$265,128	$409,898	$-	$19,267	$60,477	$42,459	$4,574	$172,378	$143,123	$39,798	$19,665	$1,301,785

At December 31, 2013
Allowance for Loan Losses:
Individually evaluated for impairment	$14	$14	$527	$-	$-	$-	$-	$18	$167	$137	$7	$-	$884
Collectively evaluated for impairment	1,477	385	1,270	-	839	1,751	299	7	191	913	383	72	7,587
	1,491	399	1,797	-	839	1,751	299	25	358	1,050	390	72	8,471
Purchased credit-impaired	-	-	360	-	-	-	-	-	-	-	-	-	360
Total	$1,491	$399	$2,157	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,831

Recorded Investment in Loans:
Individually evaluated for impairment	$265	$1,902	$3,216	$-	$-	$1,888	$-	$262	$4,513	$3,014	$66	$60	$15,186
Collectively evaluated for impairment	116,398	229,919	321,975	-	19,959	41,002	56,638	3,450	136,037	139,338	33,835	17,546	1,116,097
	116,663	231,821	325,191	-	19,959	42,890	56,638	3,712	140,550	142,352	33,901	17,606	1,131,283
Purchased credit-impaired	5,737	35,760	56,996	-	-	22,699	121	137	32,826	1,402	6,920	1,189	163,787
Total	$122,400	$267,581	$382,187	$-	$19,959	$65,589	$56,759	$3,849	$173,376	$143,754	$40,821	$18,795	$1,295,070

PARK STERLING CORPORATION\

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company’s loan loss allowance methodology includes four components, as described below:

1)          Specific Reserve Component. Specific reserves represent the current impairment estimate on specific loans, for which it is probable that the Company will be unable to collect all amounts due according to contractual terms based on current information and events. Impairment measurement reflects only a deterioration of credit quality and not changes in market rates that may cause a change in the fair value of the impaired loan. The amount of impairment may be measured in one of three ways, including (i) calculating the present value of expected future cash flows, discounted at the loan’s interest rate implicit in the original document and deducting estimated selling costs, if any; (ii) observing quoted market prices for identical or similar instruments traded in active markets, or employing model-based valuation techniques for which all significant assumptions are observable in the market; and (iii) determining the fair value of collateral, which is utilized for both collateral dependent loans and for loans when foreclosure is probable.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following look back periods were utilized by management in determining the quantitative reserve component at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Look back periods (in calendar quarters)
Commercial:
Commercial and industrial	15	15
CRE - owner-occupied	Minimum	Minimum
CRE - investor income producing	15	15
AC&D - 1-4 family construction	15	15
AC&D - lots, land, & development	15	15
AC&D - CRE	Minimum	Minimum
Other commercial	Minimum	Minimum
Residential mortgage	15	12
HELOC	15	12
Residential construction	13	12
Other loans to individuals	Minimum	Minimum

The changes in the look back periods noted above were made to provide a better estimate of the loss inherent in the portfolio for each loan category and to reflect the availability of loss history. The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the acquired purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. At March 31, 2014 and December 31, 2013, this analysis did not indicate a need for a provision for loan losses for the acquired purchased performing portfolio. The remaining mark on the acquired purchased performing loan portfolio was $4.1 million and $4.5 million at March 31, 2014 and December 31, 2013, respectively.

3)

        Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. The Company focuses directly on five specific environmental factors. These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors. Management believes these refinements simplify application of the qualitative component of the allowance methodology. Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in 5 basis point increments, up or down, with a maximum of 0.50%. Details of the five environmental factors for inclusion in the allowance methodology are as follows:

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

(table amounts in thousands, except share data and per share amounts)

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

This analysis resulted in net impairment for the three months ended March 31, 2014 of $312 thousand. The net impairment of $360 thousand as of December 31, 2013, which impacted a pool comprised of CRE-investor income producing loans was reversed during 2014 as estimated cash flows in those impacted pools improved or projected losses were fully recognized. During the three months ended March 31, 2014, new impairment of $672 thousand was recorded; approximately $523 thousand of this impairment is attributable to covered loans under the FDIC loss share agreements. These covered loan impairments were a function of an increase in expected losses and as a result, the FDIC indemnification asset was increased. See Note 6 – FDIC Loss Share Agreements for further discussion. A full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three months ended March 31, 2014 and 2013.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At March 31, 2014 and December 31, 2013, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of March 31, 2014 and December 31, 2013, by loan class and by credit quality indicator.

	As of March 31, 2014
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$122,427	$256,902	$403,839	$19,172	$56,390	$42,459	$4,313	$905,502
Special mention	1,419	6,115	3,954	-	1,949	-	149	13,586
Classified	1,172	2,111	2,105	95	2,138	-	112	7,733
Total	$125,018	$265,128	$409,898	$19,267	$60,477	$42,459	$4,574	$926,821

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$168,513	$136,558	$38,875	$19,203	$363,149
Special mention	2,053	3,327	708	458	6,546
Classified	1,812	3,238	215	4	5,269
Total	$172,378	$143,123	$39,798	$19,665	$374,964

Total Loans					$1,301,785

	As of December 31, 2013
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$120,037	$260,472	$373,464	$19,959	$60,332	$56,759	$3,587	$894,610
Special mention	1,692	6,126	3,628	-	2,802	-	150	14,398
Classified	671	983	5,095	-	2,455	-	112	9,316
Total	$122,400	$267,581	$382,187	$19,959	$65,589	$56,759	$3,849	$918,324

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$169,519	$137,626	$39,824	$18,301	$365,270
Special mention	1,864	2,893	766	488	6,011
Classified	1,993	3,235	231	6	5,465
Total	$173,376	$143,754	$40,821	$18,795	$376,746

Total Loans					$1,295,070

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of March 31, 2014 and December 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans
As of March 31, 2014
Commercial:
Commercial and industrial	$65	$138	$118	$5,160	$119,537	$125,018
CRE - owner-occupied	-	38	176	31,959	232,955	265,128
CRE - investor income producing	19	12	977	52,045	356,845	409,898
AC&D - 1-4 family construction	-	-	-	-	19,267	19,267
AC&D - lots, land & development	-	-	48	20,292	40,137	60,477
AC&D - CRE	-	-	-	118	42,341	42,459
Other commercial	-	-	112	648	3,814	4,574
Total commercial loans	84	188	1,431	110,222	814,896	926,821

Consumer:
Residential mortgage	31	-	3	30,444	141,900	172,378
HELOC	268	76	1,148	1,375	140,256	143,123
Residential construction	-	454	94	6,366	32,884	39,798
Other loans to individuals	10	40	19	1,096	18,500	19,665
Total consumer loans	309	570	1,264	39,281	333,540	374,964
Total loans	$393	$758	$2,695	$149,503	$1,148,436	$1,301,785

As of December 31, 2013
Commercial:
Commercial and industrial	$96	$52	$149	$5,737	$116,366	$122,400
CRE - owner-occupied	418	-	209	35,760	231,194	267,581
CRE - investor income producing	655	-	3,161	56,996	321,375	382,187
AC&D - 1-4 family construction	-	-	-	-	19,959	19,959
AC&D - lots, land & development	48	-	292	22,699	42,550	65,589
AC&D - CRE	-	-	-	121	56,638	56,759
Other commercial	-	112	-	137	3,600	3,849
Total commercial loans	1,217	164	3,811	121,450	791,682	918,324

Consumer:
Residential mortgage	-	32	1,340	32,826	139,178	173,376
HELOC	248	160	698	1,402	141,246	143,754
Residential construction	25	-	66	6,920	33,810	40,821
Other loans to individuals	14	11	-	1,189	17,581	18,795
Total consumer loans	287	203	2,104	42,337	331,815	376,746
Total loans	$1,504	$367	$5,915	$163,787	$1,123,497	$1,295,070

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company’s quarterly cash flow analyses of PCI loan pools indicated net impairment of $312 thousand during the quarter ended March 31, 2014. The net impairment of $360 thousand as of December 31, 2013, which impacted a single covered pool comprised of CRE-investor income producing loans, was reversed during 2014. The impairment of $672 thousand recognized during the first quarter of 2014 was in a single consumer real estate loan pool. During the first quarter of 2013, the Company’s quarterly cash flow analysis indicated that two of the Company’s PCI loan pools, both real estate pools, had net impairment of $436 thousand. These amounts are not included in the tables below.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$668	$958	$-	$183	$473	$-
CRE - owner-occupied	2,881	3,008	-	1,815	1,955	-
CRE - investor income producing	950	1,710	-	30	47	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	1,109	2,752		1,888	4,475
AC&D - CRE	-	-		-	-
Other commercial	149	165	-	150	167	-
Total commercial loans	5,757	8,593	-	4,066	7,117	-
Consumer:
Residential mortgage	2,700	3,775	-	3,080	3,926	-
HELOC	1,352	1,841	-	2,478	2,855	-
Residential construction	18	39	-	26	39	-
Other loans to individuals	55	55	-	58	62	-
Total consumer loans	4,125	5,710	-	5,642	6,882	-
Total impaired loans with no related allowance recorded	$9,882	$14,303	$-	$9,708	$13,999	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$147	$156	$24	$82	$90	$14
CRE - owner-occupied	147	151	24	87	88	14
CRE - investor income producing	69	75	12	3,186	3,673	527
AC&D - 1-4 family construction	95	94	16	-	-	-
AC&D - lots, land & development	48	49	8	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	112	112	19	112	112	18
Total commercial loans	618	637	103	3,467	3,963	573
Consumer:
Residential mortgage	1,562	1,613	208	1,433	1,485	167
HELOC	1,659	1,713	397	536	587	137
Residential construction	33	36	5	40	42	7
Other loans to individuals	1	8	-	2	4	-
Total consumer loans	3,255	3,370	610	2,011	2,118	311
Total impaired loans with an allowance recorded	$3,873	$4,007	$713	$5,478	$6,081	$884

Total Impaired Loans:
Commercial:
Commercial and industrial	$815	$1,114	$24	$265	$563	$14
CRE - owner-occupied	3,028	3,159	24	1,902	2,043	14
CRE - investor income producing	1,019	1,785	12	3,216	3,720	527
AC&D - 1-4 family construction	95	94	16	-	-	-
AC&D - lots, land & development	1,157	2,801	8	1,888	4,475	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	261	277	19	262	279	18
Total commercial loans	6,375	9,230	103	7,533	11,080	573
Consumer:
Residential mortgage	4,262	5,388	208	4,513	5,411	167
HELOC	3,011	3,554	397	3,014	3,442	137
Residential construction	51	75	5	66	81	7
Other loans to individuals	56	63	-	60	66	-
Total consumer loans	7,380	9,080	610	7,653	9,000	311

Total impaired loans	$13,755	$18,310	$713	$15,186	$20,080	$884

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The average recorded investment and interest income recognized on impaired loans, by class, for the three months ended March 31, 2014 and March 31, 2013 are shown in the table below.

	Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$334	$8	$536	$-
CRE - owner-occupied	2,217	31	1,361	4
CRE - investor income producing	322	10	2,673	-
AC&D	-	-	6,726	18
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land & development	2,229	44	-	-
AC&D - CRE	-	-	-	-
Other commercial	154	4	131	-
Total commercial loans	5,256	97	11,427	22
Consumer:
Residential mortgage	2,778	15	1,341	18
Home equity lines of credit	1,499	6	1,034	-
Residential construction	9	-	78	-
Other loans to individuals	61	1	59	1
Total consumer loans	4,347	22	2,512	19
Total impaired loans with no related allowance recorded	$9,603	$119	$13,939	$41

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$470	$-	$436	$-
CRE - owner-occupied	77	2	12	-
CRE - investor income producing	2,843	-	1,411	36
AC&D	-	-	609	-
AC&D - 1-4 family construction	19	2	-	-
AC&D - lots, land & development	60		-	-
AC&D - CRE	-		-	-
Other commercial	45	-	-	-
Total commercial loans	3,514	4	2,468	36
Consumer:
Residential mortgage	1,352	9	1,134	9
Home equity lines of credit	1,151	2	431	-
Residential construction	30	-	-	-
Other loans to individuals	2	-	-	-
Total consumer loans	2,535	11	1,565	9
Total impaired loans with an allowance recorded	$6,049	$15	$4,033	$45

Total Impaired Loans:
Commercial:
Commercial and industrial	$804	$8	$972	$-
CRE - owner-occupied	2,294	33	1,373	4
CRE - investor income producing	3,165	10	4,084	36
AC&D	-	-	7,335	18
AC&D - 1-4 family construction	19	2	-	-
AC&D - lots, land & development	2,289	44	-	-
AC&D - CRE	-	-	-	-
Other commercial	199	4	131	-
Total commercial loans	8,770	101	13,895	58
Consumer:
Residential mortgage	4,130	24	2,475	27
Home equity lines of credit	2,650	8	1,465	-
Residential construction	39	-	78	-
Other loans to individuals	63	1	59	1
Total consumer loans	6,882	33	4,077	28

Total impaired loans	$15,652	$134	$17,972	$86

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three months ended March 31, 2014 and 2013, the Company recognized $134 thousand and $86 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At March 31, 2014, there was $493 thousand in loans past due 90 days or more and accruing interest. At December 31, 2013, there was $17 thousand in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at March 31, 2014 and December 31, 2013. The recorded investment in nonaccrual loans at March 31, 2014 and December 31, 2013 follows:

	March 31,	December 31,
	2014	2013
Commercial:
Commercial and industrial	$250	$200
CRE - owner-occupied	176	209
CRE - investor income producing	528	3,192
AC&D - 1-4 family construction	-	-
AC&D - lots, land & development	48	292
AC&D - CRE	-	-
Other commercial	112	112
Total commercial loans	1,114	4,005
Consumer:
Residential mortgage	1,645	2,007
HELOC	2,281	2,348
Residential construction	51	66
Other loans to individuals	1	2
Total consumer loans	3,978	4,423
Total nonaccrual loans	$5,092	$8,428

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $180.1 million and $197.0 million and a carrying value of $149.5 million and $163.8 million at March 31, 2014 and December 31, 2013, respectively. PCI loans represented 7.5% and 8.4% of total assets at March 31, 2014 and December 31, 2013, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended March 31,
	2014	2013
Accretable yield, beginning of period	$39,249	$42,734
Interest income	(3,692)	(3,575)
Reclassification of nonaccretable difference due to improvement in expected cash flows	4,504	4,693
Other changes, net	1,023	1,716
Accretable yield, end of period	$41,084	$45,568

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

The Company had allocated $333 thousand and $565 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the Company had 11 TDR loans totaling $5.0 million, of which $1.8 million are nonaccrual loans. As of December 31, 2013, the Company had 11 TDR loans totaling $8.2 million, of which $4.4 million are nonaccrual loans.

For the three months ended March 31, 2014 and 2013, the following tables represent a breakdown of the types of concessions made by loan class.

	Three months ended March 31, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Other Commercial	1	$165	$165
HELOC	2	1,549	1,549
Total	3	$1,714	$1,714

	Three months ended March 31, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
CRE-investor income producing	1	$3,610	$3,610
Residential mortgage	1	43	43
Total	2	$3,653	$3,653

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were no loans that were modified as TDRs within the 12 months ended March 31, 2014 or 2013 and for which there was a payment default during the three months ended March 31, 2014 or 2013.

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended March 31, 2014 and 2013:

	Twelve Months Ended March 31, 2014
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	3	$2,037	-	$-
Extended payment terms	-	-	8	2,954	-	$-
Total	-	$-	11	$4,991	-	$-

	Twelve Months Ended March 31, 2013
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	2	$3,653	-	$-
Total	-	$-	2	$3,653	-	$-

Related Party Loans – From time to time, the Company engages in loan transactions with its directors, executive officers and their related interests (collectively referred to as “related parties”). Such loans are made in the ordinary course of business and on substantially the same terms and collateral as those for comparable arms length transactions prevailing at the time and do not involve more than the normal risk of collectability or present other unfavorable features. A summary of activity in loans to related parties is as follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$17,247	$4,184
Disbursements	62	40
Repayments	(2,408)	(1,565)
Ending balance	$14,901	$2,659

At March 31, 2014 and December 31, 2013, the Company had pre-approved but unused lines of credit totaling $2.7 million and $3.0 million, respectively, to related parties.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 6 – FDIC Loss Share Agreements

In connection with the Citizens South Banking Corporation (“Citizens South”) acquisition, the Bank assumed two purchase and assumption agreements with the Federal Deposit Insurance Corporation (“FDIC”) that cover approximately $65.2 million and $71.1 million of covered loans as of March 31, 2014 and December 31, 2013, respectively, and $6.7 million and $5.1 million of covered other real estate owned (“OREO”) as of March 31, 2014 and December 31, 2013, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. At March 31, 2014 and December 31, 2013, the Bank recorded an estimated receivable from the FDIC in the amount of $6.5 million and $6.6 million, respectively, related to these loss share agreements.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At March 31, 2014 and December 31, 2013, the Bank recorded an estimated receivable from the FDIC in the amount of $2.7 million and $3.4 million, respectively, related to these loss share agreements.

The following table provides changes in the estimated receivable from the FDIC for the three months ended March 31, 2014 and 2013:

	March 31,
	2014	2013

Balance, beginning of period	$10,025	$18,697
Decrease in expected losses on loans	(287)	-
Additional losses to OREO	93	201
Reimbursable expenses (income)	263	(178)
(Amortization) accretion discounts and premiums, net	(253)	35
Reimbursements from the FDIC	(632)	(3,415)
Balance, end of period	$9,209	$15,340

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At March 31, 2014 and December 31, 2013, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $8.1 million and $11.5 million, respectively.

In relation to the FDIC indemnification asset is an expected true-up with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At March 31, 2014 and December 31, 2013, the true-up amount was estimated to be approximately $5.2 million and $5.0 million, respectively, at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 7 – Other Real Estate Owned

The Company owned $15.5 million and $14.5 million in OREO at March 31, 2014 and December 31, 2013, respectively. The portion of OREO covered under the loss share agreements with the FDIC at March 31, 2014 and December 31, 2013 totaled $6.7 million and $5.1 million, respectively.

Transactions in OREO for the three months ended March 31, 2014 and 2013 are summarized below:

The following is a summary of information relating to analysis of OREO at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Non-covered OREO:
CRE - owner-occupied	$524	$591
CRE - investor income producing	2,436	2,933
AC&D - 1-4 family construction	2,707	2,811
AC&D - lots, land, & development	1,373	1,448
Other commercial	257	195
Residential mortgage	864	704
HELOC	115	124
Residential construction	598	598
OREO covered by FDIC loss share agreements	6,652	5,088

	$15,526	$14,492

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of March 31, 2014 and December 31, 2013, the Company had a net DTA in the amount of approximately $34.2 million and $36.3 million, respectively. The decline is a function of first quarter 2014 earnings. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined that as of March 31, 2014 and December 31, 2013 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either March 31, 2014 or December 31, 2013.

Note 9 - Per Share Results

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of shares outstanding during the relevant period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options and restricted shares (non-vested shares), and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company's stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended March 31
	2014	2013

Weighted-average number of common shares outstanding excluding unvested restricted shares	43,937,034	44,010,890

Effect of dilutive stock options and unvested restricted shares	327,144	58,163

Weighted-average number of common shares and dilutive potential common shares outstanding	44,264,178	44,069,053

There were 1,933,224 outstanding options and 718,257 outstanding unvested restricted shares that were anti-dilutive for the three months ended March 31, 2014. There were 249,001 dilutive stock options and 78,142 dilutive unvested restricted shares outstanding for the three months ended March 31, 2014.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were 3,085,827 outstanding options and 693,650 outstanding unvested restricted shares that anti-dilutive for the three-months ended March 31, 2013. There were 33,553 dilutive stock options and 24,610 dilutive unvested restricted shares outstanding for the three months ended March 31, 2013.

At March 31, 2014, 554,400 of the outstanding restricted shares had performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.

Note 10 – Preferred Stock

In connection with the Citizens South acquisition, the Company issued 20,500 shares of its Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) upon conversion of Citizens South’s preferred stock that previously was issued to the Treasury pursuant to a Securities Purchase Agreement between Citizens South and the Treasury in connection with Citizens South’s participation in the Small Business Lending Fund (“SBLF”) program. On September 30, 2013, the Company fully redeemed the 20,500 shares of the Series C Preferred Stock and exited the SBLF program. The Series C Preferred Stock, which had a liquidation value of $1,000 per share, was entitled to receive noncumulative dividends, payable quarterly, at a rate determined by reference to the level of “Qualified Small Business Lending”.

Note 11 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At March 31, 2014, we had $328.6 million of pre-approved but unused lines of credit, $4.4 million of standby letters of credit and $3.4 million of commercial letters of credit. At December 31, 2013, we had $279.5 million of pre-approved but unused lines of credit, $3.6 million of standby letters of credit and $1.9 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Note 12 - Derivative Financial Instruments and Hedging Activities

The following table presents information on the Company's swaps at March 31, 2014:

Individual Swap Information

					Floating
Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer	Hedge	Type of
Amount	Amount	Date	Rate	Rate	Spread	Treatment	Hedge
$2,555	$2,384	10/10/15	5.50%	USD-LIBOR-BBA	2.88%	Yes	Fair Value
3,595	3,184	04/27/17	5.25%	USD-LIBOR-BBA	2.73%	Yes	Fair Value
3,269	3,269	04/01/19	4.45%	USD-LIBOR-BBA	2.90%	Yes	Fair Value
12,500	12,500	12/31/18	1.688%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
12,500	12,500	12/31/20	2.341%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
25,000	25,000	12/31/20	3.104%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
20,000	20,000	10/21/21	3.439%	USD-LIBOR-BBA	0.00%	Yes	Cash Flow
2,600	2,600	03/15/21	4.34%	USD-LIBOR-BBA	2.15%	No	N/A
489	489	03/15/21	4.64%	USD-LIBOR-BBA	2.15%	No	N/A
$82,508	$81,926

At March 31, 2014, the Company had three loan swaps accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. The aggregate original notional amount of these loan swaps was $9.4 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the London Interbank Offered Rate (“LIBOR”) curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(244) thousand and $(258) thousand at March 31, 2014 and December 31, 2013, respectively, and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $35 thousand and $67 thousand in the three months ended March 31, 2014 and 2013, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(83) thousand and $298 thousand at March 31, 2014 and December 31, 2013, respectively, and is included in other liabilities at March 31, 2014 and other assets at December 31, 2013.

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $(295) thousand and $247 thousand at March 31, 2014 and December 31, 2013, respectively, and are included in other liabilities at March 31, 2014 and other assets at December 31, 2013.

To meet the needs of the Company's customers, the Company has entered into certain swap agreements to convert variable rate loans receivable into fixed rates for the customer's cash flow management needs. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled monthly and mature on March 15, 2021. The interest rate swaps had a notional amount of $3.1 million at March 31, 2014, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $216 thousand. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. At March 31, 2014, there was no impact to earnings as the changes in the fair value of both the fixed and variable legs of the swaps completely offset each other.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 13 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income included the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income	Deferred tax expense (benefit)	Accumulated other comprehensive income, net of tax
Unrealized gains (losses) on investment securities available for sale	$(5,098)	$1,907	$(3,191)	$(8,177)	$3,032	$(5,145)

Unrealized gains (losses) on cash flow hedge	(378)	143	(235)	545	(202)	343

Total	$(5,476)	$2,050	$(3,426)	$(7,632)	$2,830	$(4,802)

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table highlights changes in accumulated other comprehensive income by component for the three months ended March 31, 2014 and 2013:

March 31, 2014	Gains (losses) on cash flow hedges (1)	Unrealized gains and losses on available-for-sale securities (1)	Total
Beginning balance	$343	$(5,145)	$(4,802)

Other comprehensive income (loss) before reclassifications	(578)	2,126	1,548

Amounts reclassified from accumulated other comprehensive income (loss)	-	(172)	(172)

Net current period other comprehensive income (loss)	(578)	1,954	1,376

Ending balance	$(235)	$(3,191)	$(3,426)

(1) All amounts are net of tax.

March 31, 2013	Unrealized gains on available-for-sale securities (1)
Beginning balance	$3,198

Other comprehensive income (loss) before reclassifications	(432)

Amounts reclassified from accumulated other comprehensive income (loss)	-

Net current period other comprehensive income (loss)	(432)

Ending balance	$2,766

(1) All amounts are net of tax.

March 31, 2014
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on available for sale securities	$(276)	Gain on sale of securities available-for-sale

	104	Income taxes

	$(172)	Net income

March 31, 2013
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on available for sale securities	$-	Gain on sale of securities available-for-sale

	-	Income taxes

	$-	Net income

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 14 - Fair Value Measurements

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

 PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Financial Instruments with Off-Balance Sheet Risk - With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2014 and December 31, 2013 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Financial assets:
Cash and cash equivalents	$104,846	$104,846	$104,846	$-	$-
Investment securities available-for-sale	340,215	340,215	1,847	338,368	-
Investment securities held-to-maturity	51,303	51,191	-	51,191
Nonmarketable equity securities	5,242	5,242	-	5,242	-
Loans held for sale	2,063	2,063	-	2,063	-
Loans, net of allowance	1,293,750	1,272,513	-	9,081	1,263,432
FDIC indemnification asset	9,209	9,209	-	-	9,209
Accrued interest receivable	3,972	3,972	-	3,972	-

Financial liabilities:
Deposits with no stated maturity	1,101,098	1,101,098	-	1,101,098	-
Deposits with stated maturities	536,363	536,740	-	536,740	-
Swap fair value hedge	244	244	-	244	-
Interest rate swaps	593	593	-	593	-
Borrowings	79,458	79,314	-	79,314	-
Accrued interest payable	389	389	-	389	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$55,067	$55,067	$55,067	$-	$-
Investment securities available-for-sale	349,491	349,491	1,906	347,585	-
Investment securities held-to-maturity	51,972	51,334	-	51,334	-
Nonmarketable equity securities	5,905	5,905	-	5,905	-
Loans held for sale	2,430	2,430	-	2,430	-
Loans, net of allowance	1,286,977	1,267,349	-	5,884	1,261,465
FDIC indemnification asset	10,025	10,025	-	-	10,025
Interest rate swaps	545	545	-	545	-
Accrued interest receivable	4,222	4,222	-	4,222	-

Financial liabilities:
Deposits with no stated maturity	1,055,457	1,055,457	-	1,055,457	-
Deposits with stated maturities	544,428	545,111	-	545,111	-
Swap fair value hedge	258	258	-	258	-
Borrowings	78,048	77,899	-	77,899	-
Accrued interest payable	412	412	-	412	-

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Derivative Instruments - Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of March 31, 2014 and December 31, 2013, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges.

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

At March 31, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records the five loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at March 31, 2014 and December 31, 2013 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
March 31, 2014
U.S. Government agencies	$-	$553	$-	$553
Municipal securities	-	12,785	-	12,785
Residential agency pass-through securities	-	87,060	-	87,060
Residential collateralized mortgage obligations	-	101,532	-	101,532
Commercial mortgage-backed obligations	-	62,364	-	62,364
Asset-backed securities	-	70,122	-	70,122
Corporate and other securities	-	3,952	-	3,952
All other equity securities	1,847	-	-	1,847
Interest rate swaps	-	(593)	-	(593)
Fair value loans	-	9,081	-	9,081
Swap fair value hedge	-	(244)	-	(244)

December 31, 2013
U.S. Government agencies	$-	$558	$-	$558
Municipal securities	-	16,506	-	16,506
Residential agency pass-through securities	-	90,248	-	90,248
Residential collateralized mortgage obligations	-	103,349	-	103,349
Commercial mortgage-backed obligations	-	61,402	-	61,402
Asset-backed securities	-	71,077	-	71,077
Corporate and other securities	-	4,445	-	4,445
All other equity securities	1,906	-	-	1,906
Interest rate swaps	-	545	-	545
Fair value loans	-	5,884	-	5,884
Swap fair value hedge	-	(258)	-	(258)

There were no transfers between valuation levels for any accounts. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

At December 31, 2013, the Company transferred its corporate debt security investment from Level 3 to Level 2. In December 2013, the Company received notice that this corporate debt security would be satisfied at its book value in January 2014. The full book value of this security was received on January 31, 2014. At March 31, 2014, the Company had no Level 3 assets measured at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value
March 31, 2014
OREO	$-	$-	$3,519	$3,519
Impaired loans:
Commercial and industrial	-	-	55	55
CRE - owner-occupied	-	-	57	57
CRE - investor income producing	-	-	33	33
AC&D - 1-4 family construction	-	-	80	80
AC&D - lots, land & development	-	-	40	40
Residential mortgage	-	-	167	167
HELOC	-	-	1,020	1,020

December 31, 2013
OREO	$-	$-	$9,085	$9,085
Impaired loans:
Commercial and industrial	-	-	69	69
CRE - owner-occupied	-	-	73	73
CRE - investor income producing	-	-	2,659	2,659
Other commercial	-	-	93	93
Residential mortgage	-	-	510	510
HELOC	-	-	184	184
Residential construction	-	-	34	34
Other loans to individuals	-	-	1	1

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2014.

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Discount

OREO	$3,519	Appraisals	Discount to reflect current market conditions	0% - 55%	24.21%

Impaired loans	34	Discounted cash flows	Percent of total contractual cash flows not expected to be collected	0% - 50%	9.77%

	460	Probability of default model	Discount to reflect probability and loss given default	0% - 100%	12.11%

	958	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 60%	18.58%

	$4,971

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended March 31, 2014, OREO with a carrying value of $0.9 million was written down by $0.1 million to $0.8 million. During the three months ended March 31, 2013, OREO with a carrying value of $4.1 million was written down by $0.2 million to $3.9 million.

There were no transfers between valuation levels for any accounts for the three months ended March 31, 2014 and 2013. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 15 – Shareholders’ Equity

Share-Based Plans

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

Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees ( the “LTIP”), which was effective upon the holding company reorganization and replaced the 2010 Plans. The LTIP provides for an aggregate of 1,016,400 of shares of Common Stock reserved for issuance to employees and directors in connection with stock options, restricted stock awards, and other stock-based awards. At March 31, 2014, there were options to purchase 1,996,779 shares of Common Stock outstanding and 27,493 shares remaining available for future grants under the LTIP.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Under the 2008 Citizens South Plan, the Company may grant future non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger. Stock options and SARS are evidenced by an award agreement that specifies, as applicable, the number of shares, date of grant, exercise price, vesting period and expiration date, and other information. Awards under the 2008 Citizens South Plan have an exercise price at least equal to the fair market value of the Common Stock on the grant date, cannot be exercised more than 10 years after the grant date and generally expire or are forfeited upon termination of employment prior to the end of the award term, except in limited circumstances such as death, disability, retirement or change in control. No awards may be granted under the 2008 Citizens South Plan after May 2018. At March 31, 2014, there were options to purchase 171,761 shares of Common Stock outstanding and 101,353 shares remaining available for future grants under the 2008 Citizens South Plan.

The 2003 Citizens South Plan and the 1999 Citizens South Plan are no longer active plans and no future awards can be granted thereunder. At March 31, 2014, there were options to purchase 12,431 shares of Common Stock outstanding under the 2003 Citizens South Plan, and there were options to purchase 1,254 shares of Common Stock outstanding under the 1999 Citizens South Plan.

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at March 31, 2014 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.34. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules, which are generally three years. All unexercised options expire ten years after the date of the grant.

As contemplated during the Public Offering, in 2011 the Company awarded certain stock price performance-based restricted shares to officers and directors following the holding company reorganization. During 2013, 13,860 stock price performance-based restricted shares were forfeited, and there were 554,400 stock price performance-based restricted shares outstanding at March 31, 2014. These 554,400 shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share calculations until they vest (and thereby have economic rights).

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

At December 31, 2013	2,225,551	$7.35	5.65	$-	770,399	$4.35	$5,123,156
Options Granted	12,500	6.73	-	-	-	-	-
Restricted Shares Granted	-	-	-	-	50,000	7.02	332,500
Options Exercised	(15,539)	3.76	-	-	-	-	-
Restricted Shares Vested	-	-	-	-	(24,000)	5.60	159,603
Expired and forfeited	(40,287)	9.46	-	-	-	-	-

At March 31, 2014	2,182,225	$7.34	5.47	$631,404	796,399	$4.48	$5,296,053

Exercisable at March 31, 2014	2,147,725	$7.37	5.42

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The average fair value per share of options granted in the first quarter of 2014 was $2.96. Assumptions used for grants were as follows. There were no stock options granted during the three-month period ended March 31, 2013.

Assumptions in Estimating Option Values

Weighted-average volatility	38.80%
Expected dividend yield	1.19%
Risk-free interest rate	2.19%
Expected life (years)	7

At March 31, 2014, unrecognized compensation cost related to nonvested stock options of $53 thousand is expected to be recognized over a weighted-average period of 0.96 years. Total compensation expense for stock options was $18 thousand and $323 thousand for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, unrecognized compensation cost related to nonvested restricted shares of $1.4 million is expected to be recognized over a weighted-average period of 0.98 years. Total compensation expense for restricted shares was $228 thousand and $202 thousand for the three months ended March 31, 2014 and 2013, respectively.

Note 16 – Subsequent Event

Dividend Declaration

On April 23, 2014, the Company announced that its Board of Directors has declared a quarterly dividend of $0.02 per common share, payable on May 20, 2014 to all common shareholders of record as of the close of business on May 6, 2014.

Redemption of MasterCard Class B Shares

On April 17, 2014, the Company received $936 thousand in proceeds from the sale of its holdings of Class B common stock of Mastercard Inc.  These shares had no book value and were not recorded on the Company’s balance sheet. The proceeds will be recorded as other income.  On January 1, 2014, Mastercard effected a 10-for-1 stock split of its Class B Shares, and subsequently the Company provided notice of and instructions for the conversion of the Mastercard Class B Shares then held by it into Class A Shares and the subsequent sale of such Class A Shares on the Company’s behalf, all pursuant to procedures established by Mastercard for the holders of its Class B Shares. The value of the shares was unknown until receipt of the proceeds.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the merger with Provident Community BancShares, Inc. (“Provident Community”), the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion in new markets, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2014 (the “2013 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Provident Community merger within the expected time frames; increases in expected costs or decreases in expected savings or difficulties related to integration of the merger; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to effectively redeploy resources from the custody business to the core asset management business; failure to generate an adequate return on investment related to the Richmond loan production office or other hiring initiatives; inability to generate future organic growth in loan balances or retail banking or wealth management results through the hiring of new personnel, development of new products or otherwise; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or delay or failure of recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other than temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any additional government shutdown and further debt ceiling impasses, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which would cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three-month period ended March 31, 2014. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income available to common shareholders of $3.6 million, or $0.08 per share, for the three months ended March 31, 2014 compared to $3.2 million, or $0.07 per share, for the three months ended March 31, 2013. The increase in net income available to common shareholders from the first quarter of 2013 resulted from the combination of lower noninterest expense levels and a modest $17 thousand net release in provision for loan losses in the first quarter of 2014.

The Company reported adjusted net income available to common shareholders, which excludes merger-related expenses and gain or loss on sale of securities, of $3.4 million, or $0.08 per share, for the three months ended March 31, 2014 compared to $3.8 million, or $0.09 per share, for the three months ended March 31, 2013. The first quarter for 2014 reflects a lower adjustment for merger-related expenses and a higher adjustment for gain on sale of securities, compared to the first quarter of 2013.

Net interest margin was 3.97% at March 31, 2014, representing an 18 basis point decrease from 4.15% at March 31, 2013. The reduction in net interest margin from March 31, 2013 resulted primarily from a 20 basis point decrease in yield on loans, due primarily to lower interest rates on new loans, and a 10 basis point increase in the cost of interest-bearing liabilities, driven primarily by the expiration of accounting-related fair market value adjustments on acquired deposits in the fourth quarter of 2013.

Total assets increased $44.5 million, or 2%, to $2.00 billion at March 31, 2014, compared to total assets of $1.96 billion at December 31, 2013. Cash and equivalents increased $49.8 million, or 90%, to $104.8 million, due both to lower securities balances and to growth in total deposits. Total securities, including non-marketable securities, decreased $10.6 million, or 3%, to $396.8 million, due in part to the sale of $2.1 million in municipal bonds at the parent level to generate cash to support the merger with Provident Community, which closed on May 1, 2014. Cash merger consideration totaled $6.5 million, including $1.4 million paid to Provident Community’s common stockholders and $5.1 million paid to the United States Department of the Treasury ("Treasury") for all of Provident Community’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock") (representing a 45%, or $4.2 million, discount from its face value).

Asset quality continued to improve in the first quarter and remains a point of strength for the Company. Nonperforming loans decreased $3.2 million, or 26%, to $9.1 million at March 31, 2014, or 0.70% of total loans, compared to $12.3 million at December 31, 2013, or 0.95% of total loans. Nonperforming assets decreased $2.1 million, or 8%, to $24.7 million at March 31, 2014, or 1.23% of total assets, compared to $26.8 million at December 31, 2013, or 1.37% of total assets. Nonperforming assets at March 31, 2014 include $6.7 million of covered other real estate owned (“OREO”) representing 27% of total nonperforming assets at March 31, 2014, compared to $5.1 million of covered OREO representing 19% of total nonperforming assets at December 31, 2013. The Company currently expects 80% of losses and associated expenses on covered OREO to be reimbursed under its FDIC loss share agreements.

Total deposits increased $37.6 million, or 2.3%, to $1.64 billion at March 31, 2014, compared to $1.60 billion at December 31, 2013, reflecting strong results in both retail and commercial banking as the Company has continued to emphasize growing transaction account relationships. Total shareholders’ equity increased $3.9 million, or 1%, to $266.0 million at March 31, 2014 compared to $262.1 million at December 31, 2013, driven by retained earnings and lower unrealized losses in the marketable securities portfolio. The Company’s ratio of tangible common equity to tangible assets decreased to 11.73% at March 31, 2014 from 11.79% at December 31, 2013. The Company’s Tier 1 leverage ratio increased to 11.73% in March 31, 2014 from 11.63% at December 31, 2013.

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

Consistent with our growth strategy, in January 2014, the Bank opened a loan production office in Richmond, Virginia.  In addition, on May 1, 2014, the Company completed its acquisition of Provident Community pursuant to the Agreement and Plan of Merger dated as of March 4, 2014 (the “Agreement”), under which Provident Community, a bank holding company headquartered in Rock Hill, South Carolina, was merged with and into the Company with the Company as the surviving entity. Pursuant to the Agreement, each share of Provident Community common stock was cancelled and converted into the right to receive a cash payment from the Company equal to $0.78 per share, or approximately $1.4 million in the aggregate. In addition, immediately prior to completion of the merger, the Company purchased from the Treasury the issued and outstanding shares of Series A Preferred Stock and all of the related warrants to purchase shares of Provident Community’s common stock, for an aggregate purchase price of approximately $5.1 million (representing a 45% discount from face value). Thereafter, pursuant to the Agreement, the Series A Preferred Stock and related warrants were cancelled in connection with the completion of the merger. Simultaneously with the completion of the merger, Provident Community Bank, N.A. merged into the Bank. The information in this Form 10-Q, including the information under this Item 2, is as of March 31, 2014 and does not reflect any changes in the business operations or financial condition of the Company after that date.

The Company provides a full array of retail and commercial banking services, including wealth management, through its offices located in North Carolina, South Carolina, Virginia and Georgia. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank.

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, tangible book value, adjusted allowance for loan losses, adjusted net income (loss), and adjusted noninterest expenses, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets, tangible common equity and tangible book value (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income (loss) and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$2,005,244	$1,960,790
Less: intangible assets	(34,792)	(35,049)
Tangible assets	$1,970,452	$1,925,741

Total common equity	$265,966	$262,083
Less: intangible assets	(34,792)	(35,049)
Tangible common equity	$231,174	$227,034

Tangible common equity	231,174	227,034
Divided by: tangible assets	1,970,452	1,925,741
Tangible common equity to tangible assets	11.73%	11.79%
Common equity to assets	13.26%	13.37%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$9,076	$8,831
Plus: acquisition accounting net FMV adjustments to acquired loans	34,663	37,783
Adjusted allowance for loan losses	$43,739	$46,614
Divided by: total loans (excluding LHFS)	1,302,826	1,295,808
Adjusted allowance for loan losses to total loans	3.36%	3.60%
Allowance for loan losses to total loans	0.70%	0.68%

	Three months ended
	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Adjusted net income
Pretax income (as reported)	$5,035	$4,964
Plus: merger-related expenses	81	836
(gain) loss on sale of securities	(276)	-
Adjusted pretax income	4,840	5,800
Tax expense	1,414	1,995
Adjusted net income	$3,426	$3,805
Preferred dividends	-	51
Adjusted net income available to common shareholders	$3,426	$3,754

Divided by: weighted average diluted shares	44,264,178	44,069,053
Adjusted net income available to common shareholders per share	$0.08	$0.09
Estimated tax rate	29.21%	34.40%

Adjusted noninterest expense
Noninterest expense	$15,743	$15,921
Less: merger-related expenses	(81)	(836)
Adjusted noninterest expense excluding merger-related expenses	$15,662	$15,085

(1)

Provided merely as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios; fair market adjustments are available only for losses on acquired loans.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements and accompanying notes (the “2013 Audited Financial Statements”) included in the 2013 Form 10-K. While all of these policies are important to understanding the Unaudited Financial Statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

At March 31, 2014, PCI loans represent loans acquired from Community Capital and Citizens South that were deemed credit impaired. PCI loans that were classified as nonperforming loans by Community Capital or Citizens South are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portion related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any segment. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans and Allowance for Loan Losses to the 2013 Audited Financial Statements, and Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

OREO. OREO, consisting of real estate acquired through, or in lieu of, loan foreclosures, is recorded at the lower of cost or fair value less estimated selling costs when acquired. Fair value is determined based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

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

FDIC Indemnification Asset. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the related covered assets because the asset is not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and thus amortization through non-interest income. Impairment of the underlying covered assets will increase the cash flows of the FDIC indemnification asset and result in a credit to the provision for loan losses for acquired loans. Impairment and, when applicable, its subsequent reversal are included in the provision for loan losses in the condensed consolidated statements of income.

The purchase and assumption agreements between the Bank and the FDIC, as discussed in Note 6 – FDIC Loss Share Agreements to the 2013 Audited Financial Statements, and Note 6 – FDIC Loss Share Agreements to the Unaudited Financial Statements included in this Form 10-Q, each contain a provision that obligates the Bank to make a true-up payment to the FDIC if the realized losses of each of the applicable acquired banks are less than expected. Any such true-up payment that is materially higher than current estimates could have a negative effect on our business, financial condition and results of operations. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

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

As of March 31, 2014 and December 31, 2013, we had a net DTA in the amount of approximately $34.2 million and $37.4 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either March 31, 2014 or December 31, 2013.

Additional information regarding our income taxes is presented in Note 8 —Income Taxes to the 2013 Audited Financial Statements.

Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased $44.5 million to $2.00 billion at March 31, 2014 compared to total assets of $1.96 billion at December 31, 2013. During the three months, cash and interest-earning balances increased $50.1 million, or 91%. Total loans increased $6.8 million, or 0.5%, to $1.29 billion at March 31, 2014. Investment securities, which include available-for-sale and held-to-maturity securities, decreased $9.9 million, or 2.5%, to $391.5 million at March 31, 2014 from $401.4 million at December 31, 2013.

Total liabilities of $1.74 billion at March 31, 2014 increased $40.6 million, or 2.4%, compared to total liabilities of $1.70 billion at December 31, 2013. Total deposits increased $37.6 million, or 2.3%, to $1.64 billion at March 31, 2014. Total short-term borrowings increased $1.3 million, or 129.6%, to $2.3 million at March 31, 2014 from $1.0 million at December 31, 2013.

Total shareholders’ equity increased $3.9 million, or 1.5%, during the first three months to $266.0 million at March 31, 2014. This increase resulted from net income for the three months ended March 31, 2014 of $3.6 million and a $1.4 million increase in accumulated other comprehensive income offset by $246 thousand of share-based compensation expense and $896 thousand of dividends on common stock. There were 15,539 stock options exercised during the first three months of 2014, with total proceeds of $58 thousand, and the Company repurchased 69,792 shares of common stock, at an average cost of $6.50 per share, for a total of $456 thousand.

The following table presents selected ratios for the Company for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013:

Selected Ratios

	Three months ended March 31, (annualized)		Twelve months ended December 31,
	2014	2013	2013*
Return on Average Assets	0.73%	0.65%	0.76%

Return on Average Equity	5.43%	4.64%	5.42%

Period End Equity to Total Assets	13.26%	14.06%	13.37%

* Derived from audited financial statements.

Investments and Other Interest-earning Assets

We use investment securities to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral, where required. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At March 31, 2014, investment securities totaled $391.5 million compared to $401.4 million at December 31, 2013. The decrease in investment securities in the first quarter of 2014 is due to the maturity or call of approximately $10.4 million in securities and the sale of approximately $2.4 million of available-for-sale securities. The securities sold generated a gain of $276 thousand.

At March 31, 2014, our available-for-sale investment portfolio had a net unrealized loss of $5.1 million compared to an $8.2 million net unrealized loss at December 31, 2013. The improvement in the unrealized loss is a result of a decrease in market interest rates at period end. There were no securities with an unrealized loss deemed to be other than temporary at March 31, 2014 or December 31, 2013. The “Volcker Rule” under the Dodd-Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). Included in our investment securities portfolio are four investments in senior tranches of collateralized loan obligations (“CLOs”) totaling $23.5 million at March 31, 2014 and $23.4 million at December 31, 2013, which could be impacted by the Volcker Rule. The collateral eligibility language in one of the securities, totaling $5.0 million, was amended during the fourth quarter of 2013 to comply with the applicable investment criteria under the Volcker Rule. Our investments in the remaining three CLOs, which had a net unrealized loss of $294,000 and $274,000 at March 31, 2014 and December 31, 2013, respectively, currently would be prohibited under the Volcker Rule. We are awaiting intended document amendment strategies, if any, from the managers on these securities before determining any disposition plans for those investments. Under current Federal regulations, banks have until July 21, 2017 to conform their CLO interests to avoid the trading restrictions under the Volcker Rule. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, we would have to recognize other-than-temporary-impairment with respect to these securities in conformity with GAAP rules. We held no other security types potentially affected by the Volcker Rule at either March 31, 2014 or December 31, 2013.

At March 31, 2014, we had $90.6 million in interest-bearing deposits at correspondent banks, of which $90.2 million was on deposit with the Federal Reserve Bank, compared to $41.7 million in interest-bearing deposits at correspondent banks at December 31, 2013. Our balances have increased due to strong deposit growth.

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

Our loan underwriting policy contains loan-to-value (“LTV”) limits that are at or below levels required under regulatory guidance, when such guidance is available, including limitations for non-real estate collateral, such as accounts receivable, inventory and marketable securities. When applicable, we compare LTV with loan-to-cost guidelines and ultimately limit loan amounts to the lower of the two ratios. We also consider FICO scores and strive to uphold a high standard when extending loans to individuals. We have not underwritten any subprime, hybrid, no-documentation or low-documentation products.

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve in 2013 due to increasing new home sales in our primary markets. As of March 31, 2014, approximately 3% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $143 million as of March 31, 2014, of which approximately 63% is secured by second mortgages and approximately 37% is secured by first mortgages.

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

At March 31, 2014, total loans, net of deferred fees, increased $7.0 million compared to December 31, 2013. The composition of the portfolio remained unchanged from December 31, 2013 with commercial loans representing 71% of the total loan portfolio and consumer loans representing 29% of the total loan portfolio at March 31, 2014. Residential mortgages and home equity lines of credit represented 13% and 11% of total loans, respectively. The combination of commercial and industrial and CRE-owner-occupied loans also held at 30% of total loans. CRE-investor income producing loans increased to 31% from 29% of total loans. AC&D loans decreased to 9% from 11% of total loans.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of March 31, 2014 and December 31, 2013. Details of the five environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

Allowance Allocation by Component

	March 31, 2014
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$24	0.26%	$1,337	14.73%	$186	2.05%	$-	0.00%
CRE - owner-occupied	24	0.26%	335	3.69%	71	0.78%	-	0.00%
CRE - investor income producing	12	0.13%	1,347	14.84%	192	2.12%	518	5.71%
AC&D - 1-4 family construction	16	0.18%	661	7.28%	78	0.86%	-	0.00%
AC&D - lots, land & development	8	0.09%	1,336	14.72%	236	2.60%	-	0.00%
AC&D - CRE	-	0.00%	196	2.16%	25	0.28%	-	0.00%
Other commercial	19	0.21%	7	0.08%	1	0.01%	-	0.00%
Consumer:
Residential mortgage	208	2.29%	153	1.69%	212	2.34%	-	0.00%
Home equity lines of credit	397	4.37%	769	8.47%	242	2.67%	1	0.01%
Residential construction	5	0.06%	328	3.61%	48	0.53%	1	0.01%
Other loans to individuals	-	0.00%	71	0.78%	9	0.10%	3	0.03%
	$713	7.86%	$6,540	72.06%	$1,300	14.32%	$523	5.76%

	December 31, 2013
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$14	0.16%	$1,304	14.77%	$173	1.96%	$-	0.00%
CRE - owner-occupied	14	0.16%	319	3.61%	66	0.75%	-	0.00%
CRE - investor income producing	527	5.97%	1,111	12.58%	159	1.80%	360	4.08%
AC&D - 1-4 family construction	-	0.00%	755	8.55%	84	0.95%	-	0.00%
AC&D - lots, land, & development	-	0.00%	1,496	16.94%	255	2.89%	-	0.00%
AC&D - CRE	-	0.00%	267	3.02%	32	0.36%	-	0.00%
Other commercial	18	0.20%	5	0.06%	1	0.01%	-	0.00%
Consumer:
Residential mortgage	167	1.89%	135	1.53%	56	0.63%	-	0.00%
HELOC	137	1.55%	699	7.92%	214	2.42%	-	0.00%
Residential construction	7	0.08%	336	3.80%	48	0.54%	-	0.00%
Other loans to individuals	-	0.00%	64	0.72%	8	0.09%	-	0.00%

Total	$884	10.01%	$6,491	73.50%	$1,096	12.41%	$360	4.08%

The allowance for loan losses was $9.1 million, or 0.70% of total loans, at March 31, 2014 compared to $8.8 million, or 0.68% of total loans, at December 31, 2013. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of (i) an increase of $49 thousand in the quantitative component of the allowance due to changes in look back periods and rates which better reflect the inherent loss in the portfolio, (ii) an increase of $204 thousand in the qualitative component of the allowance primarily due to a $150 thousand qualitative adjustment to the residential mortgage portfolio to better reflect inherent losses not captured by the historical losses and higher non-acquired loan balances resulting from acquired purchased performing loans fully amortizing their mark and moving out of the acquired pool, (iii) an increase of $163 thousand in the reserve on PCI loans driven by the reversal of $360 thousand of previously recognized impairments offset by current period net impairment of impairments of $672 thousand and current period charge-offs of $149 thousand on previously impaired PCI loans that transferred to OREO and (iv) a decrease of $171 thousand in specific reserves which change periodically as loans move through or out of the impairment process.

In accordance with GAAP, loans acquired from both Community Capital and Citizens South were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At March 31, 2014, acquired loans comprised 40% of our total loans, compared to 44% at December 31, 2013. The ratio of the allowance for loan losses to total loans was 0.70% at March 31, 2014 and 0.68% at December 31, 2013. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 3.36% at March 31, 2014 and 3.60% at December 31, 2013. Adjusted allowance for loan losses to loans is a non-GAAP financial measure which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both March 31, 2014 and December 31, 2013, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $24.7 million at March 31, 2014 compared to $26.8 million at December 31, 2013. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $3.2 million, or 26%, to $9.1 million, or 0.70% of total loans and OREO at March 31, 2014, compared to $12.3 million, or 0.95% of total loans and OREO at December 31, 2013.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $3.3 million, or 40%, in the first quarter of 2014 from $8.5 million at December 31, 2013. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At March 31, 2014, nonaccrual TDR loans were $191 thousand and had no recorded allowance. At December 31, 2013, nonaccrual TDR loans were $4.4 million and had no recorded allowance. Accruing TDRs totaled $3.6 million at March 31, 2014 and $3.9 million at December 31, 2013.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At March 31, 2014, we maintained “watch loans” totaling $33.1 million compared to $35.2 million at December 31, 2013. Approximately $8 million and $7 million of the watch loans at March 31, 2014 and December 31, 2013, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At March 31, 2014, OREO totaled $15.5 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $6.6 million of OREO covered under the FDIC loss share agreements. At December 31, 2013, OREO totaled $14.5 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total is $5.6 million of OREO covered under the FDIC loss share agreements.

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

Total deposits at March 31, 2014 were $1.6 billion, an increase of $37.6 million, or 2.3%, from December 31, 2013. Noninterest bearing demand deposits increased $10.1 million, or 3.9%, and represented 16% of total deposits at March 31, 2014. Money market, NOW and savings deposits increased $36.5 million, or 5%. Increases in these deposit types were the result of strong retail sales efforts. Non-brokered time deposits decreased $5.9 million, or 1.3%. The managed decrease in time deposits reflects management’s continued emphasis on growing transaction account relationships. Finally, brokered deposits decreased $3.1 million, or 1.9%. Brokered deposits remain attractive given their relatively lower interest costs and flexible term structures, and will continue to be selectively utilized in our normal funding and interest rate risk management practices. Brokered deposits consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits. Brokered money market and interest-bearing deposits are the result of the brokered money market deposit program initiated in December 2013 in connection with our $50 million investment strategy. The following is a summary of deposits at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(dollars in thousands)
Noninterest bearing demand deposits	$265,929	$255,861
Interest-bearing demand deposits	295,857	296,995
Money market deposits	425,181	390,059
Savings	51,230	48,701
Brokered deposits	163,190	166,280
Certificates of deposit and other time deposits	436,074	441,989
Total deposits	$1,637,461	$1,599,885

Total borrowings increased $1.4 million, or 1.8%, to $79.5 million at March 31, 2014 compared to $78.0 million at December 31, 2013. Borrowings at March 31, 2014 include $15.3 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt and $6.9 million of Tier 2-eligible subordinated debt. Our Tier-2-eligible subordinated debt, which consists of the Bank’s 11% Subordinated Notes due June 30, 2019, is subject to redemption at the option of the Bank beginning June 30, 2014, at a redemption price of 100% of the principal amount plus accrued but unpaid interest, subject to any applicable regulatory approvals.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Gross interest income	$19,206	$19,323	$(117)	-0.6%
Gross interest expense	1,931	1,587	344	21.7%
Net interest income	17,275	17,736	(461)	-2.6%

Provision for loan losses	(17)	309	(326)	-105.5%

Noninterest income	3,486	3,458	28	0.8%
Noninterest expense	15,743	15,921	(178)	-1.1%
Net income before taxes	5,035	4,964	71	1.4%

Income tax expense	1,480	1,724	(244)	-14.2%

Net income	3,555	3,240	315	9.7%

Preferred dividends	-	51	(51)	100.0%

Net income to common shareholders	$3,555	$3,189	$366	11.5%

Net Income. Net income for the three months ended March 31, 2014 was $3.6 million compared to $3.2 million for the three months ended March 31, 2013. The increase in net income was the result of a net release in provision for loan losses compared to provision expense of $309 thousand for the three months ended March 31, 2013. Annualized return on average assets improved during the three-month period ended March 31, 2014 to 0.73% from 0.65% for the same period in 2013. Annualized return on average equity also improved to 5.43% during the three-month period ended March 31, 2014 from 4.64% for the three-month period ended March 31, 2013.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income decreased to $17.3 million for the three-month period ended March 31, 2014 from $17.7 million for the three months ended March 31, 2013. The decrease is primarily due to a decrease in the yield on loans and the increase in the rate paid on interest bearing deposits. The yield earned on average loans decreased 20 basis points to 5.26% for the first quarter of 2014, compared to 5.46% for the first quarter of 2013. The rate paid on interest bearing deposits increased 11 basis points to 0.41% for the first quarter of 2014, compared to 0.30% for the first quarter of 2013.

Total average interest-earning assets remained flat at $2.0 billion for the three months ended March 31, 2014 compared to the same period in the previous year. Average balances of total interest-bearing liabilities remained flat at $1.4 billion in the three-month period ended March 31, 2014, compared to the same period in 2013. Our net interest margin decreased from 4.15% in the three-month period ended March 31, 2013 to 3.97% in the corresponding period in 2014. This decrease in net interest margin reflects the lower interest rates on new loans, the expiration of accounting-related fair market value adjustments on acquired deposits in the third quarter of 2013, as well as the increase in cost of interest bearing liabilities.

The following tables summarize net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,305,157	$16,926	5.26%	$1,346,603	$18,140	5.46%
Federal funds sold	447	-	0.00%	46,081	17	0.15%
Taxable investment securities	383,613	1,971	2.06%	244,899	866	1.41%
Tax-exempt investment securities	15,595	222	5.69%	17,896	190	4.25%
Nonmarketable equity securities	5,796	66	4.62%	6,642	48	2.93%
Other interest-earning assets	53,559	21	0.16%	70,062	62	0.36%

Total interest-earning assets	1,764,167	19,206	4.42%	1,732,183	19,323	4.52%

Allowance for loan losses	(9,365)			(11,716)
Cash and due from banks	14,379			30,117
Premises and equipment	55,935			57,388
Other assets	151,525			170,081

Total assets	$1,976,641			$1,978,053

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$292,373	$63	0.09%	$304,179	$91	0.12%
Savings and money market	462,457	434	0.38%	435,943	317	0.29%
Time deposits - core	436,385	684	0.64%	506,504	344	0.28%
Brokered deposits	166,391	197	0.48%	107,381	263	0.99%
Total interest-bearing deposits	1,357,606	1,378	0.41%	1,354,007	1,015	0.30%
Federal Home Loan Bank advances	55,533	127	0.93%	55,167	137	1.01%
Other borrowings	23,038	426	7.50%	30,774	435	5.73%
Total borrowed funds	78,571	553	2.85%	85,941	572	2.70%

Total interest-bearing liabilities	1,436,177	1,931	0.55%	1,439,948	1,587	0.45%

Net interest rate spread		17,275	3.87%		17,736	4.08%

Noninterest-bearing demand deposits	252,865			240,263
Other liabilities	22,068			19,108
Shareholders' equity	265,531			278,734

Total liabilities and shareholders' equity	$1,976,641			$1,978,053

Net interest margin			3.97%			4.15%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

Provision for Loan Losses. Our provision for loan losses decreased $0.3 million, or 106%, to a modest release of $17 thousand during the three months ended March 31, 2014, from a $0.3 million charge during the corresponding period in 2013. Included in the loan loss provision for the first quarter of 2014 was (i) a net impairment charge of $312 thousand associated with PCI pools, (ii) a $287 thousand charge attributable to FDIC loss share agreements caused by a decrease in expected loss in those acquired loans and (iii) a net $616 thousand release of allowance as we move through the economic cycle and historical losses better reflect the inherent loss in our portfolio and improvements or disposition of impaired loans.

We had $0.7 million in net recoveries, excluding charge-offs on PCI loans, during the three months ended March 31, 2014 compared to net charge-offs of $34 thousand during the corresponding period in 2013. The net recoveries in the first quarter of 2014 reflected the favorable resolution of problem assets from the legacy Park Sterling portfolio, including both disposition of a single troubled debt restructuring that was designated a nonaccrual loan in the fourth quarter of 2013 as well as recoveries from a large residential development nonaccrual loan. Charge-offs on PCI loans were $149 thousand for loans which transferred to OREO during the three months ended March 31, 2014. There were $402 thousand in charge-offs on PCI loans for the same period in 2013.

Noninterest Income. The following table presents components of noninterest income for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Change
	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$633	$764	$(131)	-17.1%
Income from fiduciary activities	678	598	80	13.4%
Commissions and fees from investment brokerage	97	110	(13)	-11.8%
Gain on sale of securities available for sale	276	-	276	100.0%
ATM and card income	548	488	60	12.3%
Mortgage banking income	244	968	(724)	-74.8%
Income from bank-owned life insurance	1,120	381	739	194.0%
Amortization (accretion) of indemnification asset	(253)	35	(288)	-822.9%
Other noninterest income	143	114	29	25.4%

Total noninterest income	$3,486	$3,458	$28	0.8%

Noninterest income remained flat for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. Noteworthy changes among categories include (i) a $131 thousand decrease in service charges on deposit accounts; (ii) a $276 thousand gain on sale of securities available-for-sale; (iii) a $724 thousand decrease in mortgage banking income due to lower activity in loan closings and the period end pipeline,; (iv) $739 thousand increase in income from bank-owned life insurance due primarily to death benefit proceeds of $651 thousand received in the first quarter; and (v) a $288 thousand increase in amortization of the indemnification asset related to the loss share agreements with the FDIC.

Noninterest Expense. The following table presents components of noninterest expense for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Change
	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$9,228	$8,778	$450	5.1%
Occupancy and equipment	2,005	1,908	97	5.1%
Advertising and promotion	233	220	13	5.9%
Legal and professional fees	661	893	(232)	-26.0%
Deposit charges and FDIC insurance	240	487	(247)	-50.7%
Data processing and outside service fees	1,346	1,653	(307)	-18.6%
Communication fees	436	432	4	0.9%
Core deposit intangible amortization	257	257	-	0.0%
Net cost (earnings) of operation of OREO	53	(428)	481	-112.4%
Loan and collection expense	288	326	(38)	-11.7%
Postage and supplies	175	329	(154)	-46.8%
Other tax expense	69	176	(107)	-60.8%
Other noninterest expense	752	890	(138)	-15.5%

Total noninterest expense	$15,743	$15,921	$(178)	-1.1%

Total noninterest expense declined slightly to $15.7 million for the three months ended March 31, 2014, a decrease of 1.1% from $15.9 million for the corresponding period in 2013. Excluding merger-related expenses of $81 thousand and $836 thousand for the three-month periods ended March 31, 2014 and 2013, respectively, noninterest expense increased $0.5 million for the three months ended March 31, 2014, compared to the corresponding period in the prior year. Adjusted noninterest expenses, which exclude merger-related expenses, are a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Salaries and employee benefits expenses increased $0.4 million, or 5.1%, to $9.2 million in the first quarter of 2014, compared to $8.8 million in the comparable period of 2013, primarily due to hiring initiatives designed to drive future organic growth opportunities. Total full-time equivalents increased to 470 at March 31, 2014 from 450 at March 31, 2013. Compensation expense for share-based compensation plans was $246 thousand in the first quarter of 2014 compared to $525 thousand in the comparable period of 2013.

Other notable variances during the first quarter of 2014 include (i) a decrease in legal and professional fees of $0.2 million, or 26.0%, to $0.7 million in the first quarter of 2014 related to merger expenses in the first quarter of 2013 from the Citizens South acquisition; (ii) a decrease in FDIC insurance of $0.2 million, or 50.7%, to $0.2 million resulting from a true-up of the estimated assessment and (iii) a decrease in data processing of $0.3 million, or 18.6%, to $1.3 million related to merger costs from the Citizens South acquisition.

Additionally, we realized a net loss on operation of other real estate during the first quarter of 2014 of $53 thousand. This represents an increase of $481 thousand, or 112.4%, when compared to the earnings from operation of OREO of $0.4 million during the comparable period of 2013. We sold 34 properties in the first quarter of 2014 at a net gain of approximately $127 thousand compared to 80 properties in the first quarter of 2013 at a net gain of approximately $729 thousand.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended March 31, 2014, we recognized income tax expense of $1.5 million compared to income tax expense of $1.7 million for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 is 29.39% compared to 34.73% for the same period in 2013. The change in the effective tax rate was due to the amount of tax-exempt income on municipal securities and the death benefits received on bank-owned life insurance relative to the size of pre-tax income.

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. We strive to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of Federal funds sold. Liquidity is governed by an asset/liability policy approved by the board of directors and administered by an internal Asset-Liability Management Committee (the “ALCO”). The ALCO reports monthly asset/liability-related matters to the Loan and Risk Committee of the board of directors.

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at March 31, 2014 was 22.11% compared to 20.92% at December 31, 2013. Both ratios exceeded our minimum internal target of 10%. In addition, at March 31, 2014, we had $254.2 million of credit available from the FHLB, $156.9 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At March 31, 2014, we had $328.6 million of pre-approved but unused lines of credit, $4.4 million of standby letters of credit and $3.4 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on March 31, 2014 was $266.0 million compared to $262.1 million at December 31, 2013. The $4.0 million increase was the result of net income of $3.6 million during the first three months of 2014, $1.4 million increase in accumulated other comprehensive income from unrealized securities losses, $246 thousand of net share based compensation expense, and $58 thousand in proceeds from the exercise of stock options. The increases were offset by $896 thousand in dividends on common stock, and the repurchase of 69,792 shares of common stock at a total cost of $456 thousand during the first three months of 2014, as part of our previously announced stock repurchase program.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules currently in effect are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. Under current regulations, all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At March 31, 2014, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of federal regulatory requirements.

Actual and required capital levels at March 31, 2014 and December 31, 2013 are presented below:

			Regulatory Minimums
			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions
	March 31, 2014	December 31, 2013	Ratio	Ratio
	(dollars in thousands)
Park Sterling Corporation
Tier 1 capital	$225,702	$218,552
Tier 2 capital	16,223	15,956

Total capital	$241,925	$234,508

Risk-weighted assets	$1,413,311	$1,424,574

Average assets for Tier 1	$1,923,622	$1,879,283

Risk-based capital ratios
Tier 1 capital	15.97%	15.34%	4.00%	6.00%
Total capital	17.12%	16.46%	8.00%	10.00%
Tier 1 leverage ratio	11.73%	11.63%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$201,389	$193,830
Tier 2 capital	16,223	15,956

Total capital	$217,612	$209,786

Risk-weighted assets	$1,414,550	$1,420,331

Average assets for Tier 1	$1,907,664	$1,861,925

Risk-based capital ratios
Tier 1 capital	14.24%	13.65%	4.00%	6.00%
Total capital	15.38%	14.77%	8.00%	10.00%
Tier 1 leverage ratio	10.56%	10.41%	4.00%	5.00%

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

Information about our off-balance sheet risk exposure is presented in Note 16 - Off-Balance Sheet Risk of the 2013 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2014 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” presented our 2013 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2013 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended March 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from January 1, 2014 through January 31, 2014	-	$-	-	2,140,733

Repurchases from February 1, 2014 through February 28, 2014	56,409	6.49	56,409	2,084,324

Repurchases from March 1, 2014 through March 31, 2014	13,383	6.54	9,200	2,075,124

Total	69,792	$6.50	65,609	2,075,124

(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2)	On November 2, 2012, we announced a program which expires on December 31, 2014 to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

During the three months ended March 31, 2014, the Company did not have any unregistered sales of equity securities.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: May 9, 2014	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: May 9, 2014	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934