Form 10-Q
period 2014-06-30
Park Sterling Corp
filed 2014-08-08
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

  As of August 5, 2014, the registrant had outstanding 44,841,266 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2014	2013*

ASSETS

Cash and due from banks	$21,117	$13,087
Interest-earning balances at banks	47,623	41,680
Federal funds sold	280	300
Investment securities available-for-sale, at fair value	349,532	349,491
Investment securities held-to-maturity (fair value of $120,079 and $51,334, respectively)	119,302	51,972
Nonmarketable equity securities	5,906	5,905
Loans held for sale	6,388	2,430
Loans:
Non-covered	1,418,129	1,224,674
Covered	55,532	71,134
Less allowance for loan losses	(9,178)	(8,831)
Net loans	1,464,483	1,286,977

Premises and equipment, net	59,362	55,923
Bank-owned life insurance	56,831	47,832
Deferred tax asset	37,957	36,318
Other real estate owned - noncovered	10,937	9,404
Other real estate owned - covered	5,234	5,088
Goodwill	29,824	26,420
FDIC indemnification asset	6,993	10,025
Core deposit intangible	11,654	8,629
Accrued interest receivable	4,507	4,222
Other assets	7,953	5,087

Total assets	$2,245,883	$1,960,790

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$331,866	$255,861
Interest-bearing	1,530,841	1,344,024
Total deposits	1,862,707	1,599,885

Short-term borrowings	8,575	996
FHLB advances	55,000	55,000
Subordinated debt	23,244	22,052
Accrued interest payable	391	412
Accrued expenses and other liabilities	26,029	20,362
Total liabilities	1,975,946	1,698,707

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 44,833,516 and 44,730,669 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	44,833	44,731
Additional paid-in capital	222,158	222,559
Accumulated earnings (deficit)	4,787	(405)
Accumulated other comprehensive income (loss)	(1,841)	(4,802)
Total shareholders' equity	269,937	262,083

Total liabilities and shareholders' equity	$2,245,883	$1,960,790

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$18,734	$18,805	$35,660	$36,945
Federal funds sold	-	7	-	24
Taxable investment securities	2,152	1,068	4,123	1,934
Tax-exempt investment securities	133	195	355	385
Nonmarketable equity securities	85	25	151	73
Interest on deposits at banks	53	44	74	106
Total interest income	21,157	20,144	40,363	39,467

Interest expense
Money market, NOW and savings deposits	615	379	1,162	786
Time deposits	828	527	1,659	1,135
Short-term borrowings	1	1	1	7
FHLB advances	128	137	255	274
Subordinated debt	506	429	932	858
Total interest expense	2,078	1,473	4,009	3,060
Net interest income	19,079	18,671	36,354	36,407

Provision for loan losses	(365)	75	(382)	384
Net interest income after provision for loan losses	19,444	18,596	36,736	36,023

Noninterest income
Service charges on deposit accounts	1,001	616	1,634	1,380
Income from fiduciary activities	642	648	1,320	1,246
Commissions and fees from investment brokerage	131	83	228	193
Gain (loss) on sale of securities available for sale	(33)	104	243	104
ATM and card income	764	692	1,312	1,180
Mortgage banking income	653	977	897	1,945
Income from bank-owned life insurance	525	528	1,645	909
Amortization of indemnification asset	(606)	(73)	(859)	(38)
Other noninterest income	939	393	1,082	507
Total noninterest income	4,016	3,968	7,502	7,426

Noninterest expense
Salaries and employee benefits	9,684	8,800	18,912	17,578
Occupancy and equipment	2,249	1,980	4,254	3,888
Advertising and promotion	223	150	456	370
Legal and professional fees	1,122	861	1,783	1,754
Deposit charges and FDIC insurance	368	409	608	896
Data processing and outside service fees	1,544	1,640	2,890	3,293
Communication fees	576	448	1,012	880
Core deposit intangible amortization	317	257	574	514
Net cost (earnings) of operation of other real estate owned	206	(36)	259	(464)
Loan and collection expense	304	679	592	1,005
Postage and supplies	170	298	345	627
Other tax expense	494	127	563	303
Other noninterest expense	1,017	1,171	1,769	2,061
Total noninterest expense	18,274	16,784	34,017	32,705

Income before income taxes	5,186	5,780	10,221	10,744

Income tax expense	1,760	1,968	3,240	3,692

Net income	3,426	3,812	6,981	7,052

Preferred dividends	-	302	-	353

Net income to common shareholders	$3,426	$3,510	$6,981	$6,699

Basic earnings per common share	$0.08	$0.08	$0.16	$0.15

Diluted earnings per common share	$0.08	$0.08	$0.16	$0.15

Dividends per common share	$0.02	n/a	$0.02	n/a

Weighted-average common shares outstanding
Basic	43,947,134	44,143,301	43,942,112	44,078,262
Diluted	44,213,802	44,204,581	44,240,105	44,137,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$3,426	$3,812	$6,981	$7,052

Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	5,667	(9,299)	9,022	(10,117)
Change in net unrealized loss on securities transferred to held to maturity	(2,209)	-	(2,209)	-
Reclassification adjustment for net (gains) losses recognized in net income	33	(104)	(243)	(104)
Total securities available for sale and transferred securities	3,491	(9,403)	6,570	(10,221)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(965)	-	(1,887)	-
Total derivatives	(965)	-	(1,887)	-

Other comprehensive income (loss), before tax	2,526	(9,403)	4,683	(10,221)
		.		.
Deferred tax expense (benefit) related to other comprehensive income	941	(3,427)	1,722	(3,813)
		.		.
Other comprehensive income (loss), net of tax	1,585	(5,976)	2,961	(6,408)
		.		.
Total comprehensive income (loss)	$5,011	$(2,164)	$9,942	$644

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)

							Accumulated
							Other
					Additional	Accumulated	Comprehensive	Total
	Preferred Stock		Common Stock		Paid-In	Earnings	Income	Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Equity

Balance at December 31, 2012	20,500,000	$20,500	44,575,853	$44,576	$220,996	$(13,568)	$3,198	$275,702

Issuance of restricted stock grants	-	-	141,500	142	(142)	-	-	-

Forfeitures of restricted stock grants	-	-	(16,860)	(17)	17	-	-	-

Exercise of stock options	-	-	312	-	1	-	-	1

Share-based compensation expense	-	-	-	-	1,063	-	-	1,063

Dividends on preferred stock	-	-	-	-	-	(353)	-	(353)

Net income	-	-	-	-	-	7,052	-	7,052

Other comprehensive income (loss)	-	-	-	-	-	-	(6,408)	(6,408)

Balance at June 30, 2013	20,500,000	$20,500	44,700,805	$44,701	$221,935	$(6,869)	$(3,210)	$277,057

Balance at December 31, 2013	-	$-	44,730,669	$44,731	$222,559	$(405)	$(4,802)	$262,083

Shares issued	-	-	252	-	-	-	-	-

Issuance of restricted stock grants	-	-	220,650	221	(221)	-	-	-

Forfeitures of restricted stock grants	-	-	(3,333)	(4)	4	-	-	-

Exercise of stock options	-	-	39,451	39	138	-	-	177

Share-based compensation expense	-	-	-	-	531	-	-	531

Common stock repurchased	-	-	(154,173)	(154)	(853)	-	-	(1,007)

Dividends on common stock	-	-	-	-	-	(1,789)	-	(1,789)

Net income	-	-	-	-	-	6,981	-	6,981

Other comprehensive income (loss)	-	-	-	-	-	-	2,961	2,961

Balance at June 30, 2014	-	$-	44,833,516	$44,833	$222,158	$4,787	$(1,841)	$269,937

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$6,981	$7,052
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion on acquired loans	(4,865)	(4,639)
Net amortization on investments	160	358
Other depreciation and amortization	4,719	3,890
Provision for loan losses	(382)	384
Share-based compensation expense	531	1,063
Deferred income taxes	3,478	4,144
Amortization of FDIC indemnification asset	859	38
Net gains on sales of investment securities available-for-sale	(243)	(104)
Net gains on sales of loans held for sale	(355)	(1,218)
Net (gains) losses on sales of fixed assets	82	(16)
Net (gains) losses on sales of other real estate owned	(202)	(1,335)
Writedowns on other real estate owned	182	1,012
Proceeds from life insurance death benefit	651	-
Income from bank-owned life insurance	(1,645)	(909)
Proceeds from loans held for sale	23,692	64,578
Disbursements for loans held for sale	(26,905)	(60,198)
Change in assets and liabilities:
Increase in FDIC indemnification asset	(23)	(1,425)
(Increase) decrease in accrued interest receivable	460	(140)
(Increase) decrease in other assets	(1,650)	2,877
Decrease in accrued interest payable	(1,582)	(67)
Increase in accrued expenses and other liabilities	2,882	707
Net cash provided by operating activities	6,825	16,052

Cash flows from investing activities
Net (increase) decrease in loans	(75,222)	50,567
Purchases of premises and equipment	(2,276)	(1,403)
Proceeds from sales of premises and equipment	79	50
Purchases of investment securities available-for-sale	(72,345)	(143,634)
Purchases of investment securities held-to-maturity	(10,017)	-
Proceeds from sales of investment securities available-for-sale	126,314	22,815
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	17,721	26,195
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	1,643	-
FDIC reimbursement of recoverable covered asset losses	2,196	5,236
Proceeds from sale of other real estate owned	6,749	13,392
Net redemptions of nonmarketable equity securities	2,947	1,517
Acquisitions, net of cash acquired	64,141	-
Net cash provided (used) by investing activities	61,930	(25,265)

Cash flows from financing activities
Net decrease in deposits	(1,596)	(38,899)
Repayments of long-term borrowings	(41,415)	(15,000)
Increase (decrease) in short-term borrowings	2,819	(7,967)
Redemption of junior subordinated debt	(6,895)	-
Exercise of stock options	177	1
Repurchase of common stock	(1,007)	-
Dividends on common stock	(1,789)	-
Dividends on preferred stock	-	(353)
Repurchase of preferred stock	(5,096)	-
Net cash used by financing activities	(54,802)	(62,218)

Net increase (decrease) in cash and cash equivalents	13,953	(71,431)

Cash and cash equivalents, beginning	55,067	184,142

Cash and cash equivalents, ending	$69,020	$112,711

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,030	$3,127
Cash paid for income taxes	160	37

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$6,570	$(10,221)
Change in unrealized gain on cash flow hedge, net of tax	(1,887)	-
Loans transferred to other real estate owned	5,280	4,279
Securities available-for-sale transferred to held-to-maturity	58,972	-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statement

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At June 30, 2014 and December 31, 2013, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2014 and December 31, 2013, and the results of its operations and cash flows for the three and six months ended June 30, 2014 and 2013. Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

Note 2 - Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-04”). ASU 2014-04 amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Accounting Standards Codification (“ASC”) to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 changes the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance but does not expect these amendments to have a material effect on its financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). ASU 2014-11 makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company is currently evaluating the impact of this guidance but does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period—a consensus of the FASB Emerging Issues Task Force” (“ASU 2014-12”). ASU 2014-12 clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

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

Provident Community Bancshares, Inc.

On May 1, 2014, the Company completed its acquisition of Provident Community Bancshares, Inc. (“Provident Community”) pursuant to the Agreement and Plan of Merger, dated as of March 4, 2014 (the “Agreement”), under which Provident Community, a bank holding company headquartered in Rock Hill, South Carolina, was merged with and into the Company with the Company as the surviving entity. Pursuant to the Agreement, each share of Provident Community common stock was cancelled and converted into the right to receive a cash payment from the Company equal to $0.78 per share, or approximately $1.4 million in the aggregate. In addition, immediately prior to completion of the merger, the Company purchased from the United States Department of the Treasury (“Treasury”) the issued and outstanding shares of Provident Community’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Provident Community Series A Preferred Stock”), and all of the related warrants to purchase shares of Provident Community’s common stock, for an aggregate purchase price of approximately $5.1 million (representing a 45% discount from face value). Thereafter, pursuant to the Agreement, the Provident Community Series A Preferred Stock and related warrants were cancelled in connection with the completion of the merger. Simultaneously with completion of the merger, Provident Community Bank, N.A. merged into the Bank.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The assets acquired and liabilities assumed from Provident Community were recorded at their fair value as of the closing date of the merger. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $3.4 million was generated from the acquisition, none of which is expected to be deductible for income tax purposes. The following table summarizes the consideration paid by the Company in the merger with Provident Community and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded	Fair Value and Other
	by	Merger Related	As Recorded
	Provident	Adjustments	by the Company
Consideration Paid
Cash			$1,397
Fair value of noncontrolling interest			5,096

Fair Value of Total Consideration Transferred			$6,493

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$65,538	$-	$65,538
Securities	124,035	-	124,035
Nonmarketable equity securities	2,948	-	2,948
Loans held for sale	390	-	390
Loans, net of allowance	112,412	(8,034)	104,378
Premises and equipment	3,150	32	3,182
Core deposit intangibles	-	3,600	3,600
Interest receivable	748	(3)	745
Other real estate owned	3,666	(538)	3,128
Bank owned life insurance	8,536	-	8,536
Deferred tax asset	1,628	5,210	6,838
Other assets	1,438	(208)	1,230

Total assets acquired	$324,489	$59	$324,548

Deposits	$264,281	$177	$264,458
Federal Home Loan Bank advances	37,500	3,915	41,415
Junior Subordinated Debt	12,372	(4,558)	7,814
Short term borrowings	4,760	-	4,760
Other liabilities	2,087	925	3,012

Total liabilities assumed	$321,000	$459	$321,459

Total identifiable assets	$3,489	$(400)	$3,089

Goodwill resulting from acquisition			$3,404

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table discloses the impact of the merger with Provident Community (excluding the impact of merger-related expenses) since the acquisition on May 1, 2014 through June 30, 2014. The table also presents certain pro forma information as if Provident Community had been acquired on January 1, 2014 and January 1, 2013, respectively. These results combine the historical results of Provident Community in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014 and January 1, 2013. Acquisition-related costs of $643 thousand are included in the Company’s consolidated statements of income for the six months ended June 30, 2014 and are not included in the proforma information below. In particular, no adjustments have been made to eliminate the amount of Provident Community provision for loan losses of $500 thousand in 2013 or the impact of OREO write-downs recognized by Provident Community of $71 thousand in 2014 that may not have been necessary had the acquired loans and OREO been recorded at fair value as of the beginning of 2014 or 2013. Furthermore, expenses related to systems conversions and other costs of integration are expected to be recorded during 2014. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

	Actual Since
	Acquisition	Pro Forma	Pro Forma
	Through	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014	June 30, 2013

Total revenues (net interest income plus other income)	$1,132	$45,836	$47,752
Net income	$158	$3,799	$5,020

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of investment securities at June 30, 2014 and December 31, 2013 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2014
Securities available-for-sale:
U.S. Government agencies	$511	$38	$-	$549
Municipal securities	11,963	838	-	12,801
Residential agency pass-through securities	104,128	1,712	(149)	105,691
Residential collateralized mortgage obligations	140,740	576	(1,480)	139,836
Commercial mortgage-backed securities	5,033	-	(140)	4,893
Asset-backed securities	78,026	4	(1,369)	76,661
Corporate and other securities	7,279	13	-	7,292
Equity securities	1,250	559	-	1,809
Total securities available-for-sale	$348,930	$3,740	$(3,138)	$349,532

Securities held-to-maturity:
Residential agency pass-through securities	$46,061	$786	$-	$46,847
Residential collateralized mortgage obligations	8,843	61	-	8,904
Commercial mortgage-backed securities	58,475	63	(2)	58,536
Asset-backed securities	5,923	-	(131)	5,792
Total securities held-to-maturity	$119,302	$910	$(133)	$120,079

December 31, 2013
Securities available-for-sale:
U.S. Government agencies	$513	$45	$-	$558
Municipal securities	15,826	680	-	16,506
Residential agency pass-through securities	90,043	741	(536)	90,248
Residential collateralized mortgage obligations	105,667	51	(2,369)	103,349
Commercial mortgage-backed securities	66,396	-	(4,994)	61,402
Asset-backed securities	73,369	1	(2,293)	71,077
Corporate and other securities	4,461	-	(16)	4,445
Equity securities	1,393	513	-	1,906
Total securities available-for-sale	$357,668	$2,031	$(10,208)	$349,491

Securities held-to-maturity:
Residential agency pass-through securities	$41,125	$-	$(392)	$40,733
Residential collateralized mortgage obligations	4,982	-	(74)	4,908
Asset-backed securities	5,865	-	(172)	5,693
Total securities held-to-maturity	$51,972	$-	$(638)	$51,334

At June 1, 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2014 totaled $2.2 million. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. There were no other transfers of securities during the three or six month periods ended June 30, 2014.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At June 30, 2014 and December 31, 2013, investment securities with a fair market value of $149.7 million and $99.5 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At June 30, 2014 and December 31, 2013, commercial MBS include $57.4 million and $55.7 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million and $5.7 million, respectively, of private-label securities collateralized by commercial properties.

At June 30, 2014 and December 31, 2013, asset-backed securities include a $5.8 million and $5.7 million security, respectively, which is approximately 42% collateralized by the Federal Family Education Loan Program and approximately 58% collateralized by private student loan programs.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

Maturities of Investment Portfolio

	June 30, 2014
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
U.S. Government agencies
Due after one year through five years	$511	$549
Municipal securities
Due after ten years	11,963	12,801
Residential agency pass-through securities
Due after five years through ten years	19,464	19,783
Due after ten years	84,664	85,908
Residential collateralized mortgage obligations
Due after ten years	140,740	139,836
Commercial mortgage-backed obligations
Due after five years through ten years	5,033	4,892
Asset-backed securities
Due after ten years	78,026	76,661
Corporate and other securities
Due after five years through ten years	3,961	3,975
Due after ten years	3,318	3,318
Equity securities
Due after ten years	1,250	1,809
Total securities available-for-sale	$348,930	$349,532

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$46,061	$46,847
Residential collateralized mortgage obligations
Due after ten years	8,843	8,904
Commercial mortgage-backed obligations
Due after five years through ten years	58,475	58,536
Asset-backed securities
Due after ten years	5,923	5,792
Total securities held-to-maturity	$119,302	$120,079

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Securities available-for-sale of $123.9 million and $22.8 million were sold in the three months ended June 30, 2014 and 2013, respectively, resulting in a gross loss of $0.03 million and a gross gain of $0.1 million, respectively. Securities available-for-sale of $126.3 million and $22.8 million were sold in the six months ended June 30, 2014 and 2013, respectively, resulting in gross gains of $0.2 million and $0.01 million, respectively. The increase in sales of securities during the second quarter of 2014 is due to the sale of the majority of the securities acquired in the acquisition of Provident Community.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at June 30, 2014 and December 31, 2013. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At June 30, 2014, fourteen securities have been in a continuous loss position for twelve months or more. At December 31, 2013, five securities had been in a continuous loss position for twelve months or more.

The “Volcker Rule” under the Dodd-Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund or private equity fund). At June 30, 2014 and December 31, 2013, the Company held two and four investments, respectively, in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $14.8 million and $23.4 million, respectively, which are included in asset-backed securities, which could be impacted by the Volcker Rule. The collateral eligibility language in one of the securities held at December 31, 2013, with a fair value of $5.0 million, has been amended to comply with the new bank investment criteria under the Volcker Rule. The Company recognized a loss of $33,000 on the sale of one of these securities, that existed at December 31, 2013, during the second quarter of 2014 given expectations that it would not be amended to comply with the Volcker Rule. The Company’s investments in the remaining securities, which had a net unrealized loss of $178,000 at June 30, 2014 and $274,000 at December 31, 2013, are currently prohibited under the Volcker Rule. The Company will determine any disposition plans for these securities as documentation is, or is not, amended. Under current Federal regulations, banks have until July 21, 2017 to conform their CLO interests to avoid the trading restrictions under the Volcker Rule. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary-impairment with respect to these securities in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at either June 30, 2014 or December 31, 2013.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
Securities available-for-sale:
Residential agency pass-through securities	$5,841	$(6)	$8,295	$(143)	$14,136	$(149)
Residential collateralized mortgage obligations	33,369	(239)	43,214	(1,241)	76,583	(1,480)
Commercial mortgage-backed securities	-	-	4,892	(140)	4,892	(140)
Asset-backed securities	24,164	(270)	32,516	(1,099)	56,680	(1,369)

Total temporarily impaired available-for-sale securities	$63,374	$(515)	$88,917	$(2,623)	$152,291	$(3,138)

Securities held-to-maturity:
Commercial mortgage-backed securities	$-	$-	$3,055	$(2)	$3,055	$(2)
Asset-backed securities	5,792	(131)	-	-	5,792	(131)

Total temporarily impaired held-to-maturity securities	$5,792	$(131)	$3,055	$(2)	$8,847	$(133)

December 31, 2013
Securities available-for-sale:
Residential agency pass-through securities	$32,674	$(536)	$-	$-	$32,674	$(536)
Residential collateralized mortgage obligations	55,856	(1,687)	18,167	(682)	74,023	(2,369)
Commercial mortgage-backed securities	42,391	(3,247)	19,011	(1,747)	61,402	(4,994)
Asset-backed securities	56,106	(2,236)	4,986	(57)	61,092	(2,293)
Corporate and other securities	3,945	(16)	-	-	3,945	(16)

Total temporarily impaired available-for-sale securities	$190,972	$(7,722)	$42,164	$(2,486)	$233,136	$(10,208)

Securities held-to-maturity:
Residential agency pass-through securities	$40,733	$(392)	$-	$-	$40,733	$(392)
Residential collateralized mortgage obligations	4,908	(74)	-	-	4,908	(74)
Asset-backed securities	5,693	(172)	-	-	5,693	(172)

Total temporarily impaired held-to-maturity securities	$51,334	$(638)	$-	$-	$51,334	$(638)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investments in four statutory trusts. These investments totaled $5.9 million at June 30, 2014 and $5.9 million December 31, 2013. Included in these amounts at June 30, 2014 and December 31, 2013 was $4.5 million and $4.9 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of June 30, 2014 and December 31, 2013. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At June 30, 2014 and December 31, 2013, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	June 30, 2014			December 31, 2013
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$7,097	$135,876	$142,973	$5,737	$116,663	$122,400
Commercial real estate (CRE) - owner-occupied	32,445	275,069	307,514	35,760	231,821	267,581
CRE - investor income producing	56,071	401,437	457,508	56,996	325,191	382,187
AC&D - 1-4 family construction	-	28,549	28,549	-	19,959	19,959
AC&D - lots, land & development	22,115	40,573	62,688	22,699	42,890	65,589
AC&D - CRE	117	43,484	43,601	121	56,638	56,759
Other commercial	2,222	4,358	6,580	137	3,712	3,849
Total commercial loans	120,067	929,346	1,049,413	121,450	796,874	918,324

Consumer:
Residential mortgage	31,518	163,334	194,852	32,826	140,550	173,376
Home equity lines of credit (HELOC)	1,850	152,071	153,921	1,402	142,352	143,754
Residential construction	8,666	40,237	48,903	6,920	33,901	40,821
Other loans to individuals	1,112	23,954	25,066	1,189	17,606	18,795
Total consumer loans	43,146	379,596	422,742	42,337	334,409	376,746
Total loans	163,213	1,308,942	1,472,155	163,787	1,131,283	1,295,070
Deferred costs	-	1,506	1,506	-	738	738
Total loans, net of deferred costs	$163,213	$1,310,448	$1,473,661	$163,787	$1,132,021	$1,295,808

Included in the June 30, 2014 and December 31, 2013 loan totals are $55.5 million and $71.1 million, respectively, of covered loans pursuant to FDIC loss share agreements. Of these amounts, at June 30, 2014, approximately $52.8 million is included in PCI loans and $2.7 million is included in all other loans. At December 31, 2013, approximately $68.0 million is included in PCI loans and $3.2 million is included in all other loans.

At June 30, 2014 and December 31, 2013, the Company had sold participations in loans aggregating $6.7 million and $3.3 million, respectively, to other financial institutions on a nonrecourse basis. Of the $6.7 million in participation loans outstanding at June 30, 3014, $3.6 million were acquired in connection with the Provident Community merger. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. At June 30, 2014, the Company was servicing approximately $4.3 million of residential mortgage loans for the benefit of others.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does  for on-balance sheet instruments. Total loans sold with limited recourse in the three months ended June 30, 2014 and 2013 were $13.1 million and $32.9 million, respectively. Total loans sold with limited recourse in the six months ended June 30, 2014 and 2013 were $21.4 million and $63.5 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At June 30, 2014, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $496.4 million. At December 31, 2013, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $472.4 million.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At June 30, 2014 and December 31, 2013, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended June 30, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,547	$431	$1,550	$-	$754	$1,580	$222	$26	$573	$1,408	$382	$80	$8,553
Provision for loan losses	162	(209)	(137)	-	412	(493)	1	25	(212)	356	238	22	165
Charge-offs	-	-	-	-	(15)	-	-	-	(52)	(332)	-	(12)	(411)
Recoveries	64	251	12	-	64	359	-	-	63	20	31	7	871
Net charge-offs	64	251	12	-	49	359	-	-	11	(312)	31	(5)	460
Balance, end of period	$1,773	$473	$1,425	$-	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$518	$-	$-	$-	$-	$-	$-	$1	$1	$3	$523
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	(1)	-	-	(1)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	(1)	-	-	(1)
PCI provision for loan losses	-	-	(517)	-	-	-	-	-	-	-	(1)	(3)	(521)
Benefit attributable to FDIC loss share agreements	-	-	(9)	-	-	-	-	-	-	-	-	-	(9)
Total provision for loan losses charged to operations	-	-	(526)	-	-	-	-	-	-	-	(1)	(3)	(530)
Provision for loan losses recorded through FDIC loss share receivable	-	-	8	-	-	-	-	-	-	-	-	-	8
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,773	$473	$1,425	$-	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178

For the six months ended June 30, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,491	$399	$1,797	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471
Provision for loan losses	76	(179)	(186)	-	327	(1,472)	(76)	25	4	769	225	36	(451)
Charge-offs	-	-	(273)	-	(15)	(4)	-	-	(63)	(398)	(7)	(22)	(782)
Recoveries	206	253	87	-	64	1,171	-	1	73	31	43	11	1,940
Net charge-offs	206	253	(186)	-	49	1,167	-	1	10	(367)	36	(11)	1,158
Balance, end of period	$1,773	$473	$1,425	$-	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$-	$360
PCI Impairment charge-offs	-	-	(5)	-	-	-	-	-	(1)	(144)	-	-	(150)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	(5)	-	-	-	-	-	(1)	(144)	-	-	(150)
PCI provision for loan losses	-	-	(354)	-	-	-	-	-	1	144	-	-	(209)
Benefit attributable to FDIC loss share agreements	-	-	278	-	-	-	-	-	-	-	-	-	278
Total provision for loan losses charged to operations	-	-	(76)	-	-	-	-	-	1	144	-	-	69
Provision for loan losses recorded through FDIC loss share receivable	-	-	(279)	-	-	-	-	-	-	-	-	-	(279)
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,773	$473	$1,425	$-	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2013.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended June 30, 2013
Allowance for Loan Losses:
Balance, beginning of period	$1,676	$322	$1,235	$4,218	$-	$-	$-	$6	$349	$1,440	$450	$66	$9,762
Provision for loan losses	407	57	(101)	(687)	-	-	-	(2)	(101)	364	39	24	-
Charge-offs	(543)	(40)	(18)	(6)	-	-	-	-	(2)	(509)	(2)	(13)	(1,133)
Recoveries	45	4	303	405	-	-	-	-	21	16	31	9	834
Net charge-offs	(498)	(36)	285	399	-	-	-	-	19	(493)	29	(4)	(299)
Balance, end of period	$1,585	$343	$1,419	$3,930	$-	$-	$-	$4	$267	$1,311	$518	$86	$9,463

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$385	$-	$-	$-	$-	$318	$3	$245	$36	$987
PCI provision for loan losses	-	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment charge-off	-	-	-	25	-	-	-	-	-	-	-	-	25
Net PCI impairment charge-offs	-	-	-	25	-	-	-	-	-	-	-	-	25
PCI provision for loan losses	216	-	1	35	-	-	-	-	76	-	44	-	372
Benefit attributable to FDIC loss share agreements	(104)	-	(1)	(192)	-	-	-	-	-	-	-	-	(297)
Total provision for loan losses charged to operations	112	-	-	(157)	-	-	-	-	76	-	44	-	75
Provision for loan losses recorded through FDIC loss share receivable	104	-	1	192	-	-	-	-	-	-	-	-	297
Balance, end of period	$216	$-	$1	$445	$-	$-	$-	$-	$394	$3	$289	$36	$1,384

Total Allowance for Loan Losses	$1,801	$343	$1,420	$4,375	$-	$-	$-	$4	$661	$1,314	$807	$122	$10,847

For the six months ended June 30, 2013
Allowance for Loan Losses:
Balance, beginning of period	$849	$496	$1,102	$4,157	$-	$-	$-	$8	$454	$1,463	$1,046	$49	$9,624
Provision for loan losses	1,201	(120)	105	(975)	-	-	-	(4)	(215)	398	(562)	45	(127)
Charge-offs	(556)	(40)	(221)	(6)	-	-	-	-	(4)	(591)	(2)	(29)	(1,449)
Recoveries	91	7	433	754	-	-	-	-	32	41	36	21	1,415
Net charge-offs	(465)	(33)	212	748	-	-	-	-	28	(550)	34	(8)	(34)
Balance, end of period	$1,585	$343	$1,419	$3,930	$-	$-	$-	$4	$267	$1,311	$518	$86	$9,463

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$225	$-	$-	$542	$-	$-	$-	$-	$200	$-	$-	$-	$967
PCI provision for loan losses	-	-	(16)	(14)	-	-	-	(386)	-	-	-	-	(416)
PCI impairment charge-off	-	-	-	25	-	-	-	-	-	-	-	-	25
Net PCI impairment charge-offs	-	-	(16)	11	-	-	-	(386)	-	-	-	-	(391)
PCI provision for loan losses	(9)	-	17	(108)	-	-	-	386	194	3	289	36	808
Benefit attributable to FDIC loss share agreements	(104)	-	(1)	(192)	-	-	-	-	-	-	-	-	(297)
Total provision for loan losses charged to operations	(113)	-	16	(300)	-	-	-	386	194	3	289	36	511
Provision for loan losses recorded through FDIC loss share receivable	104	-	1	192	-	-	-	-	-	-	-	-	297
Balance, end of period	$216	$-	$1	$445	$-	$-	$-	$-	$394	$3	$289	$36	$1,384

Total Allowance for Loan Losses	$1,801	$343	$1,420	$4,375	$-	$-	$-	$4	$661	$1,314	$807	$122	$10,847

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at June 30, 2014 and December 31, 2013.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At June 30, 2014
Allowance for Loan Losses:
Individually evaluated for impairment	$20	$30	$68	$-	$-	$8	$-	$43	$171	$415	$193	$11	$959
Collectively evaluated for impairment	1,753	443	1,357	-	1,215	1,438	223	8	201	1,037	458	86	8,219
	1,773	473	1,425	-	1,215	1,446	223	51	372	1,452	651	97	9,178
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,773	$473	$1,425	$-	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178

Recorded Investment in Loans:
Individually evaluated for impairment	$791	$3,063	$1,356	$-	$-	$1,141	$-	$257	$3,351	$3,159	$628	$65	$13,811
Collectively evaluated for impairment	135,085	272,006	400,081	-	28,549	39,432	43,484	4,101	159,983	148,912	39,609	23,889	1,295,131
	135,876	275,069	401,437	-	28,549	40,573	43,484	4,358	163,334	152,071	40,237	23,954	1,308,942
Purchased credit-impaired	7,097	32,445	56,071	-	-	22,115	117	2,222	31,518	1,850	8,666	1,112	163,213
Total	$142,973	$307,514	$457,508	$-	$28,549	$62,688	$43,601	$6,580	$194,852	$153,921	$48,903	$25,066	$1,472,155

At December 31, 2013
Allowance for Loan Losses:
Individually evaluated for impairment	$14	$14	$527	$-	$-	$-	$-	$18	$167	$137	$7	$-	$884
Collectively evaluated for impairment	1,477	385	1,270	-	839	1,751	299	7	191	913	383	72	7,587
	1,491	399	1,797	-	839	1,751	299	25	358	1,050	390	72	8,471
Purchased credit-impaired	-	-	360	-	-	-	-	-	-	-	-	-	360
Total	$1,491	$399	$2,157	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,831

Recorded Investment in Loans:
Individually evaluated for impairment	$265	$1,902	$3,216	$-	$-	$1,888	$-	$262	$4,513	$3,014	$66	$60	$15,186
Collectively evaluated for impairment	116,398	229,919	321,975	-	19,959	41,002	56,638	3,450	136,037	139,338	33,835	17,546	1,116,097
	116,663	231,821	325,191	-	19,959	42,890	56,638	3,712	140,550	142,352	33,901	17,606	1,131,283
Purchased credit-impaired	5,737	35,760	56,996	-	-	22,699	121	137	32,826	1,402	6,920	1,189	163,787
Total	$122,400	$267,581	$382,187	$-	$19,959	$65,589	$56,759	$3,849	$173,376	$143,754	$40,821	$18,795	$1,295,070

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

In the past, the Company has recorded a minimum reserve as part of the quantitative component. A minimum reserve is utilized when the Company has insufficient internal loss history or when internal loss history falls below the minimum reserve percentage. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks. During the second quarter of 2014, the Company determined that it would use the calculated average historical loss rates and adjust to the minimum reserve amounts in its qualitative component. This change represented a reclassification between components of the allowance and had no impact on the calculation in total.

During the third quarter of 2013, the Company segregated the AC&D portfolio into three collateral types: (i) 1-4 family construction, (ii) lots, land and development and (iii) CRE construction. These enhancements strengthen the granularity of the allowance methodology and are reflective of the distinctions in credit quality indicators for the three collateral types as well as the Company’s present origination activities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following look back periods were utilized by management in determining the quantitative reserve component at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Look back periods (in calendar quarters)
Commercial:
Commercial and industrial	15	15
CRE - owner-occupied	15	Minimum
CRE - investor income producing	15	15
AC&D - 1-4 family construction	15	15
AC&D - lots, land, & development	15	15
AC&D - CRE	15	Minimum
Other commercial	15	Minimum
Residential mortgage	15	12
HELOC	15	12
Residential construction	14	12
Other loans to individuals	15	Minimum

The changes in the look back periods noted above were made to provide a better estimate of the loss inherent in the portfolio for each loan category and to reflect the availability of loss history. The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the acquired purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. At June 30, 2014 and December 31, 2013, this analysis did not indicate a need for a provision for loan losses for the acquired purchased performing portfolio. The remaining mark on the acquired purchased performing loan portfolio was $4.1 million and $4.5 million at June 30, 2014 and December 31, 2013, respectively.

3)

Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. The Company has historically focused directly on five specific environmental factors. These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors. During the second quarter of 2014, the Company introduced two new environmental factors – changes in loan review system and geographical considerations - which are discussed below. Management believes these additional categories provide enhanced accuracy in the determination of the allowance. Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in 5 basis point increments, up or down, with a maximum of 0.50%. Details of the seven environmental factors for inclusion in the allowance methodology are as follows:

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

iv.	Changes in lending practices, which may relate to changes in credit policies, procedures, systems or staff;

v.	Changes in loan review system, which may introduce uncertainty in loan grading, collateral adequacy and valuation and impairment classification;

vi.

Geographical considerations, which may relate to economic and/or environmental issues unique to a geographical area including but not limited to elimination of a major employer, natural disaster, or long-term states of emergency; and

vii.

Other factors, which is intended to capture the incremental adjustment, by loan type, to internally calculated minimum reserves (as discussed above) and environmental factors not specifically identified above.

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

This analysis resulted in net (recovery) impairment for the three and six months ended June 30, 2014 of ($521) thousand and ($209) thousand, respectively. Additionally, in the three and six month periods, approximately $9 thousand and $(278) thousand, respectively, are attributable to covered loans under FDIC loss share agreements. In the three month period, these covered loan impairments were a function of an increase in expected losses and as a result, the FDIC indemnification asset was increased. In the six month period, these covered impairments were a function of a decrease in expected losses. See Note 6 – FDIC Loss Share Agreements for further discussion. A full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three and six months ended June 30, 2014 and 2013.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both June 30, 2014 and December 31, 2013, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of June 30, 2014 and December 31, 2013, by loan class and by credit quality indicator.

	As of June 30, 2014
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$140,943	$303,489	$448,691	$28,549	$59,271	$43,601	$6,323	$1,030,867
Special mention	909	1,901	6,392	-	1,755	-	145	11,102
Classified	1,121	2,124	2,425	-	1,662	-	112	7,444
Total	$142,973	$307,514	$457,508	$28,549	$62,688	$43,601	$6,580	$1,049,413

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$191,881	$148,698	$48,154	$25,001	$413,734
Special mention	1,517	2,152	121	63	3,853
Classified	1,454	3,071	628	2	5,155
Total	$194,852	$153,921	$48,903	$25,066	$422,742

Total Loans					$1,472,155

	As of December 31, 2013
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$120,037	$260,472	$373,464	$19,959	$60,332	$56,759	$3,587	$894,610
Special mention	1,692	6,126	3,628	-	2,802	-	150	14,398
Classified	671	983	5,095	-	2,455	-	112	9,316
Total	$122,400	$267,581	$382,187	$19,959	$65,589	$56,759	$3,849	$918,324

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$169,519	$137,626	$39,824	$18,301	$365,270
Special mention	1,864	2,893	766	488	6,011
Classified	1,993	3,235	231	6	5,465
Total	$173,376	$143,754	$40,821	$18,795	$376,746

Total Loans					$1,295,070

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of June 30, 2014 and December 31, 2013.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of June 30, 2014
Commercial:
Commercial and industrial	$109	$1,162	$122	$7,097	$134,483	$142,973
CRE - owner-occupied	1,549	-	176	32,445	273,344	307,514
CRE - investor income producing	63	1,462	457	56,071	399,455	457,508
AC&D - 1-4 family construction	-	-	-	-	28,549	28,549
AC&D - lots, land & development	-	393	399	22,115	39,781	62,688
AC&D - CRE	-	-	-	117	43,484	43,601
Other commercial	-	-	112	2,222	4,246	6,580
Total commercial loans	1,721	3,017	1,266	120,067	923,342	1,049,413

Consumer:
Residential mortgage	-	209	437	31,518	162,688	194,852
HELOC	238	367	345	1,850	151,121	153,921
Residential construction	58	-	394	8,666	39,785	48,903
Other loans to individuals	70	3	280	1,112	23,601	25,066
Total consumer loans	366	579	1,456	43,146	377,195	422,742
Total loans	$2,087	$3,596	$2,722	$163,213	$1,300,537	$1,472,155

As of December 31, 2013
Commercial:
Commercial and industrial	$96	$52	$149	$5,737	$116,366	$122,400
CRE - owner-occupied	418	-	209	35,760	231,194	267,581
CRE - investor income producing	655	-	3,161	56,996	321,375	382,187
AC&D - 1-4 family construction	-	-	-	-	19,959	19,959
AC&D - lots, land & development	48	-	292	22,699	42,550	65,589
AC&D - CRE	-	-	-	121	56,638	56,759
Other commercial	-	112	-	137	3,600	3,849
Total commercial loans	1,217	164	3,811	121,450	791,682	918,324

Consumer:
Residential mortgage	-	32	1,340	32,826	139,178	173,376
HELOC	248	160	698	1,402	141,246	143,754
Residential construction	25	-	66	6,920	33,810	40,821
Other loans to individuals	14	11	-	1,189	17,581	18,795
Total consumer loans	287	203	2,104	42,337	331,815	376,746
Total loans	$1,504	$367	$5,915	$163,787	$1,123,497	$1,295,070

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

The Company’s quarterly cash flow analyses of PCI loan pools indicated a net release of previous impairment of $521 thousand for the three months ended June 30, 2014 and $209 thousand for the six months ended June 30, 2014 as the pools impacted showed improved expected cash flows. The following tables do not include information regarding impairment of the Company’s PCI loans. Additional information regarding these impairments and reversals are shown in the tables and discussion above.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$667	$958	$-	$183	$473	$-
CRE - owner-occupied	2,880	2,969	-	1,815	1,955	-
CRE - investor income producing	941	949	-	30	47	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	1,093	1,206		1,888	4,475
AC&D - CRE	-	-		-	-
Other commercial	-	-	-	150	167	-
Total commercial loans	5,581	6,082	-	4,066	7,117	-
Consumer:
Residential mortgage	2,006	2,798	-	3,080	3,926	-
HELOC	1,411	1,996	-	2,478	2,855	-
Residential construction	18	39	-	26	39	-
Other loans to individuals	-	-	-	58	62	-
Total consumer loans	3,435	4,833	-	5,642	6,882	-
Total impaired loans with no related allowance recorded	$9,016	$10,915	$-	$9,708	$13,999	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$124	$135	$20	$82	$90	$14
CRE - owner-occupied	183	188	30	87	88	14
CRE - investor income producing	415	422	68	3,186	3,673	527
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	48	49	8	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	257	274	43	112	112	18
Total commercial loans	1,027	1,068	169	3,467	3,963	573
Consumer:
Residential mortgage	1,346	1,407	171	1,433	1,485	167
HELOC	1,748	1,818	415	536	587	137
Residential construction	609	615	193	40	42	7
Other loans to individuals	65	68	11	2	4	-
Total consumer loans	3,768	3,908	790	2,011	2,118	311
Total impaired loans with an allowance recorded	$4,795	$4,976	$959	$5,478	$6,081	$884

Total Impaired Loans:
Commercial:
Commercial and industrial	$791	$1,093	$20	$265	$563	$14
CRE - owner-occupied	3,063	3,157	30	1,902	2,043	14
CRE - investor income producing	1,356	1,371	68	3,216	3,720	527
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	1,141	1,255	8	1,888	4,475	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	257	274	43	262	279	18
Total commercial loans	6,608	7,150	169	7,533	11,080	573
Consumer:
Residential mortgage	3,352	4,205	171	4,513	5,411	167
HELOC	3,159	3,814	415	3,014	3,442	137
Residential construction	627	654	193	66	81	7
Other loans to individuals	65	68	11	60	66	-
Total consumer loans	7,203	8,741	790	7,653	9,000	311

Total impaired loans	$13,811	$15,891	$959	$15,186	$20,080	$884

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The average recorded investment and interest income recognized on impaired loans, by class, for the three and six months ended June 30, 2014 and June 30, 2013 are shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$667	$6	$297	$-	$391	$14	$476	$-
CRE - owner-occupied	2,881	15	2,135	-	2,328	46	1,602	-
CRE - investor income producing	945	7	224	106	456	17	2,471	123
AC&D	-	-	2,936	-	-	-	5,250	-
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	1,102	34	-	-	1,738	78	-	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	74	-	160	-	122	4	162	-
Total commercial loans	5,669	62	5,752	106	5,035	159	9,961	123
Consumer:
Residential mortgage	2,353	16	2,247	14	2,707	31	1,626	31
Home equity lines of credit	1,382	7	1,315	-	1,504	13	1,129	-
Residential construction	18	-	1	-	12	-	56	-
Other loans to individuals	27	-	66	1	47	1	70	2
Total consumer loans	3,780	23	3,629	15	4,270	45	2,881	33
Total impaired loans with no related allowance recorded	$9,449	$85	$9,381	$121	$9,305	$204	$12,842	$156

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$135	$-	$1,010	$-	$246	$-	$521	$1
CRE - owner-occupied	165	1	-	-	113	3	12	-
CRE - investor income producing	242	3	3,644	38	2,204	3	1,531	75
AC&D	-	-	125	-	-	-	341	-
AC&D - 1-4 family construction	48	-	-	-	19	2	-	-
AC&D - lots, land & development	48	-	-	-	69	-	-	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	184	5	-	-	96	5	-	-
Total commercial loans	822	9	4,779	38	2,747	13	2,405	76
Consumer:
Residential mortgage	1,454	9	1,216	6	1,381	18	1,220	16
Home equity lines of credit	1,704	2	654	1	1,361	4	489	2
Residential construction	321	-	-	-	152	-	-	-
Other loans to individuals	33	2	2	-	15	2	-	-
Total consumer loans	3,512	13	1,872	7	2,909	24	1,709	18
Total impaired loans with an allowance recorded	$4,334	$22	$6,651	$45	$5,656	$37	$4,114	$94

Total Impaired Loans:
Commercial:
Commercial and industrial	$802	$6	$1,307	$-	$637	$14	$997	$1
CRE - owner-occupied	3,046	16	2,135	-	2,441	49	1,614	-
CRE - investor income producing	1,187	10	3,868	144	2,660	20	4,002	198
AC&D	-	-	3,061	-	-	-	5,591	-
AC&D - 1-4 family construction	48	-	-	-	19	2	-	-
AC&D - lots, land & development	1,150	34	-	-	1,807	78	-	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	258	5	160	-	218	9	162	-
Total commercial loans	6,491	71	10,531	144	7,782	172	12,366	199
Consumer:
Residential mortgage	3,807	25	3,463	20	4,088	49	2,846	47
Home equity lines of credit	3,086	9	1,969	1	2,865	17	1,618	2
Residential construction	339	-	1	-	164	-	56	-
Other loans to individuals	60	2	68	1	62	3	70	2
Total consumer loans	7,292	36	5,501	22	7,179	69	4,590	51

Total impaired loans	$13,783	$107	$16,032	$166	$14,961	$241	$16,956	$250

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three and six months ended June 30, 2014, the Company recognized $107 thousand and $241 thousand, respectively, in interest income with respect to impaired loans, primarily accruing TDRs, within the period the loans were impaired. During the three and six months ended June 30, 2013, the Company recognized $166 thousand and $250 thousand, respectively, in interest income with respect to impaired loans, primarily accruing TDRs, within the period the loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At June 30, 2014, there was $775 thousand in loans past due 90 days or more and accruing interest. At December 31, 2013, there was $17 thousand in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at June 30, 2014 and December 31, 2013. The recorded investment in nonaccrual loans at June 30, 2014 and December 31, 2013 follows:

	June 30,	December 31,
	2014	2013
Commercial:
Commercial and industrial	$236	$200
CRE - owner-occupied	213	209
CRE - investor income producing	778	3,192
AC&D - 1-4 family construction	-	-
AC&D - lots, land & development	48	292
AC&D - CRE	-	-
Other commercial	112	112
Total commercial loans	1,387	4,005
Consumer:
Residential mortgage	824	2,007
HELOC	2,354	2,348
Residential construction	628	66
Other loans to individuals	13	2
Total consumer loans	3,819	4,423
Total nonaccrual loans	$5,206	$8,428

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $200.0 million and $197.0 million and a carrying value of $163.2 million and $163.8 million at June 30, 2014 and December 31, 2013, respectively. PCI loans represented 7.3% and 8.4% of total assets at June 30, 2014 and December 31, 2013, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The PCI loan portfolio acquired in connection with the Provident Community acquisition was accounted for at fair value as follows:

May 1, 2014

Contractual principal and interest at acquisition	$47,572
Nonaccretable difference	(7,480)
Expected cash flows at acquisition	40,092
Accretable yield	(7,179)

Basis in PCI loans at acquisition - estimated fair value	$32,913

A summary of changes in the accretable yield for all PCI loans for the six months ended June 30, 2014 and 2013 follows:

	Six Months Ended June 30,
	2014	2013

Accretable yield, beginning of period	$39,249	$42,734
Addition from the Provident Community acquisition	7,179	-
Interest income	(7,960)	(7,610)
Reclassification of nonaccretable difference due to improvement in expected cash flows	6,334	5,746
Other changes, net	857	1,378
Accretable yield, end of period	$45,659	$42,248

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

The Company had allocated $512 thousand and $565 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the Company had 14 TDR loans totaling $5.1 million, of which $1.6 million are nonaccrual loans. As of December 31, 2013, the Company had 11 TDR loans totaling $8.2 million, of which $4.4 million are nonaccrual loans.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following tables represent a breakdown of the types of concessions made by loan class for the three- and six-month periods ended June 30, 2014 and 2013.

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	1	$14	$14	1	$14	$14
CRE - investor income producing	1	94	94	1	94	94
Other commercial	-	-	-	1	165	165
HELOC	-	-	-	1	299	299
Residential construction	1	173	173	1	173	173
	3	$281	$281	5	$745	$745

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
CRE-investor income producing	-	$-	$-	1	$3,610	$3,610
Residential mortgage	-	-	-	1	43	43
Total	-	-	-	2	3,653	3,653

Extended payment terms
AC&D	1	962	962	1	962	962
	1	962	962	1	962	962

Total	1	$962	$962	3	$4,615	$4,615

There were no loans that were modified as TDRs within the 12 months ended June 30, 2014 and June 30, 2013 and for which there was a payment default during the three or six months ended June 30, 2014 or June 30, 2013, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended June 30, 2014 and 2013:

Twelve Months Ended June 30, 2014

	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	3	$1,954	-	$-
Extended payment terms	-	-	11	3,195	-	$-
Total	-	$-	14	$5,149	-	$-

Twelve Months Ended June 30, 2013

	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	2	$164	2	$3,647	-	$-
Extended payment terms	1	329	1	249	-	$-
Total	3	$493	3	$3,896	-	$-

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

	Six Months Ended
	June 30,
	2014	2013

Beginning balance	$17,247	$4,184
Disbursements	209	2,923
Repayments	(3,827)	(1,803)
Ending balance	$13,629	$5,304

At June 30, 2014 and December 31, 2013, the Company had pre-approved but unused lines of credit totaling $2.7 million and $3.0 million, respectively, to related parties.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 6 – FDIC Loss Share Agreements

In connection with the Citizens South Banking Corporation (“Citizens South”) acquisition, the Bank assumed two purchase and assumption agreements with the Federal Deposit Insurance Corporation (“FDIC”) that cover approximately $55.5 million and $71.1 million of covered loans as of June 30, 2014 and December 31, 2013, respectively, and $5.2 million and $5.1 million of covered other real estate owned (“OREO”) as of June 30, 2014 and December 31, 2013, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. At June 30, 2014 and December 31, 2013, the Bank recorded an estimated receivable from the FDIC in the amount of $4.9 million and $6.6 million, respectively, related to these loss share agreements.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At June 30, 2014 and December 31, 2013, the Bank recorded an estimated receivable from the FDIC in the amount of $2.1 million and $3.4 million, respectively, related to these loss share agreements.

The following table provides changes in the estimated receivable from the FDIC for the six months ended June 30, 2014 and 2013:

	June 30,
	2014	2013

Balance, beginning of period	$10,025	$18,697
Increase (decrease) in expected losses on loans	(278)	297
Additional (gains) losses to OREO	(228)	232
Reimbursable expenses	529	429
Amortization discounts and premiums, net	(859)	(38)
Reimbursements from the FDIC	(2,196)	(5,236)
Other changes, net	-	467
Balance, end of period	$6,993	$14,848

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At June 30, 2014 and December 31, 2013, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $6.1 million and $11.5 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In relation to the FDIC indemnification asset is an expected true-up with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At June 30, 2014 and December 31, 2013, the true-up amount was estimated to be approximately $5.3 million and $5.0 million, respectively, at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

Note 7 – Other Real Estate Owned

The Company owned $16.2 million and $14.5 million in OREO at June 30, 2014 and December 31, 2013, respectively. The portion of OREO covered under the loss share agreements with the FDIC at June 30, 2014 and December 31, 2013 totaled $5.2 million and $5.1 million, respectively.

Transactions in OREO for the three and six months ended June 30, 2014 and 2013 are summarized below:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Non-Covered OREO	2014	2013	2014	2013

Beginning balance	$8,874	$13,596	$9,404	$18,427
Additions	301	155	1,511	963
Acquired through merger	3,128	-	3,128	-
Sales	(1,249)	(3,763)	(2,968)	(9,342)
Writedowns	(117)	(247)	(138)	(307)
Ending balance	$10,937	$9,741	$10,937	$9,741

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Covered OREO	2014	2013	2014	2013

Beginning balance	$6,652	$7,655	$5,088	$6,646
Additions	1,432	967	3,769	3,316
Sales	(2,831)	(1,543)	(3,579)	(2,715)
Writedowns	(19)	(537)	(44)	(705)
Ending balance	$5,234	$6,542	$5,234	$6,542

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following is a summary of information relating to analysis of OREO at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Non-covered OREO:
Commercial and industrial	$760	$-
CRE - owner-occupied	956	591
CRE - investor income producing	2,213	2,933
AC&D - 1-4 family construction	2,378	2,811
AC&D - lots, land & development	2,509	1,448
Other commercial	257	195
Residential mortgage	1,021	704
HELOC	143	124
Residential construction	598	598
Other loans to individuals	102	-
OREO covered by FDIC loss share agreements	5,234	5,088

	$16,171	$14,492

Note 8 – Subordinated Debt

In September 2009, the Bank issued $6.9 million in aggregate principal amount of its 11% Subordinated Notes, due June 30, 2019 (the “Notes”). On June 30, 2014, the Bank redeemed these Notes at a price equal to 100% of the principal amount of the Notes redeemed plus accrued but unpaid interest.

As a result of the mergers with Community Capital, Citizens South and Provident Community the Company’s capital structure includes trust preferred securities previously issued by the predecessor companies through specially formed trusts. The combined total amount outstanding of the acquired trusts as of June 30, 2014 and December 31, 2013 was $38.1 million ($14.9 million, net of mark to market) and $25.8 million ($10.6 million, net of mark to market), respectively.

Community Capital previously had formed Community Capital Corporation Statutory Trust I, an unconsolidated statutory business trust, which issued $10.3 million ($4.2 million, net of mark to market) of trust preferred securities that were sold to third parties. The rate on the trust preferred securities acquired through the Community Capital merger adjusts quarterly to three-month LIBOR plus 1.55%. Citizens South had previously formed CSBC Statutory Trust I, an unconsolidated statutory business trust, which issued $15.5 million ($6.2 million, net of mark to market) of trust preferred securities that were sold to third parties. The rate on the trust preferred securities acquired through the Citizens South merger adjusts quarterly to three-month LIBOR plus 1.57%.

Provident Community had previously formed Provident Community Bancshares Capital Trust I and Provident Community Bancshares Capital Trust II. Each trust is an unconsolidated statutory business trust, which issued $4.1 million ($1.5 million, net of mark to market) and $8.2 million ($3.0 million, net of mark to market), respectively, of trust preferred securities that were sold to third parties. The rate on each of the trust preferred securities acquired through the Provident Community merger adjusts quarterly to three-month LIBOR plus 1.74%.

The amounts presented are after related acquisition accounting fair market value adjustments. The proceeds of the sales of the trust preferred securities were used to purchase junior subordinated debt from the predecessor companies, which are presented as long-term borrowings in the condensed consolidated balance sheets of the Company and qualify for inclusion in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 9 – Income Taxes

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

As of June 30, 2014 and December 31, 2013, the Company had a net DTA in the amount of approximately $38.0 million and $36.3 million, respectively. The increase is primarily a function of fair market value adjustments related to the Provident Community merger, partially offset by earnings of $7.0 million during the first six months of 2014. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined that as of June 30, 2014 and December 31, 2013 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either June 30, 2014 or December 31, 2013.

Note 10 - Per Share Results

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

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted-average number of common shares outstanding excluding unvested restricted shares	43,947,134	44,143,301	43,942,112	44,078,262

Effect of dilutive stock options and unvested restricted shares	266,668	61,280	297,993	59,233

Weighted-average number of common shares and dilutive potential common shares outstanding	44,213,802	44,204,581	44,240,105	44,137,495

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were 1,970,670 outstanding options and 872,793 outstanding unvested restricted shares that were anti-dilutive for the three months ended June 30, 2014. There were 220,245 dilutive stock options and 46,423 dilutive unvested restricted shares outstanding for the three months ended June 30, 2014.

There were 2,760,090 outstanding options and 554,400 outstanding unvested restricted shares that were anti-dilutive for the three months ended June 30, 2013. There were 35,096 dilutive stock options and 26,184 dilutive unvested restricted shares outstanding for the three months ended June 30, 2013.

There were 1,956,625 outstanding options and 855,514 outstanding unvested restricted shares that were anti-dilutive for the six months ended June 30, 2014. There were 234,291 dilutive stock options and 63,702 dilutive unvested restricted shares outstanding for the six months ended June 30, 2014.

There were 2,790,090 outstanding options and 568,260 outstanding unvested restricted shares that were anti-dilutive for the six months ended June 30, 2013. There were 34,054 dilutive stock options and 25,179 dilutive unvested restricted shares outstanding for the six months ended June 30, 2013.

At June 30, 2014, 554,400 of the outstanding restricted shares had performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively. These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in basic earnings per share calculations until they vest (and thereby have economic rights).

Note 11 – Preferred Stock

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

Note 12 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At June 30, 2014, we had $365.1 million of pre-approved but unused lines of credit, $3.2 million of standby letters of credit and $4.9 million of commercial letters of credit. At December 31, 2013, we had $279.5 million of pre-approved but unused lines of credit, $3.6 million of standby letters of credit and $1.9 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 13 - Derivative Financial Instruments and Hedging Activities

The following table presents information on the Company’s swaps at June 30, 2014:

Individual Swap Information

					Floating
Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer	Hedge	Type of
Amount	Amount	Date	Rate	Rate	Spread	Treatment	Hedge
$2,555	$2,384	10/10/15	5.50%	USD-LIBOR-BBA	2.88%	Yes	Fair Value
3,595	3,184	04/27/17	5.25%	USD-LIBOR-BBA	2.73%	Yes	Fair Value
3,269	3,269	04/01/19	4.45%	USD-LIBOR-BBA	2.90%	Yes	Fair Value
2,365	2,365	06/27/22	4.50%	USD-LIBOR-BBA	2.25%	Yes	Fair Value
12,500	12,500	12/31/18	1.688%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
12,500	12,500	12/31/20	2.341%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
25,000	25,000	12/31/20	3.104%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
20,000	20,000	10/21/21	3.439%	USD-LIBOR-BBA	0.00%	Yes	Cash Flow
1,338	1,338	06/15/19	4.95%	USD-LIBOR-BBA	2.75%	No	N/A
2,600	2,600	03/15/21	4.34%	USD-LIBOR-BBA	2.15%	No	N/A
489	489	03/15/21	4.64%	USD-LIBOR-BBA	2.15%	No	N/A
$86,211	$85,629

At June 30, 2014, the Company had four loan swaps accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. The aggregate original notional amount of these loan swaps was $11.8 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the London Interbank Offered Rate (“LIBOR”) curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(309) thousand and $(258) thousand at June 30, 2014 and December 31, 2013, respectively, and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $45 thousand and $80 thousand in each of the three and six months ended June 30, 2014, and $39 thousand and $100 thousand in each of the three and six months ended June 30, 2013.

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(474) thousand and $298 thousand at June 30, 2014 and December 31, 2013, respectively, and is included in other liabilities at June 30, 2014 and other assets at December 31, 2013. As a result of the unfavorable position of the instrument at June 30, 2014, the Company posted collateral of approximately $360 thousand with the counterparty.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $(868) thousand and $247 thousand at June 30, 2014 and December 31, 2013, respectively, and are included in other liabilities at June 30, 2014 and other assets at December 31, 2013. As a result of the unfavorable position of the instruments at June 30, 2014, the Company posted collateral of approximately $890 thousand with the counterparty.

The Company has entered into three interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. To meet the needs of the Company’s customers, the Company has entered into certain swap agreements to convert variable rate loans receivable into fixed rates for the customer’s cash flow management needs. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, one maturing on June 15, 2019 and two maturing on March 15, 2021. The interest rate swaps had a notional amount of $4.4 million at June 30, 2014, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $301 thousand. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. At June 30, 2014, there was no impact to earnings as the changes in the fair value of both the fixed and variable legs of the swap completely offset each other.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 14 – Accumulated Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the following table. Reclassification adjustments related to securities available for sale are included in gain (loss) on sale of securities available for sale in the accompanying consolidated statements of income.

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$5,667	$2,123	$3,544	$(9,299)	$(3,378)	$(5,921)
Change in net unrealized loss on securities transferred to held to maturity	(2,209)	(831)	(1,378)	-	-	-
Reclassification adjustment for net (gains) losses recognized in net income	33	12	21	(104)	(49)	(55)
Total securities available for sale and transferred securities	3,491	1,304	2,187	(9,403)	(3,427)	(5,976)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(965)	(363)	(602)	-	-	-
Total derivatives	(965)	(363)	(602)	-	-	-

Total other comprehensive income (loss)	$2,526	$941	$1,585	$(9,403)	$(3,427)	$(5,976)

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$9,022	$3,352	$5,670	$(10,117)	$(3,764)	$(6,353)
Change in net unrealized loss on securities transferred to held to maturity	(2,209)	(831)	(1,378)	-	-	-
Reclassification adjustment for net (gains) losses recognized in net income	(243)	(92)	(151)	(104)	(49)	(55)
Total securities available for sale and transferred securities	6,570	2,429	4,141	(10,221)	(3,813)	(6,408)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(1,887)	(707)	(1,180)	-	-	-
Total derivatives	(1,887)	(707)	(1,180)	-	-	-

Total other comprehensive income (loss)	$4,683	$1,722	$2,961	$(10,221)	$(3,813)	$(6,408)

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$(5,145)	$343	$(4,802)
Other comprehensive income (loss) before reclassifications	4,291	(1,180)	3,111
Amounts reclassified from accumulated other comprehensive income (loss)	(151)	-	(151)
Net other comprehensive income (loss) during the period	4,141	(1,180)	2,961
Balance, June 30, 2014	$(1,004)	$(837)	$(1,841)

Balance, January 1, 2013	$3,198	$-	$3,198
Other comprehensive income (loss) before reclassifications	(6,353)	-	(6,353)
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	-	(55)
Net other comprehensive income (loss) during the period	(6,408)	-	(6,408)
Balance, June 30, 2013	$(3,210)	$-	$(3,210)

Note 15 - Fair Value Measurements

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

Subordinated Debt – The fair value of the fixed rate subordinated debt is estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can reprice frequently.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2014 and December 31, 2013 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Financial assets:
Cash and cash equivalents	$69,020	$69,020	$69,020	$-	$-
Investment securities available-for-sale	349,532	349,532	1,809	347,723	-
Investment securities held-to-maturity	119,302	120,079	-	120,079	-
Nonmarketable equity securities	5,906	5,906	-	5,906	-
Loans held for sale	6,388	6,388	-	6,388	-
Loans, net of allowance	1,464,483	1,398,541	-	9,146	1,389,395
FDIC indemnification asset	6,993	6,993	-	-	6,993
Accrued interest receivable	4,507	4,507	-	4,507	-

Financial liabilities:
Deposits with no stated maturity	1,273,936	1,273,936	-	1,273,936	-
Deposits with stated maturities	588,771	591,226	-	591,226	-
Swap fair value hedge	309	309	-	309	-
Interest rate swaps	1,643	1,643	-	1,643	-
Borrowings	86,819	86,314	-	86,314	-
Accrued interest payable	391	391	-	391	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$55,067	$55,067	$55,067	$-	$-
Investment securities available-for-sale	349,491	349,491	1,906	347,585	-
Investment securities held-to-maturity	51,972	51,334	-	51,334	-
Nonmarketable equity securities	5,905	5,905	-	5,905	-
Loans held for sale	2,430	2,430	-	2,430	-
Loans, net of allowance	1,286,977	1,267,349	-	5,884	1,261,465
FDIC indemnification asset	10,025	10,025	-	-	10,025
Interest rate swaps	545	545	-	545	-
Accrued interest receivable	4,222	4,222	-	4,222	-

Financial liabilities:
Deposits with no stated maturity	1,055,457	1,055,457	-	1,055,457	-
Deposits with stated maturities	544,428	545,111	-	545,111	-
Swap fair value hedge	258	258	-	258	-
Borrowings	78,048	77,899	-	77,899	-
Accrued interest payable	412	412	-	412	-

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

Derivative Instruments - Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of June 30, 2014 and December 31, 2013, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges.

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

At June 30, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records the five loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at June 30, 2014 and December 31, 2013 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
June 30, 2014
U.S. Government agencies	$-	$549	$-	$549
Municipal securities	-	12,801	-	12,801
Residential agency pass-through securities	-	105,691	-	105,691
Residential collateralized mortgage obligations	-	139,836	-	139,836
Commercial mortgage-backed obligations	-	4,893	-	4,893
Asset-backed securities	-	76,661	-	76,661
Corporate and other securities	-	7,292	-	7,292
All other equity securities	1,809	-	-	1,809
Interest rate swaps	-	(1,643)	-	(1,643)
Fair value loans	-	9,146	-	9,146
Swap fair value hedge	-	(309)	-	(309)

December 31, 2013
U.S. Government agencies	$-	$558	$-	$558
Municipal securities	-	16,506	-	16,506
Residential agency pass-through securities	-	90,248	-	90,248
Residential collateralized mortgage obligations	-	103,349	-	103,349
Commercial mortgage-backed obligations	-	61,402	-	61,402
Asset-backed securities	-	71,077	-	71,077
Corporate and other securities	-	4,445	-	4,445
All other equity securities	1,906	-	-	1,906
Interest rate swaps	-	545	-	545
Fair value loans	-	5,884	-	5,884
Swap fair value hedge	-	(258)	-	(258)

There were no transfers between valuation levels for any accounts during the six months ended June 30, 2014. At December 31, 2013, the Company transferred its corporate debt security investment from Level 3 to Level 2. In December 2013, the Company received notice that this corporate debt security would be satisfied at its book value in January 2014. The full book value of this security was received on January 31, 2014. At June 30, 2014, the Company had no Level 3 assets measured at fair value on a recurring basis. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013:

Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
June 30, 2014
OREO	$-	$-	$4,589	$4,589
Impaired loans:
Commercial and industrial	-	-	40	40
CRE - owner-occupied	-	-	87	87
CRE - investor income producing	-	-	243	243
AC&D - 1-4 family construction	-	-	79	79
AC&D - lots, land & development	-	-	40	40
Other commercial	-	-	121	121
Residential mortgage	-	-	82	82
HELOC	-	-	1,237	1,237
Residential construction	-	-	390	390
Other loans to individuals	-	-	54	54

December 31, 2013
OREO	$-	$-	$9,085	$9,085
Impaired loans:
Commercial and industrial	-	-	69	69
CRE - owner-occupied	-	-	73	73
CRE - investor income producing	-	-	2,659	2,659
Other commercial	-	-	93	93
Residential mortgage	-	-	510	510
HELOC	-	-	184	184
Residential construction	-	-	34	34
Other loans to individuals	-	-	1	1

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2014.

					Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Discount

OREO	$4,589	Appraisals	Discount to reflect current market conditions	0% - 55%	19.49%

Impaired loans	33	Discounted cash flows	Percent of total contractual cash flows not expected to be collected	0% - 50%	17.93%

	894	Probability of default model	Discount to reflect probability and loss given default	0% - 100%	16.21%

	1,446	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 60%	27.81%

	$6,962

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended June 30, 2014, OREO with a carrying value of $1.0 million was written down by $136 thousand to $0.9 million. During the six months ended June 30, 2014, OREO with a carrying value of $2.0 million was written down by $182 thousand to $1.8 million. During the three months ended June 30, 2013, OREO with a carrying value of $4.7 million was written down by $784 thousand to $4 million. During the six months ended June 30, 2013, OREO with a carrying value of $6.5 million was written down by $1.0 million to $5.5 million.

Note 16 – Shareholders’ Equity

Share-Based Plans

The Company maintains share-based plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Option Plans”), which provided for an aggregate of 1,859,550 shares of Common Stock reserved for the granting of options. The 2010 Plans were substantially similar to the 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of shares of Common Stock reserved for options. Upon effectiveness of the holding company reorganization on January 1, 2011, the Company assumed all outstanding options under the 2010 Plans and the 2006 plans, and the Company’s Common Stock was substituted as the stock issuable upon the exercise of options under these plans. As a result, there will be no further awards under the 2010 Plans. At June 30, 2014, there were options to purchase 1,895,210 shares of Common Stock outstanding under the 2010 Option Plans and the 2006 option plans.

Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees ( the “2010 LTIP”), which was effective upon the holding company reorganization and replaced the 2010 Plans. The 2010 LTIP provides for an aggregate of 1,016,400 of shares of Common Stock reserved for issuance to employees and directors in connection with stock options, restricted stock awards, and other stock-based awards. At June 30, 2014, there were options to purchase 119,173 shares of Common Stock and 775,966 nonvested restricted stock awards outstanding under the 2010 LTIP. The 2010 LTIP was frozen upon effectiveness of the Company’s 2014 Long Term Incentive Plan (described below), and no future awards may be made thereunder.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In March 2014, the Board of Directors of the Company adopted and in May 2014 shareholders approved the Park Sterling Corporation 2014 Long-Term Incentive Plan for directors and employees (the “2014 LTIP”), which replaced the 2010 LTIP. An aggregate of 1,000,000 of shares of Common Stock, plus any shares subject to an award granted under the 2010 LTIP that was outstanding on March 26, 2014 that may expire, be forfeited or otherwise terminate unexercised, have been reserved for issuance to employees and directors under the 2014 LTIP in connection with stock options, restricted stock awards, and other stock-based awards. The 2014 LTIP will expire on May 23, 2024 and no awards may be made after that date. At June 30, 2014, there 143,250 nonvested restricted stock awards outstanding under the 2014 LTIP.

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

Under the 2008 Citizens South Plan, the Company could grant non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger. Stock options and SARS are evidenced by an award agreement that specifies, as applicable, the number of shares, date of grant, exercise price, vesting period and expiration date, and other information. Awards under the 2008 Citizens South Plan have an exercise price at least equal to the fair market value of the Common Stock on the grant date, cannot be exercised more than 10 years after the grant date and generally expire or are forfeited upon termination of employment prior to the end of the award term, except in limited circumstances such as death, disability, retirement or change in control. At June 30, 2014, there were options to purchase 163,161 shares of Common Stock outstanding under the 2008 Citizens South Plan. The 2008 Citizens South Plan was frozen upon effectiveness of the 2014 LTIP, and no future awards may be made thereunder.

The 2003 Citizens South Plan and the 1999 Citizens South Plan are no longer active plans and no future awards can be granted thereunder. At June 30, 2014, there were options to purchase 12,431 shares of Common Stock outstanding under the 2003 Citizens South Plan, and there were options to purchase 942 shares of Common Stock outstanding under the 1999 Citizens South Plan.

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at June 30, 2014 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.41. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules, which are generally three years. All unexercised options expire ten years after the date of the grant.

As contemplated during the Public Offering, in 2011 the Company awarded certain stock price performance-based restricted shares to officers and directors following the holding company reorganization. During 2013, 13,860 stock price performance-based restricted shares were forfeited, and there were 554,400 stock price performance-based restricted shares outstanding at June 30, 2014. These 554,400 shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share calculations until they vest (and thereby have economic rights).

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
			Weighted
		Weighted	Average			Weighted
		Average	Contractual			Average	Aggregate
	Number	Exercise	Term	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	(Years)	Value	Outstanding	Fair Value	Value

At December 31, 2013	2,225,551	$7.35	5.65	$-	770,399	$4.35	$5,315
Options granted	17,500	6.70	-	-	-	-	-
Restricted shares granted	-	-	-	-	220,650	6.51	1,454
Options exercised	(39,451)	4.55	-	-	-	-	-
Restricted shares vested	-	-	-	-	(66,500)	5.28	438
Expired and forfeited	(12,683)	9.06	-	-	(3,333)	5.53	35

At June 30, 2014	2,190,917	$7.39	5.19	$491	921,216	$4.79	$6,058

Exercisable at June 30, 2014	2,162,583	$7.41	5.14

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The average fair value per share of options granted in the first half of 2014 was $6.70. Assumptions used for grants were as follows. There were no stock options granted during the six-month period ended June 30, 2013.

Assumptions in Estimating Option Values

Weighted-average volatility	38.6%	-	39.0%
Expected dividend yield		1.21%
Risk-free interest rate		2.22%
Expected life (years)		7

At June 30, 2014, unrecognized compensation cost related to nonvested stock options of $55 thousand is expected to be recognized over a weighted-average period of 1.21 years. Total compensation expense for stock options was $8 thousand and $321 thousand for the three months ended June 30, 2014 and 2013, respectively, and $26 thousand and $644 thousand for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, unrecognized compensation cost related to nonvested restricted shares of $2.1 million is expected to be recognized over a weighted-average period of 1.05 years. Total compensation expense for restricted shares was $277 thousand and $217 thousand for the three months ended June 30, 2014 and 2013, respectively, and $505 thousand and $419 thousand for the six months ended June 30, 2014 and 2013, respectively.

Note 17 – Subsequent Event

Dividend Declaration

On July 23, 2014, the Company announced that its Board of Directors has declared a quarterly dividend of $0.02 per common share, payable on August 20, 2014 to all common shareholders of record as of the close of business on August 6, 2014.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the effects of the merger with Provident Community Bancshares, Inc. (“Provident Community”), the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion in new markets, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2014 (the “2013 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Provident Community merger within the expected time frames; increases in expected costs or decreases in expected savings or difficulties related to integration matters; inability to identify and successfully negotiate and complete additional combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to effectively redeploy resources from the custody business to the core asset management business; failure to generate an adequate return on investment related to the Richmond loan production office or other hiring initiatives; inability to generate future organic growth in loan balances or retail banking or wealth management results through the hiring of new personnel, development of new products, opening of de novo branches, or otherwise; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or delay or failure of continued recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other than temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any additional government shutdown and further debt ceiling impasses, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which would cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and six-month period ended June 30, 2014. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income available to common shareholders of $7.0 million, or $0.16 per share, for the six months ended June 30, 2014 compared to $6.7 million, or $0.15 per share, for the six months ended June 30, 2013. The Company reported adjusted net income available to common shareholders, which excludes merger-related expenses and gain or loss on sale of securities, of $7.3 million, or $0.17 per share, for the six months ended June 30, 2014 compared to $7.7 million, or $0.18 per share, for the six months ended June 30, 2013. The first six months of 2014 reflect a lower adjustment for merger-related expenses and a higher adjustment for gain on sale of securities, compared to the first six months of 2013.

Net interest margin was 3.96% for the six month period ended June 30, 2014, representing a 27 basis point decrease from 4.23% for the six month period ended June 30, 2013. The reduction in net interest margin from June 30, 2013, resulted primarily from a 23 basis point decrease in average yield on loans reflecting both a lower mix of higher yielding PCI loans and lower accelerated accretion, and an 11 basis point increase in the cost of interest-bearing liabilities, driven primarily by the expiration of accounting-related fair market value adjustments on acquired deposits in the fourth quarter of 2013.

On May 1, 2014, we completed our acquisition of Provident Community which was merged with and into the Company with the Company as the surviving entity. Total assets increased $285.1 million, or 14.5%, to $2.25 billion at June 30, 2014, compared to total assets of $1.96 billion at December 31, 2013 driven both by organic growth and the Provident Community acquisition. Cash and equivalents increased $14.0 million, or 25%, to $104.8 million, and total securities, including non-marketable securities, increased $67.4 million, or 17%, to $474.7 million, compared to December 31, 2013. These increases were primarily the result of the merger with Provident Community. Total loans, excluding loans held for sale, increased $177.9 million, or 14%, to $1.47 billion at June 30, 2014, compared to total loans, excluding loans held for sale, of $1.30 billion at December 31, 2013. The increase included $70.8 million resulting from organic growth and $100.0 million resulting from the Provident Community acquisition, net of acquisition accounting fair market value adjustments.

Asset quality continued to improve during the first half of 2014 and remains a point of strength for the Company. Nonperforming loans decreased $2.8 million, or 23%, to $9.5 million at June 30, 2014, or 0.65% of total loans, compared to $12.3 million at December 31, 2013, or 0.95% of total loans. Nonperforming assets decreased $1.1 million, or 4%, to $25.7 million at June 30, 2014, or 1.14% of total assets, compared to $26.8 million at December 31, 2013, or 1.37% of total assets. Nonperforming assets at June 30, 2014 include $5.2 million of covered other real estate owned (“OREO”) representing 20% of total nonperforming assets at June 30, 2014, compared to $5.1 million of covered OREO representing 19% of total nonperforming assets at December 31, 2013. The Company currently expects 80% of losses and associated expenses on covered OREO to be reimbursed under its FDIC loss share agreements.

Total deposits increased $262.8 million, or 16.4%, to $1.86 billion at June 30, 2014, compared to $1.60 billion at December 31, 2013, reflecting both the Provident Community acquisition and strong results in retail and commercial banking. Total borrowings increased $8.8 million, or 11%, to $86.8 million at June 30, 2014 compared to $78.0 million at December 31, 2013. The Company exercised an optional prepayment, which had no impact on net income, to fully redeem $6.9 million in 11% Tier 2 eligible subordinated debt at the Bank on June 30, 2014. This decrease in borrowings was more than offset by $5.7 million in repurchase agreements and $7.8 million in trust preferred subordinated debt, net of acquisition accounting fair market value adjustments, assumed in the Provident Community acquisition. Total shareholders’ equity increased $7.4 million, or 3%, to $269.5 million at June 30, 2014 compared to $262.1 million at December 31, 2013, driven by retained earnings and lower unrealized losses in the marketable securities portfolio. The Company’s ratio of tangible common equity to tangible assets decreased to 10.35% at June 30, 2014 from 11.79% at December 31, 2013. The Company’s Tier 1 leverage ratio decreased to 10.59% in June 30, 2014 from 11.63% at December 31, 2013.

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

Consistent with our growth strategy, in January 2014, the Bank opened a loan production office in Richmond, Virginia. In addition, on May 1, 2014, the Company completed its acquisition of Provident Community pursuant to the Agreement and Plan of Merger, dated as of March 4, 2014 (the “Agreement”), under which Provident Community, a bank holding company headquartered in Rock Hill, South Carolina, was merged with and into the Company with the Company as the surviving entity. Pursuant to the Agreement, each share of Provident Community common stock was cancelled and converted into the right to receive a cash payment from the Company equal to $0.78 per share, or approximately $1.4 million in the aggregate. In addition, immediately prior to completion of the merger, the Company purchased from the United States Department of the Treasury (“Treasury”) the issued and outstanding shares of Provident Community’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Provident Community Series A Preferred Stock”), and all of the related warrants to purchase shares of Provident Community’s common stock, for an aggregate purchase price of approximately $5.1 million (representing a 45% discount from face value). Thereafter, pursuant to the Agreement, the Provident Community Series A Preferred Stock and related warrants were cancelled in connection with the completion of the merger. Simultaneously with completion of the merger, Provident Community Bank, N.A. merged into the Bank. The merger strengthens our position in the Charlotte metro market, improves our branch density in South Carolina’s Upstate and Midlands regions, provides an attractive source of core deposits to help fund organic loan growth, and creates efficiencies which are expected to enhance financial returns to shareholders.

The Company provides a full array of retail and commercial banking services, including wealth management, through its offices located in North Carolina, South Carolina, Virginia and Georgia. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank.

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, tangible book value, adjusted allowance for loan losses, adjusted net income, adjusted net interest margin and adjusted noninterest expenses, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets, tangible common equity and tangible book value (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios (fair market value adjustments are available only for losses on acquired loans); and (iii) adjusted net income and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable) and adjusted net interest margin (which excludes accelerated accretion of net acquisition accounting fair market value adjustments) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$2,245,456	$1,960,790
Less: intangible assets	(41,478)	(35,049)
Tangible assets	$2,203,978	$1,925,741

Total common equity	$269,510	$262,083
Less: intangible assets	(41,478)	(35,049)
Tangible common equity	$228,032	$227,034

Tangible common equity	228,032	227,034
Divided by: tangible assets	2,203,978	1,925,741
Tangible common equity to tangible assets	10.35%	11.79%
Common equity to assets	12.00%	13.37%

Adjusted allowance for loan losses
Allowance for loan losses	$9,178	$8,831
Plus: acquisition accounting net FMV adjustments to acquired loans	40,987	37,783
Adjusted allowance for loan losses	$50,165	$46,614
Divided by: total loans (excluding LHFS)	1,473,661	1,295,808
Adjusted allowance for loan losses to total loans	3.40%	3.60%
Allowance for loan losses to total loans	0.62%	0.68%

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Adjusted net income
Pretax income (as reported)	$5,186	$5,780	$10,221	$10,744
Plus: merger-related expenses	594	822	675	1,568
(gain) loss on sale of securities	33	(104)	(243)	(104)
Adjusted pretax income	5,813	6,498	10,653	12,208
Tax expense	1,972	2,235	3,386	4,231
Adjusted net income	$3,841	$4,263	$7,267	$7,977
Preferred dividends	-	302	-	353
Adjusted net income available to common shareholders	$3,841	$3,961	$7,267	$7,624

Divided by: weighted average diluted shares	44,213,802	44,204,581	44,240,105	44,137,495
Adjusted net income available to common shareholders per share	$0.09	$0.09	$0.16	$0.17
Estimated tax rate	33.93%	34.40%	31.78%	34.66%

Adjusted net interest margin
Net interest income (as reported)	$19,079	$18,671	$36,354	$36,407
Less: accelerated mark accretion	(86)	(560)	(104)	(560)
Adjusted net interest income	18,993	18,111	36,250	35,847
Divided by: average earning assets	1,938,459	1,742,312	1,851,794	1,737,276
Mutliplied by: annualization factor	4.01	4.01	2.02	2.02
Adjusted net interest margin	3.93%	4.17%	3.95%	4.16%
Net interest margin	3.95%	4.30%	3.96%	4.23%

Adjusted noninterest expense
Noninterest expense	$18,274	$16,784	$34,017	$32,705
Less: merger-related expenses	(594)	(822)	(675)	(1,568)
Adjusted noninterest expense	$17,680	$15,962	$33,342	$31,137

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

PCI Loans. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status, recent borrower credit scores and recent loan-to-value (“LTV”) percentages. Purchased credit-impaired (“PCI”) loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. We estimate the cash flows expected to be collected at acquisition using specific credit review of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which incorporates our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.

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

At June 30, 2014, PCI loans represent loans acquired from Community Capital, Citizens South and Provident Community that were deemed credit impaired at the time of acquisition. PCI loans that were classified as nonperforming loans by the acquired institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

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

FDIC Indemnification Asset. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the related covered assets because the indemnification asset is not contractually embedded in the covered assets or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and thus amortization through non-interest income. Impairment of the underlying covered assets will increase the cash flows of the FDIC indemnification asset and result in a credit to the provision for loan losses for acquired loans. Impairment and, when applicable, its subsequent reversal are included in the provision for loan losses in the condensed consolidated statements of income.

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

As of June 30, 2014 and December 31, 2013, we had a net DTA in the amount of approximately $38.0 million and $37.4 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either June 30, 2014 or December 31, 2013.

Additional information regarding our income taxes is presented in Note 9 —Income Taxes to the 2013 Audited Financial Statements.

Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased $285.1 million to $2.25 billion at June 30, 2014 compared to total assets of $1.96 billion at December 31, 2013. During the six months, cash and equivalents increased $14.0 million, or 25%. Total loans, excluding loans held for sale, increased $177.5 million, or 14%, to $1.47 billion at June 30, 2014. Total securities, including non-marketable securities, increased $67.4 million, or 17%, to $468.8 million at June 30, 2014 from $401.4 million at December 31, 2013. These increases were all driven by the merger with Provident Community as well as approximately $70.8 million in organic loan growth.

Total liabilities of $1.98 billion at June 30, 2014 increased $277.2 million, or 16.3%, compared to total liabilities of $1.70 billion at December 31, 2013. Total deposits increased $262.8 million, or 16.43%, to $1.86 billion at June 30, 2014, reflecting both the Provident Community acquisition as well as strong results in retail and commercial banking. Total short-term borrowings increased $7.6 million, to $8.6 million at June 30, 2014 from $1.0 million at December 31, 2013primarily driven by the merger with Provident Community. Total borrowings increased $8.8 million, or 11%, to $86.8 million at June 30, 2014 compared to $78.0 million at December 31, 2013. The Company exercised an optional prepayment, which had no impact on net income, to fully redeem $6.9 million in 11% Tier 2 eligible subordinated debt at the Bank on June 30, 2014. This decrease in borrowings was more than offset by $5.7 million in repurchase agreements and $7.8 million in trust preferred subordinated debt, net of acquisition accounting fair market value adjustments, assumed in the Provident Community acquisition.

Total shareholders’ equity increased $7.9 million, or 3.0%, during the first six months to $269.9 million at June 30, 2014. The $7.9 million increase was the result of (i) net income of $7.0 million during the first six months of 2014; (ii) a $3.0 million increase in accumulated other comprehensive income from unrealized securities gains; (iii) $531thousand of net share based compensation expense; and (iv) $177 thousand in proceeds from the exercise of 39,451 stock options. The increases were offset by $1.8 million in dividends on common stock and the repurchase of 136,743 shares of common stock, at an average cost of $6.52 per share, for a total of $892 thousand during the first six months of 2014, as part of our previously announced stock repurchase program.

The following table presents selected ratios for the Company for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013:

Selected Ratios

	Six months ended		Twelve months
	June 30,		ended
	(annualized)		December 31,
	2014	2013	2013*
Return on Average Assets	0.68%	0.68%	0.76%

Return on Average Equity	5.29%	4.82%	5.42%

Period End Equity to Total Assets	12.02%	14.04%	13.37%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At June 30, 2014, investment securities totaled $468.8 million compared to $401.4 million at December 31, 2013. The increase in investment securities is due to the reinvestment of the proceeds received from the liquidation of securities acquired in the Provident Community acquisition.

During the second quarter of 2014, we re-designated $58.5 million of residential mortgage pass-through and collateralized mortgage obligation securities from available-for-sale to held-to-maturity to mitigate the risk of unrealized mark-to-market losses from rising interest rates. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer.

The “Volcker Rule” under the Dodd-Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund or private equity fund). Included in our investment securities portfolio are two investments in senior tranches of collateralized loan obligations (“CLOs”) totaling $14.8 million at June 30, 2014 with respect to which the collateral eligibility provisions have not yet been amended to comply with the new bank investment criteria under the Volcker Rule. The two securities had a net unrealized loss of $178 thousand at June 30, 2014 that may result in the Company recognizing other than temporary impairment should they be determined not to comply with the Volcker Rule. We recognized a loss of $33,000 on the sale of an additional CLO during the second quarter given expectations that it would not be amended to comply with the Volcker Rule. Further information about our investment securities portfolio is presented in Note 4 – Investment Securities to the Unaudited Financial Statements included in this Form 10-Q.

At June 30, 2014, we had $47.6 million in interest-bearing deposits at correspondent banks, of which $44.7 million was on deposit with the Federal Reserve Bank, compared to $41.7 million in interest-bearing deposits at correspondent banks at December 31, 2013. Our balances have increased slightly with cash being redeployed in our loan and investment portfolios.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve in 2014 due to increasing new home sales in our primary markets. As of June 30, 2014, approximately 2% of our AC&D loan portfolio, commercial and consumer, is included on the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $154 million as of June 30, 2014, of which approximately 57% is secured by second mortgages and approximately 43% is secured by first mortgages.

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

At June 30, 2014, total loans, net of deferred fees, increased $177.9 million compared to December 31, 2013 due to the merger with Provident Community and organic loan growth. The composition of the portfolio remained unchanged from December 31, 2013 with commercial loans representing 71% of the total loan portfolio and consumer loans representing 29% of the total loan portfolio at June 30, 2014.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of June 30, 2014 and December 31, 2013. Details of the seven environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

Allowance Allocation by Component

	June 30, 2014
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$20	0.22%	$1,413	15.40%	$340	3.70%	$-	0.00%
CRE - owner-occupied	30	0.33%	204	2.22%	239	2.60%	-	0.00%
CRE - investor income producing	68	0.74%	1,084	11.81%	273	2.97%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	971	10.58%	244	2.66%	-	0.00%
AC&D - lots, land & development	8	0.09%	1,149	12.52%	289	3.15%	-	0.00%
AC&D - CRE	-	0.00%	22	0.24%	201	2.19%	-	0.00%
Other commercial	43	0.47%	3	0.03%	5	0.05%	-	0.00%
Consumer:
Residential mortgage	171	1.86%	161	1.75%	40	0.44%	-	0.00%
HELOC	415	4.52%	829	9.03%	208	2.27%	-	0.00%
Residential construction	193	2.10%	366	3.99%	92	1.00%	-	0.00%
Other loans to individuals	11	0.12%	2	0.02%	84	0.92%	-	0.00%
	$959	10.45%	$6,204	67.60%	$2,015	21.95%	$-	0.00%

	December 31, 2013
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$14	0.16%	$1,304	14.77%	$173	1.96%	$-	0.00%
CRE - owner-occupied	14	0.16%	319	3.61%	66	0.75%	-	0.00%
CRE - investor income producing	527	5.97%	1,111	12.58%	159	1.80%	360	4.08%
AC&D - 1-4 family construction	-	0.00%	755	8.55%	84	0.95%	-	0.00%
AC&D - lots, land, & development	-	0.00%	1,496	16.94%	255	2.89%	-	0.00%
AC&D - CRE	-	0.00%	267	3.02%	32	0.36%	-	0.00%
Other commercial	18	0.20%	5	0.06%	1	0.01%	-	0.00%
Consumer:
Residential mortgage	167	1.89%	135	1.53%	56	0.63%	-	0.00%
HELOC	137	1.55%	699	7.92%	214	2.42%	-	0.00%
Residential construction	7	0.08%	336	3.80%	48	0.54%	-	0.00%
Other loans to individuals	-	0.00%	64	0.72%	8	0.09%	-	0.00%
Total	$884	10.01%	$6,491	73.50%	$1,096	12.41%	$360	4.08%

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of the following:

(i)

A decrease of $287 thousand in the quantitative component of the allowance due to changes in look back periods in the residential construction loan type which better reflect the inherent loss in the portfolio and the reclassification of the minimum reserve amounts to the qualitative component. In the past, we have recorded a minimum reserve as part of the quantitative component. A minimum reserve is utilized when we have insufficient internal loss history or when internal loss history falls below the minimum reserve percentage. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks. For the second quarter of 2014, we calculated the average historical loss rates and adjusted incrementally to the minimum reserve amounts in the qualitative component. This change represented a reclassification between components of the allowance and had no impact on the calculation in total.

(ii)

An increase of $919 thousand in the qualitative component of the allowance primarily due to the reclassification of minimum reserve amounts noted in item (i) above as well as management’s decision to apply a factor of 0.075% to its portfolio trends factor. Our loan portfolio experienced rapid loan growth in the second quarter of 2014. As these loans are not yet seasoned, and because rapid loan growth can cause loss rates to be understated, management used prudence in applying this factor.

(iii)	A decrease of $360 thousand in the reserve on PCI loans due to the reversal of $360 thousand of previously recognized impairments.

(iv)	An increase of $75 thousand in specific reserves which change periodically as loans move through or out of the impairment process.

In accordance with GAAP, loans acquired from Community Capital, Citizens South and Provident Community were adjusted at the time of acquisition to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At June 30, 2014, acquired loans comprised 39% of our total loans, compared to 44% at December 31, 2013. The ratio of the allowance for loan losses to total loans was 0.62% at June 30, 2014 and 0.68% at December 31, 2013. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 3.40% at June 30, 2014 and 3.60% at December 31, 2013. Adjusted allowance for loan losses to loans is a non-GAAP financial measure which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both June 30, 2014 and December 31, 2013, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $25.7 million at June 30, 2014 compared to $26.8 million at December 31, 2013. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $2.8 million, or 23%, to $9.5 million, or 0.65% of total loans at June 30, 2014, compared to $12.3 million, or 0.95% of total loans at December 31, 2013.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $3.2 million, or 38%, in the first half of 2014 from $8.5 million at December 31, 2013. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At June 30, 2014, nonaccrual TDR loans were $1.6 million and had an allowance of $411 thousand recorded. At December 31, 2013, nonaccrual TDR loans were $4.4 million and had no recorded allowance. Accruing TDRs totaled $3.6 million at June 30, 2014 and $3.9 million at December 31, 2013.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At June 30, 2014, we maintained “watch loans” totaling $27.6 million compared to $35.2 million at December 31, 2013. Approximately $6 million and $7 million of the watch loans at June 30, 2014 and December 31, 2013, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At June 30, 2014, OREO totaled $16.2 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $5.2 million of OREO covered under the FDIC loss share agreements. At December 31, 2013, OREO totaled $14.5 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total is $5.1 million of OREO covered under the FDIC loss share agreements.

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

Total deposits at June 30, 2014 were $1.86 billion, an increase of $262.8 million, or 16.4%, from December 31, 2013. Noninterest bearing demand deposits increased $76.0 million, or 29.7%, and represented 18% of total deposits at June 30, 2014. Money market, NOW and savings deposits increased $142.6 million, or 19.4%. Non-brokered time deposits increased $67.3 million, or 15.2%. Increases in these deposit types were the result of both the Provident Community acquisition and strong retail sales efforts. Finally, brokered deposits decreased $23.1 million, or 13.9%. Brokered deposits remain attractive given their relatively lower interest costs and flexible term structures, and will continue to be selectively utilized in our normal funding and interest rate risk management practices. Brokered deposits consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits. Brokered money market and interest-bearing deposits are the result of the brokered money market deposit program initiated in December 2013 in connection with our $50 million investment strategy. The following is a summary of deposits at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(dollars in thousands)
Noninterest bearing demand deposits	$331,866	$255,861
Interest-bearing demand deposits	353,997	296,995
Money market deposits	436,613	390,059
Savings	87,779	48,701
Brokered deposits	143,156	166,280
Certificates of deposit and other time deposits	509,296	441,989
Total deposits	$1,862,707	$1,599,885

Total borrowings increased $8.8 million, or 11%, to $86.8 million at June 30, 2014 compared to $78.0 million at December 31, 2013. Borrowings at June 30, 2014 include $23.2 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt. Our Tier-2-eligible subordinated debt, which consisted of $6.9 million aggregate principal amount of the Bank's 11% Subordinated Notes due June 30, 2019, was redeemed in full at the option of the Bank on June 30, 2014. The redemption price was 100% of the principal amount plus accrued but unpaid interest.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Change		2014	2013	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$21,157	$20,144	$1,013	5.0%	$40,363	$39,467	$896	2.3%
Gross interest expense	2,078	1,473	605	41.1%	4,009	3,060	949	31.0%
Net interest income	19,079	18,671	408	2.2%	36,354	36,407	(53)	-0.1%

Provision for loan losses	(365)	75	(440)	-586.7%	(382)	384	(766)	-199.5%

Noninterest income	4,016	3,968	48	1.2%	7,502	7,426	76	1.0%
Noninterest expense	18,274	16,784	1,490	8.9%	34,017	32,705	1,312	4.0%
Net income before taxes	5,186	5,780	(594)	-10.3%	10,221	10,744	(523)	-4.9%

Income tax expense	1,760	1,968	(208)	-10.6%	3,240	3,692	(452)	-12.2%

Net income	3,426	3,812	(386)	-10.1%	6,981	7,052	(71)	-1.0%

Preferred dividends	-	302	(302)	-100.0%	-	353	(353)	-100.0%

Net income available to common shareholders	$3,426	$3,510	$(84)	-2.4%	$6,981	$6,699	$282	4.2%

Net Income available to common shareholders. Net income available to common shareholders for the three months ended June 30, 2014 was $3.4 million compared to $3.5 million for the same period in 2013. This decrease in net income for the three-month period primarily was the result of noninterest expenses which increased $1.5 million, or 8.9%, due to hiring initiatives and the merger with Provident Community, which were partially offset by increased revenues and a reversal of provision expense. Net income available to common shareholders for the six months ended June 30, 2014, was $7.0 million compared to $6.7 million for the same period in 2013. This increase in net income is due to a reduced provision for loan losses, reduced rate on income taxes and the elimination of the preferred stock dividend on the SBLF shares redeemed in September 2013. Annualized return on average assets remained flat during the six-month period ended June 30, 2014 at 0.68%. Annualized return on average equity improved to 5.29% during the six-month period ended June 30, 2014 from 4.82% for the six-month period ended June 30, 2013.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management.   Net interest income increased to $19.1 million for the three-month period ended June 30, 2014 from $18.7 million for the three months ended June 30, 2013. The increase is primarily due to the increase in average earning assets. Net interest income remained flat at $36.4 million for the six-month period ended June 30, 2014 when compared to the six months ended June 30, 2013.

Total average interest-earning assets increased to $1.9 billion for the three months ended June 30, 2014, from $1.7 billion for the same period in the previous year. Average balances of total interest-bearing liabilities increased to $1.6 billion in the three-month period ended June 30, 2014, compared to $1.4 billion for the same period in 2013. Our net interest margin decreased from 4.30% in the three-month period ended June 30, 2013 to 3.95% in the corresponding period in 2014. The increases in average balances are the result of the Provident Community merger and organic growth for the three-month period. The decrease in net interest margin reflects the lower interest rates on new loans as well as the increase in cost of interest bearing liabilities.

Total average interest-earning assets increased to $1.9 billion for the six months ended June 30, 2014, from $1.7 billion for the same period in the previous year. Average balances of total interest-bearing liabilities increased to $1.5 billion in the six-month period ended June 30, 2014, compared to $1.4 billion for the same period in 2013. Our net interest margin decreased from 4.23% in the six-month period ended June 30, 2013 to 3.96% in the corresponding period in 2014. The increases in average balances are the result of the Provident Community merger and organic growth for the six-month period. The decrease in net interest margin reflects the lower interest rates on new loans, the expiration of accounting-related fair market value adjustments on acquired deposits in the third quarter of 2013, as well as the increase in cost of interest bearing liabilities.

The following tables summarize net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,397,158	$18,734	5.38%	$1,337,318	$18,805	5.64%
Federal funds sold	427	-	0.00%	12,330	7	0.23%
Taxable investment securities	416,187	2,152	2.07%	284,775	1,068	1.48%
Tax-exempt investment securities	12,809	133	4.15%	17,583	195	4.39%
Nonmarketable equity securities	5,697	85	5.98%	5,909	25	1.70%
Other interest-earning assets	106,181	53	0.20%	84,397	44	0.21%

Total interest-earning assets	1,938,459	21,157	4.38%	1,742,312	20,144	4.64%

Allowance for loan losses	(9,588)			(11,736)
Cash and due from banks	17,856			14,315
Premises and equipment	58,347			57,292
Other assets	163,840			165,553

Total assets	$2,168,914			$1,967,736

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$333,130	$87	0.10%	$285,697	$62	0.09%
Savings and money market	515,943	473	0.37%	445,158	317	0.29%
Time deposits - core	488,936	693	0.57%	493,995	313	0.25%
Brokered deposits	154,520	190	0.49%	102,716	215	0.84%
Total interest-bearing deposits	1,492,529	1,443	0.39%	1,327,566	907	0.27%
Federal Home Loan Bank advances	55,000	128	0.93%	55,000	137	1.00%
Other borrowings	32,556	507	6.25%	24,187	429	7.11%
Total borrowed funds	87,556	635	2.91%	79,187	566	2.87%

Total interest-bearing liabilities	1,580,085	2,078	0.53%	1,406,753	1,473	0.42%

Net interest rate spread		19,079	3.85%		18,671	4.22%

Noninterest-bearing demand deposits	298,313			256,383
Other liabilities	24,212			22,589
Shareholders' equity	266,304			282,011

Total liabilities and shareholders' equity	$2,168,914			$1,967,736

Net interest margin			3.95%			4.30%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,351,412	$35,660	5.32%	$1,341,937	$36,945	5.55%
Federal funds sold	437	-	0.00%	29,112	24	0.17%
Taxable investment securities	399,990	4,123	2.06%	264,947	1,934	1.45%
Tax-exempt investment securities	14,194	355	5.00%	17,739	385	4.32%
Nonmarketable equity securities	5,746	151	5.30%	6,274	73	2.35%
Other interest-earning assets	80,015	74	0.19%	77,267	106	0.28%

Total interest-earning assets	1,851,794	40,363	4.40%	1,737,276	39,467	4.58%

Allowance for loan losses	(9,477)			(11,726)
Cash and due from banks	16,127			22,172
Premises and equipment	57,147			57,340
Other assets	157,718			167,804

Total assets	$2,073,309			$1,972,866

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$312,865	$150	0.10%	$294,887	$153	0.10%
Savings and money market	489,349	941	0.39%	440,576	633	0.29%
Time deposits - core	462,806	1,377	0.60%	500,214	658	0.27%
Brokered deposits	160,421	354	0.44%	105,034	477	0.92%
Total interest-bearing deposits	1,425,441	2,822	0.40%	1,340,711	1,921	0.29%
Federal Home Loan Bank advances	55,265	255	0.93%	55,083	274	1.00%
Other borrowings	27,823	932	6.76%	27,462	865	6.35%
Total borrowed funds	83,088	1,187	2.88%	82,545	1,139	2.78%

Total interest-bearing liabilities	1,508,529	4,009	0.54%	1,423,256	3,060	0.43%

Net interest rate spread		36,354	3.86%		36,407	4.15%

Noninterest-bearing demand deposits	275,715			248,370
Other liabilities	23,145			20,858
Shareholders' equity	265,920			280,382

Total liabilities and shareholders' equity	$2,073,309			$1,972,866

Net interest margin			3.96%			4.23%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

Provision for Loan Losses. Our provision for loan losses decreased $0.4 million, or 587%, to a release of $365 thousand during the three months ended June 30, 2014, from a $75 thousand charge during the corresponding period in 2013. Included in the loan loss provision for the second quarter of 2014 was (i) a net impairment reversal of $521 thousand associated with PCI pools, (ii) a $9 thousand charge attributable to FDIC loss share agreements caused by a decrease in expected loss in those acquired loans and (iii) a net $165 thousand provision on our originated portfolio which saw significant organic growth in the second quarter.

Our provision for loan losses decreased $0.7 million, or 200%, to a release of $382 thousand during the six months ended June 30, 2014, from a $384 thousand charge during the corresponding period in 2013. Included in the loan loss provision for the first six months of 2014 was (i) a net impairment reversal of $209 thousand associated with PCI pools, (ii) a $278 thousand reversal of a previous charge attributable to FDIC loss share agreements caused by an increase in expected loss in those acquired loans and (iii) a net $451 thousand release of provision on our originated portfolio.

We had $0.4 million in net recoveries, excluding charge-offs on PCI loans, during the three months ended June 30, 2014 compared to net charge-offs of $0.3 million during the corresponding period in 2013. We had $1.2 million in net recoveries, excluding charge-offs on PCI loans, during the six months ended June 30, 2014 compared to net recoveries of $34 thousand during the corresponding period in 2013. The net recoveries during 2014 reflected the favorable resolution of problem assets from the legacy Park Sterling portfolio, including both disposition of a single troubled debt restructuring that was designated a nonaccrual loan in the fourth quarter of 2013 as well as recoveries from a large residential development nonaccrual loan.

Noninterest Income. The following table presents components of noninterest income for the three and six months ended June 30, 2014 and 2013:

Noninterest Income

	Three months ended				Six months ended
	June 30,				June 30,
	2014	2013	Change		2014	2013	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,001	$616	$385	62.5%	$1,634	$1,380	$254	18.4%
Income from fiduciary activities	642	648	(6)	-0.9%	1,320	1,246	74	5.9%
Commissions and fees from investment brokerage	131	83	48	57.8%	228	193	35	18.1%
Gain (loss) on sale of securities available for sale	(33)	104	(137)	-131.7%	243	104	139	133.7%
ATM and card income	764	692	72	10.4%	1,312	1,180	132	11.2%
Mortgage banking income	653	977	(324)	-33.2%	897	1,945	(1,048)	-53.9%
Income from bank-owned life insurance	525	528	(3)	-0.6%	1,645	909	736	81.0%
Amortization of indemnification asset	(859)	(38)	(821)	2160.5%	(1,112)	(65)	(1,047)	1610.8%
Other noninterest income	1,192	358	834	233.0%	1,335	534	801	150.0%

Total noninterest income	$4,016	$3,968	$48	1.2%	$7,502	$7,426	$76	1.0%

Noninterest income remained flat for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. Noteworthy changes among categories include (i) a $385 thousand increase in service charges on deposit accounts, a direct contribution of the Provident Community merger; (ii) a $137 thousand change in sale of securities available-for-sale resulting from a gain of $104 thousand in the three months ended June 30, 2013 compared to a loss of $33 thousand in the three months ended June 30, 2014; (iii) a $324 thousand decrease in mortgage banking income due to lower activity in loan closings and the period end pipeline; (iv) an $821 thousand increase in amortization of the indemnification asset related to the loss share agreements with the FDIC; and (v) an $834 thousand increase in other noninterest income primarily as a result of the conversion of MasterCard Class B shares held by the Company into MasterCard Class A shares and the subsequent sale of such shares for $936 thousand.

Noninterest income also remained flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Noteworthy changes among categories include (i) a $254 thousand increase in service charges on deposit accounts, as a direct contribution of the Provident Community merger; (ii) a $1.0 million decrease in mortgage banking income due to lower activity in loan closings and the period end pipeline; (iii) a $736 thousand increase in income from bank-owned life insurance due primarily to death benefit proceeds of $651 thousand received in the first quarter of 2014; (iv) a $1.0 million increase in amortization of indemnification assets related to the loss share agreements with the FDIC; and (v) an $801 thousand increase in other noninterest income primarily as a result of the sale of MasterCard shares for $936 thousand.

Noninterest Expense. The following table presents components of noninterest expense for the three and six months ended June 30, 2014 and 2013:

	Noninterest Expense
	Three months ended				Six months ended
	June 30,				June 30,
	2014	2013	Change		2014	2013	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$9,684	$8,800	$884	10.0%	$18,912	$17,578	$1,334	7.6%
Occupancy and equipment	2,249	1,980	269	13.6%	4,254	3,888	366	9.4%
Advertising and promotion	223	150	73	48.7%	456	370	86	23.2%
Legal and professional fees	1,122	861	261	30.3%	1,783	1,754	29	1.7%
Deposit charges and FDIC insurance	368	409	(41)	-10.0%	608	896	(288)	-32.1%
Data processing and outside service fees	1,544	1,640	(96)	-5.9%	2,890	3,293	(403)	-12.2%
Communication fees	576	448	128	28.6%	1,012	880	132	15.0%
Core deposit intangible amortization	317	257	60	23.3%	574	514	60	11.7%
Net cost (earnings) of operation of OREO	206	(36)	242	-672.2%	259	(464)	723	-155.8%
Loan and collection expense	304	679	(375)	-55.2%	592	1,005	(413)	-41.1%
Postage and supplies	170	298	(128)	-43.0%	345	627	(282)	-45.0%
Other tax expense	494	127	367	289.0%	563	303	260	85.8%
Other noninterest expense	1,017	1,171	(154)	-13.2%	1,769	2,061	(292)	-14.2%

Total noninterest expense	$18,274	$16,784	$1,490	8.9%	$34,017	$32,705	$1,312	4.0%

Total noninterest expense increased to $18.3 million for the three months ended June 30, 2014, an increase of 8.9% from $16.8 million for the corresponding period in 2013. Excluding merger-related expenses of $594 thousand and $822 thousand for the three-month periods ended June 30, 2014 and 2013, respectively, noninterest expense increased $1.7 million, or 10.8%, for the three months ended June 30, 2014, compared to the corresponding period in the prior year. Total noninterest expense increased to $34.0 million for the six months ended June 30, 2014, an increase of 4.0% from $32.7 million for the corresponding period in 2013. Excluding merger-related expenses of $675 thousand and $1.6 million for the six-month periods ended June 30, 2014 and 2013, respectively, noninterest expense increased $2.3 million, or 7.1%, for the six months ended June 30, 2014, compared to the corresponding period in the prior year. Total full-time equivalents increased to 541 at June 30, 2014 from 452 at June 30, 2013. Adjusted noninterest expenses, which exclude merger-related expenses, is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Three-month comparison and analysis

Salaries and employee benefits expenses increased $884 thousand, or 10.0%, to $9.7 million in the three months ended June 30, 2014 compared to $8.8 million in the comparable period of 2013. These increases are primarily due to hiring initiatives designed to drive future organic growth opportunities and the increase in number of employees resulting from the Provident Community acquisition.

Other notable changes between categories during the three months ended June 30, 2014 when compared to the three months ended June 30, 2013 include (i) an increase in occupancy and equipment expense of $269 thousand, or 13.6%, to $2.2 million primarily due to the addition of the Richmond Market and Provident Community; (ii) an increase in legal and professional fees of $261 thousand, or 30.3%, to $1.1 million primarily due to the Provident Community acquisition; (iii) a decrease in loan and collection expenses of $375 thousand, or 55.2%, to $304 thousand due to improved asset quality issues; and (iv) an increase in other tax expense of $367 thousand, or 289.0%, to $494 thousand is due to a true-up of franchise taxes in the second quarter 2014.

Additionally, we realized a net loss on operation of other real estate during the second quarter of 2014 of $206 thousand. This represents an increase of $242 thousand, or 672.2%, when compared to the earnings from operation of OREO of $0.04 million during the comparable period of 2013. We sold 45 properties in the second quarter of 2014 at a net loss of approximately $19 thousand compared to 72 properties in the second quarter of 2013 at a net gain of approximately $743 thousand.

Six-month comparison and analysis

Salaries and employee benefits expenses increased $1.3 million, or 7.6%, to $18.9 million in the six months ended June 30, 2014 compared to $17.6 million in the comparable period of 2013. These increases are primarily due to hiring initiatives designed to drive future organic growth opportunities and the increase in number of employees resulting from the Provident Community acquisition.

Other notable changes between categories during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013 include (i) an increase in occupancy and equipment expense of $366 thousand, or 9.4%, to $4.2 million primarily due to the addition of the Richmond Market and Provident Community; (ii) a decrease in FDIC insurance of $288 thousand, or 32.1%, to $0.6 million resulting from a true-up of the estimated assessment; (iii) a decrease in data processing and outside service fees of $403 thousand, or 12.2%, to $2.9 million related to merger costs, in 2013, from the Citizens South acquisition; (iv) a decrease in loan and collection expense of $413 thousand, or 41.1%, to $0.6 million primarily due to improved asset quality; (v) a decrease in postage and supplies of $282 thousand, or 45.0% to $0.3 million related to merger costs, in 2013, from the Citizens South acquisition; and (vi) an increase in other tax expense of $260 thousand, or 85.8%, to $563 thousand primarily due to a true-up of franchise taxes.

Additionally, we realized a net loss on operation of OREO during the first half of 2014 of $259 thousand. This represents an increase of $723 thousand, or 155.8%, when compared to the earnings from operation of OREO of $0.5 million during the comparable period of 2013. We sold 79 properties in the first half of 2014 at a net gain of approximately $109 thousand compared to 152 properties in the first half of 2013 at a net gain of approximately $1.4 million.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended June 30, 2014, we recognized income tax expense of $1.8 million compared to income tax expense of $2.0 million for the same period in 2013. The effective tax rate for the three months ended June 30, 2014 is 33.94% compared to 34.05% for the same period in 2013. The change in the effective tax rate for the three-month periods was due to the amount of tax-exempt income on tax-exempt loans and municipal securities and nondeductible merger-related expenses relative to the size of pre-tax income.

For the six months ended June 30, 2014, we recognized income tax expense of $3.2 million compared to income tax expense of $3.7 million for the same period in 2013. The effective tax rate for the six months ended June 30, 2014 is 31.70% compared to 34.36% for the same period in 2013. The change in the effective tax rate for the six-month periods was due to the amount of tax-exempt income on tax-exempt loans and municipal securities, nondeductible merger-related expenses and the death benefits received on bank-owned life insurance relative to the size of pre-tax income.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at June 30, 2014 was 18.75% compared to 20.92% at December 31, 2013. The slight decline in liquidity is due to the deployment of cash into loans and the reclassification of available-for-sale investments to the held-to-maturity classification. Both ratios exceeded our minimum internal target of 10%. In addition, at June 30, 2014, we had $289.9 million of credit available from the FHLB, $151.6 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At June 30, 2014, we had $365.1 million of pre-approved but unused lines of credit, $3.2 million of standby letters of credit and $4.9 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on June 30, 2014 was $269.5 million compared to $262.1 million at December 31, 2013. The details of this increase are discussed under “- Financial Condition at June 30, 2014 and December 31, 2013.”

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules currently in effect are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. Under current regulations, all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At June 30, 2014, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of federal regulatory requirements.

Actual and required capital levels at June 30, 2014 and December 31, 2013 are presented below:

			Regulatory Minimums
			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions
	June 30, 2014	December 31, 2013	Ratio	Ratio
	(dollars in thousands)
Park Sterling Corporation
Tier 1 capital	$222,490	$218,552
Tier 2 capital	9,430	15,956

Total capital	$231,920	$234,508

Risk-weighted assets	$1,602,743	$1,424,574

Average assets for Tier 1	$2,100,048	$1,879,283

Risk-based capital ratios
Tier 1 capital	13.88%	15.34%	4.00%	6.00%
Total capital	14.47%	16.46%	8.00%	10.00%
Tier 1 leverage ratio	10.59%	11.63%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$206,718	$193,830
Tier 2 capital	9,430	15,956

Total capital	$216,148	$209,786

Risk-weighted assets	$1,599,321	$1,420,331

Average assets for Tier 1	$2,089,293	$1,861,925

Risk-based capital ratios
Tier 1 capital	12.93%	13.65%	4.00%	6.00%
Total capital	13.51%	14.77%	8.00%	10.00%
Tier 1 leverage ratio	9.89%	10.41%	4.00%	5.00%

In July 2013, the federal banking regulatory agencies approved Final Rules that will replace the existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the credit risk weightings for banking and trading book assets. The new regulatory capital rules establish the benchmark capital rules and capital floors that are generally applicable to United States banks under the Dodd-Frank Act and make the capital rules consistent with heightened international capital standards known as Basel III. These new capital standards will apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million.

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

Information about our off-balance sheet risk exposure is presented in Note 16 - Off-Balance Sheet Risk of the 2013 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, we were not involved in any unconsolidated SPE transactions, other than the investments in the four statutory trusts associated with our TruPS.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2014 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” presented our 2013 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2013 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended June 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from April 1, 2014 through April 30, 2014	34,481	$6.54	21,234	2,053,890

Repurchases from May 1, 2014 through May 31, 2014	49,900	6.50	49,900	2,003,990

Repurchases from June 1, 2014 through June 30, 2014	-	-	-	2,003,990

Total	84,381	$6.52	71,134	2,003,990

(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2)	On November 2, 2012, we announced a program which expires on December 31, 2014 to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

During the three months ended June 30, 2014, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 9, 2014

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

10.1	Park Sterling Corporation 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-196173) filed May 22, 2014

10.2

Form of Employee Restricted Stock Award Agreement (Time-Vesting) under the 2014 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014

10.3

Form of Non-Employee Director Restricted Stock Award Agreement (Time-Vesting) under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014

10.4

Form of Employee Nonqualified Stock Option Award Agreement under the 2014 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: August 8, 2014	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: August 8, 2014	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 9, 2014

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

10.1	Park Sterling Corporation 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-196173) filed May 22, 2014

10.2

Form of Employee Restricted Stock Award Agreement (Time-Vesting) under the 2014 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014

10.3

Form of Non-Employee Director Restricted Stock Award Agreement (Time-Vesting) under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014

10.4

Form of Employee Nonqualified Stock Option Award Agreement under the 2014 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934