Form 10-Q
period 2014-09-30
Park Sterling Corp
filed 2014-11-07
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 6, 2014, the registrant had outstanding 44,849,243 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2014	2013*

ASSETS

Cash and due from banks	$16,505	$13,087
Interest-earning balances at banks	41,883	41,680
Federal funds sold	465	300
Investment securities available-for-sale, at fair value	367,262	349,491
Investment securities held-to-maturity (fair value of $117,693 and $51,334, respectively)	117,463	51,972
Nonmarketable equity securities	9,731	5,905
Loans held for sale	4,763	2,430
Loans:
Non-covered	1,502,321	1,224,674
Covered	49,834	71,134
Less allowance for loan losses	(9,458)	(8,831)
Net loans	1,542,697	1,286,977

Premises and equipment, net	59,334	55,923
Bank-owned life insurance	57,293	47,832
Deferred tax asset	37,869	36,318
Other real estate owned - noncovered	8,631	9,404
Other real estate owned - covered	4,703	5,088
Goodwill	29,992	26,420
FDIC indemnification asset	5,078	10,025
Core deposit intangible	11,307	8,629
Accrued interest receivable	4,540	4,222
Other assets	6,739	5,087

Total assets	$2,326,255	$1,960,790

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$322,097	$255,861
Interest-bearing	1,542,511	1,344,024
Total deposits	1,864,608	1,599,885

Short-term borrowings	-	996
FHLB advances	140,000	55,000
Subordinated debt	23,413	22,052
Accrued interest payable	385	412
Accrued expenses and other liabilities	26,715	20,362
Total liabilities	2,055,121	1,698,707

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 44,850,813 and 44,730,669 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	44,851	44,731
Additional paid-in capital	222,470	222,559
Accumulated earnings (deficit)	6,341	(405)
Accumulated other comprehensive income (loss)	(2,528)	(4,802)
Total shareholders' equity	271,134	262,083

Total liabilities and shareholders' equity	$2,326,255	$1,960,790

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$19,725	$17,970	$55,385	$54,916
Federal funds sold	1	-	1	24
Taxable investment securities	2,597	1,494	6,720	3,429
Tax-exempt investment securities	138	187	493	571
Nonmarketable equity securities	103	37	254	109
Interest on deposits at banks	22	48	96	154
Total interest income	22,586	19,736	62,949	59,203

Interest expense
Money market, NOW and savings deposits	570	399	1,732	1,186
Time deposits	771	455	2,430	1,590
Short-term borrowings	1	-	3	7
FHLB advances	162	137	416	411
Subordinated debt	350	431	1,282	1,288
Total interest expense	1,854	1,422	5,863	4,482
Net interest income	20,732	18,314	57,086	54,721

Provision for loan losses	(484)	(419)	(866)	(35)
Net interest income after provision for loan losses	21,216	18,733	57,952	54,756

Noninterest income
Service charges on deposit accounts	1,137	637	2,771	2,016
Income from fiduciary activities	698	795	2,018	2,041
Commissions and fees from investment brokerage	85	115	313	308
Capital markets income	364	-	399	-
Gain (loss) on sale of securities available for sale	(63)	-	180	104
ATM and card income	631	639	1,905	1,818
Mortgage banking income	822	401	1,719	2,346
Income from bank-owned life insurance	552	537	2,197	1,447
Amortization of indemnification asset	(1,107)	(118)	(1,966)	(73)
Loss share true-up liability expense	(238)	73	(599)	(26)
Other noninterest income	257	178	1,665	702
Total noninterest income	3,138	3,257	10,602	10,683

Noninterest expense
Salaries and employee benefits	10,240	8,606	29,152	26,185
Occupancy and equipment	3,527	1,861	7,781	5,750
Advertising and promotion	564	186	1,020	556
Legal and professional fees	887	732	2,670	2,486
Deposit charges and FDIC insurance	441	372	1,049	1,268
Data processing and outside service fees	1,907	1,268	4,797	4,561
Communication fees	480	432	1,454	1,312
Core deposit intangible amortization	347	257	921	772
Net cost (earnings) of operation of other real estate owned	343	142	602	(323)
Loan and collection expense	298	556	890	1,560
Postage and supplies	176	188	521	815
Other noninterest expense	1,438	1,070	3,770	3,433
Total noninterest expense	20,648	15,670	54,627	48,375

Income before income taxes	3,706	6,320	13,927	17,064

Income tax expense	1,254	2,106	4,494	5,798

Net income	2,452	4,214	9,433	11,266

Preferred dividends	-	-	-	353

Net income to common shareholders	$2,452	$4,214	$9,433	$10,913

Basic earnings per common share	$0.06	$0.10	$0.21	$0.25

Diluted earnings per common share	$0.06	$0.10	$0.21	$0.25

Dividends per common share	$0.02	$0.02	$0.02	$0.02

Weighted-average common shares outstanding
Basic	43,910,365	44,170,964	43,919,481	44,098,417
Diluted	44,233,532	44,273,821	44,224,682	44,172,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$2,452	$4,214	$9,433	$11,266

Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	(1,457)	(1,286)	7,565	(11,403)
Change in net unrealized loss on securities transferred to held to maturity	77	-	(2,132)	-
Reclassification adjustment for net (gains) losses recognized in net income	63	-	(180)	(104)
Total securities available for sale and transferred securities	(1,317)	(1,286)	5,253	(11,507)

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	215	-	(1,672)	-
Total derivatives	215	-	(1,672)	-

Other comprehensive income (loss), before tax	(1,102)	(1,286)	3,581	(11,507)
		.		.
Deferred tax expense (benefit) related to other comprehensive income	(416)	(478)	1,307	(4,291)
		.		.
Other comprehensive income (loss), net of tax	(686)	(808)	2,274	(7,216)
		.		.
Total comprehensive income	$1,766	$3,406	$11,707	$4,050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Earnings	Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2012	20,500,000	$20,500	44,575,853	$44,576	$220,996	$(13,568)	$3,198	$275,702

Redemption of preferred stock	(20,500)	(20,500)						(20,500)

Issuance of restricted stock grants	-	-	151,500	151	(151)	-	-	-

Forfeitures of restricted stock grants	-	-	(21,360)	(21)	21	-	-	-

Exercise of stock options	-	-	55,391	55	225	-	-	280

Share-based compensation expense	-	-	-	-	1,468	-	-	1,468

Dividends on preferred stock	-	-	-	-	-	(353)	-	(353)

Dividends on common stock	-	-	-	-	-	(894)	-	(894)

Net income	-	-	-	-	-	11,266	-	11,266

Other comprehensive income (loss)	-	-	-	-	-	-	(7,216)	(7,216)

Balance at September 30, 2013	20,479,500	$-	44,761,384	$44,761	$222,559	$(3,549)	$(4,018)	$259,753

Balance at December 31, 2013	-	$-	44,730,669	$44,731	$222,559	$(405)	$(4,802)	$262,083

Shares issued	-	-	252	-	-	-	-	-

Issuance of restricted stock grants	-	-	236,900	237	(237)	-	-	-

Forfeitures of restricted stock grants	-	-	(6,000)	(6)	6	-	-	-

Exercise of stock options	-	-	43,618	44	154	-	-	198

Share-based compensation expense	-	-	-	-	845	-	-	845

Common stock repurchased	-	-	(154,626)	(155)	(857)	-	-	(1,012)

Dividends on common stock	-	-	-	-	-	(2,687)	-	(2,687)

Net income	-	-	-	-	-	9,433	-	9,433

Other comprehensive income	-	-	-	-	-	-	2,274	2,274

Balance at September 30, 2014	-	$-	44,850,813	$44,851	$222,470	$6,341	$(2,528)	$271,134

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$9,433	$11,266
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(7,169)	(6,314)
Net amortization on investments	1,521	1,350
Other depreciation and amortization	7,309	5,848
Provision for loan losses	(866)	(35)
Share-based compensation expense	845	1,468
Deferred income taxes	4,823	6,787
Amortization of FDIC indemnification asset	1,966	73
Net gains on sales of investment securities available-for-sale	(180)	(104)
Net gains on sales of loans held for sale	(674)	(1,293)
Net (gains) losses on sales of fixed assets	398	(18)
Net gains on sale of other repossessed assets	(96)	-
Net gains on sales of other real estate owned	(235)	(1,664)
Writedowns on other real estate owned	343	1,152
Proceeds from life insurance death benefit	651	-
Income from bank-owned life insurance	(2,197)	(1,447)
Proceeds from loans held for sale	43,076	93,800
Disbursements for loans held for sale	(44,344)	(81,430)
Change in assets and liabilities:
Decrease in FDIC indemnification asset	(198)	(1,440)
(Increase) decrease in accrued interest receivable	427	(185)
(Increase) decrease in other assets	(357)	2,388
Decrease in accrued interest payable	(1,588)	(91)
Increase in accrued expenses and other liabilities	3,729	1,520
Net cash provided by operating activities	16,617	31,631

Cash flows from investing activities
Net (increase) decrease in loans	(153,168)	35,245
Purchases of premises and equipment	(3,629)	(1,988)
Proceeds from sales of premises and equipment	138	73
Purchases of investment securities available-for-sale	(148,812)	(154,459)
Purchases of investment securities held-to-maturity	(10,447)	(27,284)
Proceeds from sales of investment securities available-for-sale	160,749	22,815
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	39,007	37,936
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	3,442	171
FDIC reimbursement of recoverable covered asset losses	3,179	6,104
Proceeds from sale of other real estate owned	10,761	17,642
Net redemptions of nonmarketable equity securities	3,444	617
Purchase of nonmarketable equity securities	(4,322)	-
Acquisitions, net of cash acquired	59,045	-
Net cash used by investing activities	(40,613)	(63,128)

Cash flows from financing activities
Net increase (decrease) in deposits	349	(76,040)
Repayments of long-term borrowings	(41,415)	5,000
Proceeds from FHLB advances	85,000	-
Decrease in short-term borrowings	(5,756)	(7,441)
Redemption of junior subordinated debt	(6,895)	-
Redemption of preferred stock	-	(20,500)
Exercise of stock options	198	280
Repurchase of common stock	(1,012)	-
Dividends on common stock	(2,687)	(894)
Dividends on preferred stock	-	(353)
Net cash provided (used) by financing activities	27,782	(99,948)

Net increase (decrease) in cash and cash equivalents	3,786	(131,445)

Cash and cash equivalents, beginning	55,067	184,142

Cash and cash equivalents, ending	$58,853	$52,697

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,890	$4,573
Cash paid for income taxes	270	74

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$5,253	$(7,216)
Change in unrealized gain on cash flow hedge, net of tax	(1,672)	-
Transfer from other assets to investment securities available-for-sale	-	1,393
Loans transferred to other real estate owned	6,651	6,938
Securities available-for-sale transferred to held-to-maturity	58,972	-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At September 30, 2014 and December 31, 2013, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2014 and December 31, 2013, and the results of its operations and cash flows for the three and nine months ended September 30, 2014 and 2013. Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

Tabular information, other than share and per share data, is presented in thousands of dollars. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation with no effect on net income or shareholders’ equity as previously reported.

Note 2 - Recent Accounting Pronouncements

In January 2014, the Finanancial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, "Investments --Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects". This update revises the criteria required to elect the measurement and presentation alternative under the Accounting Standards Codification ("ASC") 323-740 and simplifies the method of amortization of the investment for entities investing in flow-through limited liability entities that manage or invest in affordable housing projects qualifying for the low-income housing tax credit. The update allows entities that meet the required criteria to qualify to present the investment performance net of income tax expense to better represent the economics of the investment (rather than traditional investment accounting under the equity or cost method). If the entity qualifies for the measurement and presentation alternative, they may amortize the initial cost of the investment in proportion to the related tax credits received (the proportional allocation method). The amendments must be retrospectively applied for all periods presented. For public business entities this update is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this guidance but does not expect these updates to have a material effect on its financial statements.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

 In January 2014, the FASB issued ASU No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-04”). ASU 2014-04 amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the ASC to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2014, the FASB issued ASU 2014-14, "Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure" ("ASU 2014-14"). This update addresses the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program. If certain criteria are met, the loan should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This update is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The update should be adopted either prospectively or on a modified retrospective basis. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The Company is currently evaluating the impact of this guidance but does not expect these updates to have a material effect on its financial statements.

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

The assets acquired and liabilities assumed from Provident Community were recorded at their fair value as of the closing date of the merger. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $3.4 million was initially recorded at the time of the acquisition. As a result of refinements to the fair value mark on OREO, other assets and other liabilities, goodwill as indicated below is $0.2 million greater than the goodwill estimated at June 30, 2014. The following table summarizes the consideration paid by the Company in the merger with Provident Community and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	As Recorded	Fair Value and Other
	by	Merger Related	As Recorded
	Provident	Adjustments	by the Company
Consideration Paid
Cash			$1,397
Fair value of noncontrolling interest			5,096

Fair Value of Total Consideration Transferred			$6,493

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$65,538	$-	$65,538
Securities	124,035	-	124,035
Nonmarketable equity securities	2,948	-	2,948
Loans held for sale	390	-	390
Loans, net of allowance	112,412	(8,034)	104,378
Premises and equipment	3,150	32	3,182
Core deposit intangibles	-	3,600	3,600
Interest receivable	748	(3)	745
Other real estate owned	3,666	(702)	2,964
Bank owned life insurance	8,536	-	8,536
Deferred tax asset	1,628	5,307	6,935
Other assets	1,438	(218)	1,220

Total assets acquired	$324,489	$(18)	$324,471

Deposits	$264,281	$177	$264,458
Federal Home Loan Bank advances	37,500	3,915	41,415
Junior Subordinated Debt	12,372	(4,558)	7,814
Short term borrowings	4,760	-	4,760
Other liabilities	2,087	1,016	3,103

Total liabilities assumed	$321,000	$550	$321,550

Total identifiable assets	$3,489	$(568)	$2,921

Goodwill resulting from acquisition			$3,572

The following table discloses certain pro forma information as if Provident Community had been acquired on January 1, 2014 and January 1, 2013, respectively. These results combine the historical results of Provident Community in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014 and January 1, 2013. Acquisition-related costs of $2.9 million are included in the Company’s consolidated statements of income for the nine months ended September 30, 2014 and are not included in the proforma information below. In particular, no adjustments have been made to eliminate the amount of Provident Community provision for loan losses of $500 thousand in 2013 or the impact of OREO write-downs recognized by Provident Community in 2014 that may not have been necessary had the acquired loans and OREO been recorded at fair value as of the beginning of 2014 or 2013. Furthermore, additional expenses related to systems conversions and other costs of integration are expected to be recorded during 2014. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	Pro Forma	Pro Forma
	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Total revenues (net interest income plus other income)	$69,668	$72,937
Net income	$6,251	$7,593

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of investment securities at September 30, 2014 and December 31, 2013 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
Securities available-for-sale:
U.S. Government agencies	$510	$32	$-	$542
Municipal securities	11,959	906	-	12,865
Residential agency pass-through securities	143,348	1,148	(414)	144,082
Residential collateralized mortgage obligations	149,516	320	(2,110)	147,726
Commercial mortgage-backed securities	5,004	-	(160)	4,844
Asset-backed securities	53,144	1	(1,214)	51,931
Corporate and other securities	3,323	252	-	3,575
Equity securities	1,250	447	-	1,697
Total securities available-for-sale	$368,054	$3,106	$(3,898)	$367,262

Securities held-to-maturity:
Residential agency pass-through securities	$44,646	$602	$(14)	$45,234
Residential collateralized mortgage obligations	8,628	19	(15)	8,632
Commercial mortgage-backed securities	60,370	-	(2,372)	57,998
Asset-backed securities	5,951	-	(122)	5,829
Total securities held-to-maturity	$119,595	$621	$(2,523)	$117,693

December 31, 2013
Securities available-for-sale:
U.S. Government agencies	$513	$45	$-	$558
Municipal securities	15,826	680	-	16,506
Residential agency pass-through securities	90,043	741	(536)	90,248
Residential collateralized mortgage obligations	105,667	51	(2,369)	103,349
Commercial mortgage-backed securities	66,396	-	(4,994)	61,402
Asset-backed securities	73,369	1	(2,293)	71,077
Corporate and other securities	4,461	-	(16)	4,445
Equity securities	1,393	513	-	1,906
Total securities available-for-sale	$357,668	$2,031	$(10,208)	$349,491

Securities held-to-maturity:
Residential agency pass-through securities	$41,125	$-	$(392)	$40,733
Residential collateralized mortgage obligations	4,982	-	(74)	4,908
Asset-backed securities	5,865	-	(172)	5,693
Total securities held-to-maturity	$51,972	$-	$(638)	$51,334

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At June 1, 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2014 totaled $2.1 million. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $60.4 million is higher than the $58.2 million carrying value of the securities as of September 30, 2014. There were no other transfers of securities during the three- or nine-month periods ended September 30, 2014.

At September 30, 2014 and December 31, 2013, investment securities with a fair market value of $152.4 million and $99.5 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At September 30, 2014 and December 31, 2013, commercial MBS include $56.9 million and $55.7 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million and $5.7 million, respectively, of private-label securities collateralized by commercial properties.

At September 30, 2014 and December 31, 2013, asset-backed securities include a $5.8 million and $5.7 million security, respectively, which is approximately 42% collateralized by the Federal Family Education Loan Program and approximately 58% collateralized by private student loan programs.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at September 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

	September 30, 2014
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
U.S. Government agencies
Due after one year through five years	$510	$542
Municipal securities
Due after ten years	11,959	12,865
Residential agency pass-through securities
Due after five years through ten years	12,098	12,220
Due after ten years	131,250	131,862
Residential collateralized mortgage obligations
Due after ten years	149,516	147,726
Commercial mortgage-backed securities
Due after five years through ten years	5,004	4,844
Asset-backed securities
Due after ten years	53,144	51,931
Corporate and other securities
Due after ten years	3,323	3,575
Equity securities
Due after ten years	1,250	1,697
Total securities available-for-sale	$368,054	$367,262

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$44,646	$45,234
Residential collateralized mortgage obligations
Due after ten years	8,628	8,632
Commercial mortgage-backed securities
Due after five years through ten years	60,370	57,998
Asset-backed securities
Due after ten years	5,951	5,829
Total securities held-to-maturity	$119,595	$117,693

Securities available-for-sale of $34.5 million were sold in the three months ended September 30, 2014 resulting in a gross loss of $0.01 million. There were no sales of securities available-for-sale during the three months ended September 30, 2013. Securities available-for-sale of $160.7 million and $22.8 million were sold in the nine months ended September 30, 2014 and 2013, respectively, resulting in gross gains of $0.2 million and $0.1 million, respectively. The increase in sales of securities during the nine months ended September 30, 2014 is due to the sale of the majority of the securities acquired in the acquisition of Provident Community.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at September 30, 2014 and December 31, 2013. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis, none of the securities are deemed to be other than temporarily impaired. At September 30, 2014, thirteen securities have been in a continuous loss position for twelve months or more. At December 31, 2013, five securities had been in a continuous loss position for twelve months or more.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The “Volcker Rule” under the Dodd-Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund or private equity fund). At December 31, 2013, the Company held four investments in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $23.4 million which were included in asset-backed securities, which could have been impacted by the Volcker Rule. The collateral eligibility language in one of the securities held at December 31, 2013, has been amended to comply with the new bank investment criteria under the Volcker Rule. In addition, the Company sold one of the securities during the nine month period ended September 30, 2014 for a loss of $433 thousand, given expectations that it would not be amended to comply with the Volcker Rule. The Company’s investment in the two remaining securities, which had a net unrealized loss of $179,000 at September 30, 2014 and $274,000 at December 31, 2013, are currently prohibited under the Volcker Rule. The Company will determine any disposition plans for these securities as documentation is, or is not, amended. Under current Federal regulations, banks have until July 21, 2017 to conform their CLO interests to avoid the trading restrictions under the Volcker Rule. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary impairment, as applicable, with respect to these securities in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at either September 30, 2014 or December 31, 2013.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
Securities available-for-sale:
Residential agency pass-through securities	$58,049	$(261)	$7,936	$(153)	$65,985	$(414)
Residential collateralized mortgage obligations	54,437	(441)	49,733	(1,669)	104,170	(2,110)
Commercial mortgage-backed securities	-	-	4,844	(160)	4,844	(160)
Asset-backed securities	19,810	(184)	22,119	(1,030)	41,929	(1,214)

Total temporarily impaired available-for-sale securities	$132,296	$(886)	$84,632	$(3,012)	$216,928	$(3,898)

Securities held-to-maturity:
Residential agency pass-through securities	$6,156	$(14)	$-	$-	$6,156	$(14)
Residential collateralized mortgage obligations	3,848	(15)	-	-	3,848	(15)
Commercial mortgage-backed securities	-	-	57,998	(2,372)	57,998	(2,372)
Asset-backed securities	-	-	5,829	(122)	5,829	(122)

Total temporarily impaired held-to-maturity securities	$10,004	$(15)	$63,827	$(2,494)	$73,831	$(2,523)

December 31, 2013
Securities available-for-sale:
Residential agency pass-through securities	$32,674	$(536)	$-	$-	$32,674	$(536)
Residential collateralized mortgage obligations	55,856	(1,687)	18,167	(682)	74,023	(2,369)
Commercial mortgage-backed securities	42,391	(3,247)	19,011	(1,747)	61,402	(4,994)
Asset-backed securities	56,106	(2,236)	4,986	(57)	61,092	(2,293)
Corporate and other securities	3,945	(16)	-	-	3,945	(16)

Total temporarily impaired available-for-sale securities	$190,972	$(7,722)	$42,164	$(2,486)	$233,136	$(10,208)

Securities held-to-maturity:
Residential agency pass-through securities	$40,733	$(392)	$-	$-	$40,733	$(392)
Residential collateralized mortgage obligations	4,908	(74)	-	-	4,908	(74)
Asset-backed securities	5,693	(172)	-	-	5,693	(172)

Total temporarily impaired held-to-maturity securities	$51,334	$(638)	$-	$-	$51,334	$(638)

The Company has nonmarketable equity securities consisting of investments in several financial institutions and the investments in four statutory trusts. These investments totaled $9.7 million at September 30, 2014 and $5.9 million December 31, 2013. Included in these amounts at September 30, 2014 and December 31, 2013 was $8.3 million and $4.9 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of September 30, 2014 and December 31, 2013. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At September 30, 2014 and December 31, 2013, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	September 30, 2014			December 31, 2013
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$6,149	$167,160	$173,309	$5,737	$116,663	$122,400
Commercial real estate (CRE) - owner-occupied	30,210	301,093	331,303	35,760	231,821	267,581
CRE - investor income producing	51,810	410,621	462,431	56,996	325,191	382,187
AC&D - 1-4 family construction	687	32,245	32,932	-	19,959	19,959
AC&D - lots, land & development	17,967	37,133	55,100	22,699	42,890	65,589
AC&D - CRE	113	53,346	53,459	121	56,638	56,759
Other commercial	1,255	4,026	5,281	137	3,712	3,849
Total commercial loans	108,191	1,005,624	1,113,815	121,450	796,874	918,324

Consumer:
Residential mortgage	30,259	168,714	198,973	32,826	140,550	173,376
Home equity lines of credit (HELOC)	1,709	153,059	154,768	1,402	142,352	143,754
Residential construction	7,601	48,882	56,483	6,920	33,901	40,821
Other loans to individuals	909	25,535	26,444	1,189	17,606	18,795
Total consumer loans	40,478	396,190	436,668	42,337	334,409	376,746
Total loans	148,669	1,401,814	1,550,483	163,787	1,131,283	1,295,070
Deferred costs	-	1,672	1,672	-	738	738
Total loans, net of deferred costs	$148,669	$1,403,486	$1,552,155	$163,787	$1,132,021	$1,295,808

Included in the September 30, 2014 and December 31, 2013 loan totals are $49.8 million and $71.1 million, respectively, of covered loans pursuant to FDIC loss share agreements. Of these amounts, at September 30, 2014, approximately $47.1 million is included in PCI loans and $2.7 million is included in all other loans. At December 31, 2013, approximately $68.0 million is included in PCI loans and $3.2 million is included in all other loans.

At September 30, 2014 and December 31, 2013, the Company had sold participations in loans aggregating $6.6 million and $3.3 million, respectively, to other financial institutions on a nonrecourse basis. Of the $6.6 million in participation loans outstanding at September 30, 3014, $3.5 million were acquired in connection with the Provident Community merger. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. In addition, as part of the Provident Community merger, the Company was servicing approximately $4.1 million of residential mortgage loans for the benefit of others as of September 30, 2014.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does  for on-balance sheet instruments. Total loans sold with limited recourse in the three months ended September 30, 2014 and 2013 were $21.3 million and $16.2 million, respectively. Total loans sold with limited recourse in the nine months ended September 30, 2014 and 2013 were $42.4 million and $92.5 million, respectively.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At September 30, 2014, the carrying value of loans pledged as collateral to the FHLB and to the Federal Reserve for borrowings totaled $515.6 million. At December 31, 2013, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $472.4 million.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At September 30, 2014 and December 31, 2013, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended September 30, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,773	$473	$1,425	$-	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178
Provision for loan losses	12	162	(54)	-	(95)	(1,086)	60	2	155	138	240	(18)	(484)
Charge-offs	(111)	-	(20)	-	-	-	-	-	(25)	(4)	-	(15)	(175)
Recoveries	262	10	21	-	33	449	-	-	110	15	9	30	939
Net charge-offs	151	10	1	-	33	449	-	-	85	11	9	15	764
Balance, end of period	$1,936	$645	$1,372	$-	$1,153	$809	$283	$53	$612	$1,601	$900	$94	$9,458

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Reversal of PCI loan impairment	-	-	-	-	-	-	-	-	-	-	-	-	-
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,936	$645	$1,372	$-	$1,153	$809	$283	$53	$612	$1,601	$900	$94	$9,458

For the nine months ended September 30, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,491	$399	$1,797	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471
Provision for loan losses	88	(16)	(241)	-	231	(2,558)	(16)	27	159	907	466	18	(935)
Charge-offs	(111)	-	(292)	-	(15)	(4)	-	-	(88)	(402)	(7)	(37)	(956)
Recoveries	468	262	108	-	98	1,620	-	1	183	46	51	41	2,878
Net charge-offs	357	262	(184)	-	83	1,616	-	1	95	(356)	44	4	1,922
Balance, end of period	$1,936	$645	$1,372	$-	$1,153	$809	$283	$53	$612	$1,601	$900	$94	$9,458

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$-	$360
PCI Impairment charge-offs	-	-	(5)	-	-	-	-	-	(1)	(144)	-	-	(150)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	(5)	-	-	-	-	-	(1)	(144)	-	-	(150)
Reversal of PCI loan impairment	-	-	(354)	-	-	-	-	-	1	144	-	-	(209)
Benefit attributable to FDIC loss share agreements	-	-	278	-	-	-	-	-	-	-	-	-	278
Total provision for loan losses charged to operations	-	-	(76)	-	-	-	-	-	1	144	-	-	69
Provision for loan losses recorded through FDIC loss share receivable	-	-	(279)	-	-	-	-	-	-	-	-	-	(279)
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,936	$645	$1,372	$-	$1,153	$809	$283	$53	$612	$1,601	$900	$94	$9,458

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2013.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended September 30, 2013
Allowance for Loan Losses:
Balance, beginning of period	$1,585	$343	$1,419	$3,930	$-	$-	$-	$4	$267	$1,311	$518	$86	$9,463
Provision for loan losses	539	57	26	(1,240)	-	-	-	1	284	357	(44)	20	-
Charge-offs	(634)	(12)	(9)	(88)	-	-	-	-	(125)	(68)	-	(22)	(958)
Recoveries	52	1	26	-	-	-	-	1	32	16	2	11	141
Net charge-offs	(582)	(11)	17	(88)	-	-	-	1	(93)	(52)	2	(11)	(817)
Balance, end of period	$1,542	$389	$1,462	$2,602	$-	$-	$-	$6	$458	$1,616	$476	$95	$8,646

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$216	$-	$1	$445	$-	$-	$-	$-	$394	$3	$289	$36	$1,384
PCI Impairment charge-offs	(216)	-	-	(163)	-	-	-	-	(311)	-	(233)	(36)	(959)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(216)	-	-	(163)	-	-	-	-	(311)	-	(233)	(36)	(959)
Reversal of PCI loan impairment	-	-	(1)	(282)	-	-	-	-	(77)	(3)	(56)	-	(419)
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	(1)	(282)	-	-	-	-	(77)	(3)	(56)	-	(419)
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$6	$-	$-	$-	$6

Total Allowance for Loan Losses	$1,542	$389	$1,462	$2,602	$-	$-	$-	$6	$464	$1,616	$476	$95	$8,652

For the nine months ended September 30, 2013
Allowance for Loan Losses:
Balance, beginning of period	$849	$496	$1,102	$4,157	$-	$-	$-	$8	$454	$1,463	$1,046	$49	$9,624
Provision for loan losses	1,740	(64)	131	(2,206)	-	-	-	(3)	69	756	(616)	66	(127)
Charge-offs	(1,190)	(52)	(230)	(94)	-	-	-	-	(128)	(660)	(49)	(52)	(2,455)
Recoveries	143	9	459	745	-	-	-	1	63	57	95	32	1,604
Net charge-offs	(1,047)	(43)	229	651	-	-	-	1	(65)	(603)	46	(20)	(851)
Balance, end of period	$1,542	$389	$1,462	$2,602	$-	$-	$-	$6	$458	$1,616	$476	$95	$8,646

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$225	$-	$-	$542	$-	$-	$-	$-	$200	$-	$-	$-	$967
PCI Impairment charge-offs	(216)	-	(16)	(177)	-	-	-	(386)	(311)	-	(233)	(36)	(1,375)
PCI impairment recoveries	-	-	-	25	-	-	-	-	-	-	-	-	25
Net PCI impairment charge-offs	(216)	-	(16)	(152)	-	-	-	(386)	(311)	-	(233)	(36)	(1,350)
Reversal of PCI loan impairment	(9)	-	16	(390)	-	-	-	386	117	-	233	36	389
Benefit attributable to FDIC loss share agreements	(104)	-	(1)	(192)	-	-	-	-	-	-	-	-	(297)
Total provision for loan losses charged to operations	(113)	-	15	(582)	-	-	-	386	117	-	233	36	92
Provision for loan losses recorded through FDIC loss share receivable	104	-	1	192	-	-	-	-	-	-	-	-	297
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$6	$-	$-	$-	$6

Total Allowance for Loan Losses	$1,542	$389	$1,462	$2,602	$-	$-	$-	$6	$464	$1,616	$476	$95	$8,652

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at September 30, 2014 and December 31, 2013.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At September 30, 2014
Allowance for Loan Losses:
Individually evaluated for impairment	$239	$28	$52	$-	$-	$8	$-	$43	$320	$444	$195	$8	$1,337
Collectively evaluated for impairment	1,697	617	1,320	-	1,153	801	283	10	292	1,157	705	86	8,121
	1,936	645	1,372	-	1,153	809	283	53	612	1,601	900	94	9,458
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,936	$645	$1,372	$-	$1,153	$809	$283	$53	$612	$1,601	$900	$94	$9,458

Recorded Investment in Loans:
Individually evaluated for impairment	$785	$3,041	$1,497	$-	$-	$1,126	$-	$257	$2,918	$3,272	$622	$50	$13,568
Collectively evaluated for impairment	166,375	298,052	409,124	-	32,245	36,007	53,346	3,769	165,796	149,787	48,260	25,485	1,388,246
	167,160	301,093	410,621	-	32,245	37,133	53,346	4,026	168,714	153,059	48,882	25,535	1,401,814
Purchased credit-impaired	6,149	30,210	51,810	-	687	17,967	113	1,255	30,259	1,709	7,601	909	148,669
Total	$173,309	$331,303	$462,431	$-	$32,932	$55,100	$53,459	$5,281	$198,973	$154,768	$56,483	$26,444	$1,550,483

At December 31, 2013
Allowance for Loan Losses:
Individually evaluated for impairment	$14	$14	$527	$-	$-	$-	$-	$18	$167	$137	$7	$-	$884
Collectively evaluated for impairment	1,477	385	1,270	-	839	1,751	299	7	191	913	383	72	7,587
	1,491	399	1,797	-	839	1,751	299	25	358	1,050	390	72	8,471
Purchased credit-impaired	-	-	360	-	-	-	-	-	-	-	-	-	360
Total	$1,491	$399	$2,157	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,831

Recorded Investment in Loans:
Individually evaluated for impairment	$265	$1,902	$3,216	$-	$-	$1,888	$-	$262	$4,513	$3,014	$66	$60	$15,186
Collectively evaluated for impairment	116,398	229,919	321,975	-	19,959	41,002	56,638	3,450	136,037	139,338	33,835	17,546	1,116,097
	116,663	231,821	325,191	-	19,959	42,890	56,638	3,712	140,550	142,352	33,901	17,606	1,131,283
Purchased credit-impaired	5,737	35,760	56,996	-	-	22,699	121	137	32,826	1,402	6,920	1,189	163,787
Total	$122,400	$267,581	$382,187	$-	$19,959	$65,589	$56,759	$3,849	$173,376	$143,754	$40,821	$18,795	$1,295,070

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

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following look back periods were utilized by management in determining the quantitative reserve component at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Look back periods (in calendar quarters)
Commercial:
Commercial and industrial	15	15
CRE - owner-occupied	15	Minimum
CRE - investor income producing	15	15
AC&D - 1-4 family construction	15	15
AC&D - lots, land, & development	15	15
AC&D - CRE	15	Minimum
Other commercial	15	Minimum
Residential mortgage	15	12
HELOC	15	12
Residential construction	15	12
Other loans to individuals	15	Minimum

The changes in the look back periods noted above were made to provide a better estimate of the loss inherent in the portfolio for each loan category and to reflect the availability of loss history. The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the acquired purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. At September 30, 2014 and December 31, 2013, this analysis did not indicate a need for a provision for loan losses for the acquired purchased performing portfolio. The remaining mark on the acquired purchased performing loan portfolio was $3.7 million and $4.5 million at September 30, 2014 and December 31, 2013, respectively.

3)

     Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. The Company has historically focused directly on five specific environmental factors. These five factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors. During the second quarter of 2014, the Company introduced two new environmental factors – changes in loan review system and geographical considerations – that are discussed below. Management believes these additional categories provide more clarity in the determination of the allowance. Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in 5 basis point increments, up or down, with a maximum of 0.50%. Details of the seven environmental factors for inclusion in the allowance methodology are as follows:

i.

Portfolio trends, which may relate to such factors as type or level of loan origination activity, changes in asset quality (i.e., past due, special mention, non-performing) and/or changes in collateral values;

ii.	Portfolio concentrations, which may relate to individual borrowers and/or guarantors, industry sectors, loan types and/or other factors;

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

iv.	Changes in lending practices, which may relate to changes in credit policies, procedures, systems or staff;

v.	Changes in loan review system, which may introduce variation in loan grading, collateral adequacy and valuation and impairment classification;

vi.

Geographical considerations, which may relate to economic and/or environmental issues unique to a geographical area including but not limited to elimination of a major employer, natural disaster, or long-term states of emergency; and

vii.

Other factors, which is intended to capture the incremental adjustment, by loan type, to internally calculated minimum reserves (as discussed above) as well as environmental factors not specifically identified above.

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

This analysis resulted in net (recovery) impairment for the nine months ended September 30, 2014 of ($209) thousand. There was no impairment or recovery for the three months ended September 30, 2014. Additionally, $(278) thousand of this recovery of PCI impairment was attributable to covered loans under FDIC loss share agreements. These covered impairments were a function of a decrease in expected losses. See Note 6 – FDIC Loss Share Agreements for further discussion. A full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three and nine months ended September 30, 2014 and 2013.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2013 to September 30, 2014 was a function of the following:

(1)

a decrease of $2.0 million in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2010 are replaced with low loss periods in 2014. In addition, changes in look-back periods in the residential construction loan type, which better reflect the inherent loss in the portfolio, and the reclassification of the minimum reserve amounts to the qualitative component contributed to the decrease. In the past, we have recorded a minimum reserve as part of the quantitative component. A minimum reserve is utilized when we have insufficient internal loss history or when internal loss history falls below the minimum reserve percentage. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federally and state-chartered commercial banks. For the third quarter of 2014, we calculated the average historical loss rates and adjusted incrementally to the minimum reserve amounts in the qualitative component. This change represented a reclassification between components of the allowance and had no impact on the calculation in total.

(2)

An increase of $2.5 million in the qualitative component of the allowance primarily due to the reclassification of minimum reserve amounts noted in item (i) above as well as management’s decision to increase certain factors based on rapid loan growth, including entrance into new markets, and economic uncertainty based on recent market fluctuations.

(3)	A decrease of $360 thousand in the reserve on PCI loans due to the reversal of $360 thousand of previously recognized impairments.

(4)	An increase of $453 thousand in specific reserves which change periodically as loans move through or out of the impairment process.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both September 30, 2014 and December 31, 2013, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of September 30, 2014 and December 31, 2013, by loan class and by credit quality indicator.

	As of September 30, 2014
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$171,024	$326,551	$451,622	$32,932	$51,747	$53,459	$5,024	$1,092,359
Special mention	780	1,457	6,943	-	1,627	-	145	10,952
Classified	1,505	3,295	3,866	-	1,726	-	112	10,504
Total	$173,309	$331,303	$462,431	$32,932	$55,100	$53,459	$5,281	$1,113,815

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$195,210	$149,183	$55,741	$26,316	$426,450
Special mention	1,536	3,604	119	126	5,385
Classified	2,227	1,981	623	2	4,833
Total	$198,973	$154,768	$56,483	$26,444	$436,668

Total Loans					$1,550,483

	As of December 31, 2013
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$120,037	$260,472	$373,464	$19,959	$60,332	$56,759	$3,587	$894,610
Special mention	1,692	6,126	3,628	-	2,802	-	150	14,398
Classified	671	983	5,095	-	2,455	-	112	9,316
Total	$122,400	$267,581	$382,187	$19,959	$65,589	$56,759	$3,849	$918,324

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$169,519	$137,626	$39,824	$18,301	$365,270
Special mention	1,864	2,893	766	488	6,011
Classified	1,993	3,235	231	6	5,465
Total	$173,376	$143,754	$40,821	$18,795	$376,746

Total Loans					$1,295,070

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of September 30, 2014 and December 31, 2013.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of September 30, 2014
Commercial:
Commercial and industrial	$131	$883	$491	$6,149	$165,655	$173,309
CRE - owner-occupied	-	-	1,725	30,210	299,368	331,303
CRE - investor income producing	39	611	2,446	51,810	407,525	462,431
AC&D - 1-4 family construction	-	-	-	687	32,245	32,932
AC&D - lots, land & development	-	-	143	17,967	36,990	55,100
AC&D - CRE	-	-	-	113	53,346	53,459
Other commercial	47	146	112	1,255	3,721	5,281
Total commercial loans	217	1,640	4,917	108,191	998,850	1,113,815

Consumer:
Residential mortgage	125	177	367	30,259	168,045	198,973
HELOC	683	593	388	1,709	151,395	154,768
Residential construction	871	-	424	7,601	47,587	56,483
Other loans to individuals	99	9	266	909	25,161	26,444
Total consumer loans	1,778	779	1,445	40,478	392,188	436,668
Total loans	$1,995	$2,419	$6,362	$148,669	$1,391,038	$1,550,483

As of December 31, 2013
Commercial:
Commercial and industrial	$96	$52	$149	$5,737	$116,366	$122,400
CRE - owner-occupied	418	-	209	35,760	231,194	267,581
CRE - investor income producing	655	-	3,161	56,996	321,375	382,187
AC&D - 1-4 family construction	-	-	-	-	19,959	19,959
AC&D - lots, land & development	48	-	292	22,699	42,550	65,589
AC&D - CRE	-	-	-	121	56,638	56,759
Other commercial	-	112	-	137	3,600	3,849
Total commercial loans	1,217	164	3,811	121,450	791,682	918,324

Consumer:
Residential mortgage	-	32	1,340	32,826	139,178	173,376
HELOC	248	160	698	1,402	141,246	143,754
Residential construction	25	-	66	6,920	33,810	40,821
Other loans to individuals	14	11	-	1,189	17,581	18,795
Total consumer loans	287	203	2,104	42,337	331,815	376,746
Total loans	$1,504	$367	$5,915	$163,787	$1,123,497	$1,295,070

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

The Company’s quarterly cash flow analyses of PCI loan pools indicated no additional impairment for the three months ended September 30, 2014. The Company’s cash flow analyses of PCI loan pools indicated a net release of previous impairment of $209 thousand for the nine months ended September 30, 2014 as the pools affected showed improved expected cash flows. The following tables do not include information regarding impairment of the Company’s PCI loans. Additional information regarding these impairments and reversals are shown in the tables and discussion above.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	348	$426	$-	$183	$473	$-
CRE - owner-occupied	2,873	2,961	-	1,815	1,955	-
CRE - investor income producing	1,179	1,196	-	30	47	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	1,078	1,191	-	1,888	4,475
AC&D - CRE	-	-	-	-	-
Other commercial	-	-	-	150	167	-
Total commercial loans	5,478	5,774	-	4,066	7,117	-
Consumer:
Residential mortgage	338	437	-	3,080	3,926	-
HELOC	1,348	1,990	-	2,478	2,855	-
Residential construction	18	39	-	26	39	-
Other loans to individuals	-	-	-	58	62	-
Total consumer loans	1,704	2,466	-	5,642	6,882	-
Total impaired loans with no related allowance recorded	$7,182	$8,240	$-	$9,708	$13,999	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$437	$452	$239	$82	$90	$14
CRE - owner-occupied	168	175	28	87	88	14
CRE - investor income producing	318	330	52	3,186	3,673	527
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	48	49	8	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	257	274	43	112	112	18
Total commercial loans	1,228	1,280	370	3,467	3,963	573
Consumer:
Residential mortgage	2,580	2,647	320	1,433	1,485	167
HELOC	1,924	1,997	444	536	587	137
Residential construction	604	613	195	40	42	7
Other loans to individuals	50	53	8	2	4	-
Total consumer loans	5,158	5,310	967	2,011	2,118	311
Total impaired loans with an allowance recorded	$6,386	$6,590	$1,337	$5,478	$6,081	$884

Total Impaired Loans:
Commercial:
Commercial and industrial	$785	$878	$239	$265	$563	$14
CRE - owner-occupied	3,041	3,136	28	1,902	2,043	14
CRE - investor income producing	1,497	1,526	52	3,216	3,720	527
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	1,126	1,240	8	1,888	4,475	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	257	274	43	262	279	18
Total commercial loans	6,706	7,054	370	7,533	11,080	573
Consumer:
Residential mortgage	2,918	3,084	320	4,513	5,411	167
HELOC	3,272	3,987	444	3,014	3,442	137
Residential construction	622	652	195	66	81	7
Other loans to individuals	50	53	8	60	66	-
Total consumer loans	6,862	7,776	967	7,653	9,000	311

Total impaired loans	$13,568	$14,830	$1,337	$15,186	$20,080	$884

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The average recorded investment and interest income recognized on impaired loans, by class, for the three and nine months ended September 30, 2014 and 2013 are shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$507	$4	$219	$4	$418	$14	$345	$4
CRE - owner-occupied	2,876	8	2,033	93	2,513	34	1,903	93
CRE - investor income producing	1,060	7	180	-	656	23	1,816	-
AC&D	-	-	2,300	58	-	-	3,982	181
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	1,086	20	-	-	1,489	98	-	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	154	-	90	-	160	-
Total commercial loans	5,529	39	4,886	155	5,166	169	8,206	278
Consumer:
Residential mortgage	1,172	-	2,876	14	2,348	-	2,207	46
Home equity lines of credit	1,380	6	1,139	16	1,525	19	1,183	16
Residential construction	18	-	-	-	16	-	24	-
Other loans to individuals	-	-	62	1	35	-	68	3
Total consumer loans	2,570	6	4,077	31	3,924	19	3,482	65
Total impaired loans with no related allowance recorded	$8,099	$45	$8,963	$186	$9,090	$188	$11,688	$343

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$281	$-	$437	$-	$178	$1	$516	$1
CRE - owner-occupied	175	4	74	-	147	7	30	-
CRE - investor income producing	366	-	3,675	37	1,532	-	2,192	112
AC&D	-	-	125	-	-	-	50	-
AC&D - 1-4 family construction	-	-	-	-	19	-	-	-
AC&D - lots, land & development	48	-	-	-	29	-	-	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	257	-	-	-	147	5	-	-
Total commercial loans	1,127	4	4,311	37	2,052	13	2,788	113
Consumer:
Residential mortgage	1,963	16	1,283	10	1,651	55	1,241	26
Home equity lines of credit	1,836	12	1,431	1	1,624	35	876	2
Residential construction	607	-	40	1	273	-	16	1
Other loans to individuals	57	1	3	-	24	2	1	-
Total consumer loans	4,463	29	2,757	12	3,572	92	2,134	29
Total impaired loans with an allowance recorded	$5,590	$33	$7,068	$49	$5,624	$105	$4,922	$142

Total Impaired Loans:
Commercial:
Commercial and industrial	$788	$4	$656	$4	$596	$15	$861	$5
CRE - owner-occupied	3,051	12	2,107	93	2,660	41	1,933	93
CRE - investor income producing	1,426	7	3,855	37	2,188	23	4,008	112
AC&D	-	-	2,425	58	-	-	4,032	181
AC&D - 1-4 family construction	-	-	-	-	19	-	-	-
AC&D - lots, land & development	1,134	20	-	-	1,518	98	-	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	257	-	154	-	237	5	160	-
Total commercial loans	6,656	43	9,197	192	7,218	182	10,994	391
Consumer:
Residential mortgage	3,135	16	4,159	24	3,999	55	3,448	72
Home equity lines of credit	3,216	18	2,570	17	3,149	54	2,059	18
Residential construction	625	-	40	1	289	-	40	1
Other loans to individuals	57	1	65	1	59	2	69	3
Total consumer loans	7,033	35	6,834	43	7,496	111	5,616	94

Total impaired loans	$13,689	$78	$16,031	$235	$14,714	$293	$16,610	$485

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three and nine months ended September 30, 2014, the Company recognized $78 thousand and $293 thousand, respectively, in interest income with respect to impaired loans, primarily accruing TDRs, within the period the loans were impaired. During the three and nine months ended September 30, 2013, the Company recognized $235 thousand and $485 thousand, respectively, in interest income with respect to impaired loans, primarily accruing TDRs, within the period the loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At September 30, 2014, there were $3.1 million in loans past due 90 days or more and accruing interest of which $1.8 million was a single relationship that repaid in full on October 1, 2014. At December 31, 2013, there were $17 thousand in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at September 30, 2014 and December 31, 2013. The recorded investment in nonaccrual loans at September 30, 2014 and December 31, 2013 follows:

	September 30,	December 31,
	2014	2013
Commercial:
Commercial and industrial	$430	$200
CRE - owner-occupied	1,752	209
CRE - investor income producing	1,017	3,192
AC&D - 1-4 family construction	-	-
AC&D - lots, land & development	47	292
AC&D - CRE	-	-
Other commercial	112	112
Total commercial loans	3,358	4,005
Consumer:
Residential mortgage	742	2,007
HELOC	1,171	2,348
Residential construction	623	66
Other loans to individuals	-	2
Total consumer loans	2,536	4,423
Total nonaccrual loans	$5,894	$8,428

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $184.0 million and $197.0 million and a carrying value of $148.7 million and $163.8 million at September 30, 2014 and December 31, 2013, respectively. PCI loans represented 6.4% and 8.4% of total assets at September 30, 2014 and December 31, 2013, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The PCI loan portfolio acquired in connection with the Provident Community acquisition was accounted for at fair value as follows:

May 1, 2014

Contractual principal and interest at acquisition	$47,572
Nonaccretable difference	(7,480)
Expected cash flows at acquisition	40,092
Accretable yield	-

Basis in PCI loans at acquisition - estimated fair value	$40,092

A summary of changes in the accretable yield for all PCI loans for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Accretable yield, beginning of period	$45,659	$42,248	$39,249	$42,734
Addition from the Provident Community acquisition	-	-	7,179	-
Interest income	(4,096)	(3,591)	(12,056)	(11,201)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,933	1,699	8,266	7,445
Other changes, net	549	(653)	1,407	725
Accretable yield, end of period	$44,045	$39,703	$44,045	$39,703

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

The Company had allocated $638 thousand and $565 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the Company had 12 TDR loans totaling $4.7 million, of which $410 thousand are nonaccrual loans. As of December 31, 2013, the Company had 11 TDR loans totaling $8.2 million, of which $4.4 million are nonaccrual loans.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following tables represent a breakdown of the types of concessions made by loan class for the nine-month periods ended September 30, 2014 and 2013. There were no concessions made during the three months ended September 30, 2014 and 2013.

	Nine months ended September 30, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	1	$14	$14
CRE - investor income producing	1	94	94
Other commercial	1	165	165
HELOC	1	299	299
Residential construction	1	173	173
	5	$745	$745

	Nine months ended September 30, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Residential mortgage	1	$43	$43
Total	1	43	43

Extended payment terms
AC&D	1	962	962
	1	962	962

Total	2	$1,005	$1,005

There were no loans that were modified as TDRs within the 12 months ended September 30, 2014 and September 30, 2013 for which there was a payment default during the three or nine months ended September 30, 2014 or September 30, 2013, respectively.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended September 30, 2014 and 2013

Twelve Months Ended September 30, 2014
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	5	$1,733	-	$-
Extended payment terms	1	94	1	40	-	$-
Total	1	$94	6	$1,773	-	$-

Twelve Months Ended September 30, 2013
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	2	$164	1	$42	-	$-
Extended payment terms	1	329	1	109	-	$-
Total	3	$493	2	$151	-	$-

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

	Nine Months Ended
	September 30,
	2014	2013

Beginning balance	$17,247	$4,184
Disbursements	1,784	12,830
Repayments	(4,961)	(1,928)
Ending balance	$14,070	$15,086

At September 30, 2014 and December 31, 2013, the Company had pre-approved but unused lines of credit totaling $2.1 million and $3.0 million, respectively, to related parties.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 6 – FDIC Loss Share Agreements

In connection with the Citizens South Banking Corporation (“Citizens South”) acquisition, the Bank assumed two purchase and assumption agreements with the Federal Deposit Insurance Corporation (“FDIC”) that cover approximately $49.8 million and $71.1 million of covered loans as of September 30, 2014 and December 31, 2013, respectively, and $4.7 million and $5.1 million of covered other real estate owned (“OREO”) as of September 30, 2014 and December 31, 2013, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. At September 30, 2014 and December 31, 2013, the Bank recorded an estimated receivable from the FDIC in the amount of $3.4 million and $6.6 million, respectively, related to these loss share agreements.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At September 30, 2014 and December 31, 2013, the Bank recorded an estimated receivable from the FDIC in the amount of $1.7 million and $3.4 million, respectively, related to these loss share agreements.

The following table provides changes in the estimated receivable from the FDIC for the nine months ended September 30, 2014 and 2013:

	September 30,
	2014	2013

Balance, beginning of period	$10,025	$18,697
Increase (decrease) in expected losses on loans	(278)	297
Additional (gains) losses to OREO	96	438
Reimbursable expenses	380	321
Amortization discounts and premiums, net	(1,966)	(209)
Reimbursements from the FDIC	(3,179)	(6,104)
Other changes, net	-	519
Balance, end of period	$5,078	$13,959

The estimated receivable from the FDIC is measured separately from the related covered assets.. At September 30, 2014 and December 31, 2013, the projected cash flows related to the FDIC receivable for losses and reimbursable expenses on covered loans and assets were approximately $4.0 million and $11.5 million, respectively. Included in the estimated receivable above is a component of amortization which will be recognized over the life of the agreement, with increases or decreases based on estimated performance of the underlying loans.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In relation to the FDIC indemnification asset is an expected true-up with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At September 30, 2014 and December 31, 2013, the true-up amount was estimated to be approximately $5.6 million and $5.0 million, respectively, at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

Note 7 – Other Real Estate Owned

The Company owned $13.3 million and $14.5 million in OREO at September 30, 2014 and December 31, 2013, respectively. The portion of OREO covered under the loss share agreements with the FDIC at September 30, 2014 and December 31, 2013 totaled $4.7 million and $5.1 million, respectively.

Transactions in OREO for the three and nine months ended September 30, 2014 and 2013 are summarized below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Non-Covered OREO	2014	2013	2014	2013

Beginning balance	$10,773	$9,741	$9,404	$18,427
Additions	190	772	1,701	1,735
Acquired through merger	-	-	2,964	-
Sales	(2,280)	(1,667)	(5,248)	(11,009)
Writedowns	(52)	(138)	(190)	(445)
Ending balance	$8,631	$8,708	$8,631	$8,708

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Covered OREO	2014	2013	2014	2013

Beginning balance	$5,234	$6,542	$5,088	$6,646
Additions	1,181	1,887	4,950	5,203
Sales	(1,457)	(2,255)	(5,036)	(4,969)
Writedowns	(255)	(1)	(299)	(707)
Ending balance	$4,703	$6,173	$4,703	$6,173

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following is a summary of information relating to analysis of OREO at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Non-covered OREO:
Commercial and industrial	$654	$-
CRE - owner-occupied	616	591
CRE - investor income producing	1,987	2,933
AC&D - 1-4 family construction	1,511	2,811
AC&D - lots, land & development	2,058	1,448
Other commercial	257	195
Residential mortgage	873	704
HELOC	196	124
Residential construction	439	598
Other loans to individuals	40	-
OREO covered by FDIC loss share agreements	4,703	5,088

	$13,334	$14,492

Note 8 – Subordinated Debt

In September 2009, the Bank issued $6.9 million in aggregate principal amount of its 11% Subordinated Notes, due June 30, 2019 (the “Notes”). On June 30, 2014, the Bank redeemed these Notes in full at a price equal to 100% of the principal amount of the Notes redeemed plus accrued but unpaid interest.

As a result of the mergers with Community Capital, Citizens South and Provident Community, the Company’s capital structure includes trust preferred securities previously issued by the predecessor companies through specially formed trusts. The combined total amount outstanding of the acquired trusts as of September 30, 2014 and December 31, 2013 was $38.1 million ($23.4 million, net of mark to market) and $25.8 million ($15.2 million, net of mark to market), respectively.

Community Capital previously had formed Community Capital Corporation Statutory Trust I, an unconsolidated statutory business trust, which issued $10.3 million ($6.1 million, net of mark to market) of trust preferred securities that were sold to third parties. The rate on the trust preferred securities acquired through the Community Capital merger adjusts quarterly to three-month LIBOR plus 1.55%. Citizens South previously had formed CSBC Statutory Trust I, an unconsolidated statutory business trust, which issued $15.5 million ($9.4 million, net of mark to market) of trust preferred securities that were sold to third parties. The rate on the trust preferred securities acquired through the Citizens South merger adjusts quarterly to three-month LIBOR plus 1.57%. Provident Community previously had formed Provident Community Bancshares Capital Trust I and Provident Community Bancshares Capital Trust II. Each trust is an unconsolidated statutory business trust, which issued $4.1 million ($2.6 million, net of mark to market) and $8.2 million ($5.3 million, net of mark to market), respectively, of trust preferred securities that were sold to third parties. The rate on each of the trust preferred securities acquired through the Provident Community merger adjusts quarterly to three-month LIBOR plus 1.74%.

The amounts presented are after related acquisition accounting fair market value adjustments. The proceeds of the sales of the trust preferred securities were used to purchase junior subordinated debt from the predecessor companies, which are presented as subordinated debt in the condensed consolidated balance sheets of the Company and qualify for inclusion in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

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

As of September 30, 2014 and December 31, 2013, the Company had a net DTA in the amount of approximately $37.9 million and $36.3 million, respectively. The increase is primarily a function of fair market value adjustments related to the Provident Community merger, partially offset by earnings of $9.4 million during the first nine months of 2014. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined that as of September 30, 2014 and December 31, 2013 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either September 30, 2014 or December 31, 2013.

Note 10 - Per Share Results

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of shares outstanding during the relevant period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options and restricted shares (unvested shares), and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company's stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted-average number of common shares outstanding excluding unvested restricted shares	43,910,365	44,170,964	43,919,481	44,098,417

Effect of dilutive stock options and unvested shares	323,167	102,857	305,201	74,052

Weighted-average number of common shares and dilutive potential common shares outstanding	44,233,532	44,273,821	44,224,682	44,172,469

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were 1,940,740 outstanding options and 853,208 outstanding unvested restricted shares that were anti-dilutive for the three months ended September 30, 2014. There were 244,910 dilutive stock options and 78,257 dilutive unvested restricted shares outstanding for the three months ended September 30, 2014.

There were 2,664,625 outstanding options and 554,400 outstanding unvested restricted shares that were anti-dilutive for the three months ended September 30, 2013. There were 58,037 dilutive stock options and 44,820 dilutive unvested restricted shares outstanding for the three months ended September 30, 2013.

There were 1,948,108 outstanding options and 863,805 outstanding unvested restricted shares that were anti-dilutive for the nine months ended September 30, 2014. There were 237,542 dilutive stock options and 67,660 dilutive unvested restricted shares outstanding for the nine months ended September 30, 2014.

There were 2,678,958 outstanding options and 554,400 outstanding unvested restricted shares that were anti-dilutive for the nine months ended September 30, 2013. There were 42,231 dilutive stock options and 31,820 dilutive unvested restricted shares outstanding for the nine months ended September 30, 2013.

At September 30, 2014, 554,400 of the outstanding restricted shares had performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively. These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in basic earnings per share calculations until they vest (and thereby have economic rights).

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

Note 12 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At September 30, 2014, we had $369.6 million of pre-approved but unused lines of credit, $7.4 million of standby letters of credit and $487 thousand of commercial letters of credit. At December 31, 2013, we had $279.5 million of pre-approved but unused lines of credit, $3.6 million of standby letters of credit and $1.9 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 13 - Derivative Financial Instruments and Hedging Activities

The following table presents information on the Company’s swaps at September 30, 2014:

					Floating
Original	Current				Rate
Notional	Notional	Termination	Fixed	Floating	Payer	Hedge	Type of
Amount	Amount	Date	Rate	Rate	Spread	Treatment	Hedge
$2,555	$2,345	10/10/15	5.50%	USD-LIBOR-BBA	2.88%	Yes	Fair Value
3,595	3,108	04/27/17	5.25%	USD-LIBOR-BBA	2.73%	Yes	Fair Value
3,269	3,133	04/01/19	4.45%	USD-LIBOR-BBA	2.90%	Yes	Fair Value
2,365	2,304	06/27/22	4.50%	USD-LIBOR-BBA	2.25%	Yes	Fair Value
8,000	7,960	08/13/19	4.81%	USD-LIBOR-BBA	3.10%	Yes	Fair Value
12,500	12,500	12/31/18	1.688%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
12,500	12,500	12/31/20	2.341%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
25,000	25,000	12/31/20	3.104%	USD-Federal Funds-H15	0.25%	Yes	Cash Flow
20,000	20,000	10/21/21	3.439%	USD-LIBOR-BBA	0.00%	Yes	Cash Flow
1,338	1,315	06/15/19	4.95%	USD-LIBOR-BBA	2.75%	No	N/A
2,600	2,552	03/15/21	4.34%	USD-LIBOR-BBA	2.15%	No	N/A
489	3,422	03/15/21	4.64%	USD-LIBOR-BBA	2.15%	No	N/A
1,122	1,119	10/05/18	4.25%	USD-LIBOR-BBA	2.00%	No	N/A
1,273	1,273	09/05/19	4.00%	USD-LIBOR-BBA	1.75%	No	N/A
21,000	21,000	09/15/24	4.60%	USD-LIBOR-BBA	2.16%	No	N/A
$117,606	$119,531

At September 30, 2014, the Company had five loan swaps accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. The aggregate original notional amount of these loan swaps was $19.8 million. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the London Interbank Offered Rate (“LIBOR”) curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. These derivative instruments are carried at a fair market value of $(262) thousand and $(258) thousand at September 30, 2014 and December 31, 2013, respectively, and are included in other liabilities. The loans being hedged are also recorded at fair value. These fair value hedges had no indications of ineffectiveness for any of the periods presented. The Company recorded interest expense on these loan swaps of $68 thousand and $148 thousand in the three and nine months ended September 30, 2014, respectively, and $35 thousand and $200 thousand in the three and nine months ended September 30, 2013, respectively.

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(479) thousand and $298 thousand at September 30, 2014 and December 31, 2013, respectively, and is included in other liabilities at September 30, 2014 and other assets at December 31, 2013. As a result of the unfavorable position of the instrument at September 30, 2014, the Company posted collateral of approximately $480 thousand with the counterparty.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $(649) thousand and $247 thousand at September 30, 2014 and December 31, 2013, respectively, and are included in other liabilities at September 30, 2014 and other assets at December 31, 2013. As a result of the unfavorable position of the instruments at September 30, 2014, the Company posted collateral of approximately $650 thousand with the counterparty.

The Company has entered into six interest rate swap agreements to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. To meet the needs of the Company’s customers, the Company has entered into certain swap agreements to convert variable rate loans receivable into fixed rates for the customer’s cash flow management needs. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had a notional amount of $30.8 million at September 30, 2014, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $449 thousand. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. At September 30, 2014, there was no impact to earnings as the changes in the fair value of both the fixed and variable legs of the swap completely offset each other.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 14 – Accumulated Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the following table. Reclassification adjustments related to securities available for sale are included in gain (loss) on sale of securities available for sale in the accompanying consolidated statements of income. Amortization of net unrealized losses on securities transferred to held to maturity are included in interest income on taxable investment securities in the accompanying consolidated statements of income.

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$(1,457)	$(549)	$(908)	$(1,286)	$(478)	$(808)
Change in net unrealized gains (losses) on securities transferred to held to maturity	77	29	48	-	-	-
Reclassification adjustment for net (gains) losses recognized in net income	63	23	40	-	-	-
Total securities available for sale and transferred securities	(1,317)	(497)	(820)	(1,286)	(478)	(808)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	215	81	134	-	-	-
Total derivatives	215	81	134	-	-	-

Total other comprehensive income (loss)	$(1,102)	$(416)	$(686)	$(1,286)	$(478)	$(808)

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$7,565	$2,803	$4,762	$(11,403)	$(4,242)	$(7,161)
Change in net unrealized loss on securities transferred to held to maturity	(2,132)	(801)	(1,331)	-	-	-
Reclassification adjustment for net (gains) losses recognized in net income	(180)	(68)	(112)	(104)	(49)	(55)
Total securities available for sale and transferred securities	5,253	1,934	3,319	(11,507)	(4,291)	(7,216)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(1,672)	(627)	(1,045)	-	-	-
Total derivatives	(1,672)	(627)	(1,045)	-	-	-

Total other comprehensive income (loss)	$3,581	$1,307	$2,274	$(11,507)	$(4,291)	$(7,216)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$(5,145)	$343	$(4,802)
Other comprehensive income (loss) before reclassifications	3,431	(1,045)	2,386
Amounts reclassified from accumulated other comprehensive income (loss)	(112)	-	(112)
Net other comprehensive income (loss) during the period	3,319	(1,045)	2,274
Balance, September 30, 2014	$(1,826)	$(702)	$(2,528)

Balance, January 1, 2013	$3,198	$-	$3,198
Other comprehensive income (loss) before reclassifications	(7,161)	-	(7,161)
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	-	(55)
Net other comprehensive income (loss) during the period	(7,216)	-	(7,216)
Balance, September 30, 2013	$(4,018)	$-	$(4,018)

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

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2014 and December 31, 2013 are as follows:

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Financial assets:
Cash and cash equivalents	$58,853	$58,853	$58,853	$-	$-
Investment securities available-for-sale	367,262	367,262	1,697	365,565	-
Investment securities held-to-maturity	117,463	117,693	-	117,693	-
Nonmarketable equity securities	9,731	9,731	-	9,731	-
Loans held for sale	4,763	4,763	-	4,763	-
Loans, net of allowance	1,542,697	1,471,901	-	19,159	1,452,742
FDIC indemnification asset	5,078	5,078	-	-	5,078
Accrued interest receivable	4,540	4,540	-	4,540	-

Financial liabilities:
Deposits with no stated maturity	1,242,407	1,242,407	-	1,242,407	-
Deposits with stated maturities	622,201	560,476	-	560,476	-
Swap fair value hedge	309	309	-	309	-
Interest rate swaps	1,643	1,643	-	1,643	-
Borrowings	163,413	162,938	-	162,938	-
Accrued interest payable	385	385	-	385	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$55,067	$55,067	$55,067	$-	$-
Investment securities available-for-sale	349,491	349,491	1,906	347,585	-
Investment securities held-to-maturity	51,972	51,334	-	51,334	-
Nonmarketable equity securities	5,905	5,905	-	5,905	-
Loans held for sale	2,430	2,430	-	2,430	-
Loans, net of allowance	1,286,977	1,267,349	-	5,884	1,261,465
FDIC indemnification asset	10,025	10,025	-	-	10,025
Interest rate swaps	545	545	-	545	-
Accrued interest receivable	4,222	4,222	-	4,222	-

Financial liabilities:
Deposits with no stated maturity	1,055,457	1,055,457	-	1,055,457	-
Deposits with stated maturities	544,428	545,111	-	545,111	-
Swap fair value hedge	258	258	-	258	-
Borrowings	78,048	77,899	-	77,899	-
Accrued interest payable	412	412	-	412	-

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

Derivative Instruments - Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of September 30, 2014 and December 31, 2013, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges.

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

At September 30, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records the five loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at September 30, 2014 and December 31, 2013 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
September 30, 2014
U.S. Government agencies	$-	$542	$-	$542
Municipal securities	-	12,865	-	12,865
Residential agency pass-through securities	-	144,082	-	144,082
Residential collateralized mortgage obligations	-	147,726	-	147,726
Commercial mortgage-backed obligations	-	4,844	-	4,844
Asset-backed securities	-	51,931	-	51,931
Corporate and other securities	-	3,575	-	3,575
All other equity securities	1,697	-	-	1,697
Interest rate swaps	-	(1,643)	-	(1,643)
Fair value loans	-	19,159	-	19,159
Swap fair value hedge	-	(309)	-	(309)

December 31, 2013
U.S. Government agencies	$-	$558	$-	$558
Municipal securities	-	16,506	-	16,506
Residential agency pass-through securities	-	90,248	-	90,248
Residential collateralized mortgage obligations	-	103,349	-	103,349
Commercial mortgage-backed obligations	-	61,402	-	61,402
Asset-backed securities	-	71,077	-	71,077
Corporate and other securities	-	4,445	-	4,445
All other equity securities	1,906	-	-	1,906
Interest rate swaps	-	545	-	545
Fair value loans	-	5,884	-	5,884
Swap fair value hedge	-	(258)	-	(258)

There were no transfers between valuation levels for any accounts during the nine months ended September 30, 2014. At December 31, 2013, the Company transferred its corporate debt security investment from Level 3 to Level 2. In December 2013, the Company received notice that this corporate debt security would be satisfied at its book value in January 2014. The full book value of this security was received on January 31, 2014. At September 30, 2014, the Company had no Level 3 assets measured at fair value on a recurring basis. If different valuation techniques are deemed necessary, the Company would consider those transfers to occur at the end of the period that the accounts are valued.

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

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
September 30, 2014
OREO	$-	$-	$5,284	$5,284
Impaired loans:
Commercial and industrial	-	-	141	141
CRE - owner-occupied	-	-	77	77
CRE - investor income producing	-	-	242	242
AC&D - lots, land & development	-	-	40	40
Other commercial	-	-	121	121
Residential mortgage	-	-	125	125
HELOC	-	-	1,252	1,252
Residential construction	-	-	385	385
Other loans to individuals	-	-	42	42

December 31, 2013
OREO	$-	$-	$9,085	$9,085
Impaired loans:
Commercial and industrial	-	-	69	69
CRE - owner-occupied	-	-	73	73
CRE - investor income producing	-	-	2,659	2,659
Other commercial	-	-	93	93
Residential mortgage	-	-	510	510
HELOC	-	-	184	184
Residential construction	-	-	34	34
Other loans to individuals	-	-	1	1

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2014.

					Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Discount

OREO	$5,284	Appraisals	Discount to reflect current market conditions	0% - 55%	3.73%

Impaired loans	33	Discounted cash flows	Percent of total contractual cash flows not expected to be collected	0% - 50%	18.07%

	1,086	Probability of default model	Discount to reflect probability and loss given default	0% - 100%	16.15%

	1,306	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 60%	37.27%
	$7,709

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended September 30, 2014, OREO with a carrying value of $1.0 million was written down by $161 thousand to $0.8 million. During the nine months ended September 30, 2014, OREO with a carrying value of $3.0 million was written down by $343 thousand to $2.7 million. During the three months ended September 30, 2013, OREO with a carrying value of $0.7 million was written down by $0.1 million to $0.6 million. During the nine months ended September 30, 2013, OREO with a carrying value of $7.3 million was written down by $1.2 million to $6.1 million.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 16 – Shareholders’ Equity

Share-Based Plans

The Company maintains share-based plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Option Plans”), which provided for an aggregate of 1,859,550 shares of Common Stock reserved for the granting of options. The 2010 Plans were substantially similar to the 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of shares of Common Stock reserved for options. Upon effectiveness of the holding company reorganization on January 1, 2011, the Company assumed all outstanding options under the 2010 Plans and the 2006 plans, and the Company’s Common Stock was substituted as the stock issuable upon the exercise of options under these plans. As a result, there will be no further awards under the 2010 Plans. At September 30, 2014, there were options to purchase 1,891,609 shares of Common Stock outstanding under the 2010 Option Plans and the 2006 option plans.

Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees ( the “2010 LTIP”), which was effective upon the holding company reorganization and replaced the 2010 Plans. The 2010 LTIP provided for an aggregate of 1,016,400 of shares of Common Stock reserved for issuance to employees and directors in connection with stock options, restricted stock awards, and other stock-based awards. At September 30, 2014, there were options to purchase 106,340 shares of Common Stock and 215,999 unvested restricted stock awards outstanding under the 2010 LTIP. The 2010 LTIP was frozen upon effectiveness of the Company’s 2014 Long Term Incentive Plan (described below), and no future awards may be made thereunder.

In March 2014, the Board of Directors of the Company adopted and in May 2014 shareholders approved the Park Sterling Corporation 2014 Long-Term Incentive Plan for directors and employees (the “2014 LTIP”), which replaced the 2010 LTIP. An aggregate of 1,000,000 of shares of Common Stock, plus any shares subject to an award granted under the 2010 LTIP that was outstanding on March 26, 2014 that may expire, be forfeited or otherwise terminate unexercised, have been reserved for issuance to employees and directors under the 2014 LTIP in connection with stock options, restricted stock awards, and other stock-based awards. The 2014 LTIP will expire on May 23, 2024 and no awards may be made after that date. At September 30, 2014, there 161,066 unvested restricted stock awards outstanding under the 2014 LTIP.

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

Under the 2008 Citizens South Plan, the Company could grant non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger. Stock options and SARS are evidenced by an award agreement that specifies, as applicable, the number of shares, date of grant, exercise price, vesting period and expiration date, and other information. Awards under the 2008 Citizens South Plan have an exercise price at least equal to the fair market value of the Common Stock on the grant date, cannot be exercised more than 10 years after the grant date and generally expire or are forfeited upon termination of employment prior to the end of the award term, except in limited circumstances such as death, disability, retirement or change in control. At September 30, 2014, there were options to purchase 148,161 shares of Common Stock outstanding under the 2008 Citizens South Plan. The 2008 Citizens South Plan was frozen upon effectiveness of the 2014 LTIP, and no future awards may be made thereunder.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The 2003 Citizens South Plan and the 1999 Citizens South Plan are no longer active plans and no future awards can be granted thereunder. At September 30, 2014, there were options to purchase 12,431 shares of Common Stock outstanding under the 2003 Citizens South Plan, and there were options to purchase 942 shares of Common Stock outstanding under the 1999 Citizens South Plan.

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at September 30, 2014 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.41. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules, which are generally three years. All unexercised options expire ten years after the date of the grant.

As contemplated during the Bank’s 2010 public offering, the Company awarded 568,260 of stock price performance-based restricted shares to officers and directors following the holding company reorganization. During 2013 and 2014, 13,860 stock price performance-based restricted shares were forfeited, and there were 554,400 stock price performance-based restricted shares outstanding at September 30, 2014. These 554,400 shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share calculations until they vest (and thereby have economic rights).

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Unvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2013	2,225,551	$7.35	5.65	$-	770,399	$4.35	$5,315
Options granted	17,500	6.70	-	-	-	-	-
Restricted shares granted	-	-	-	-	236,900	6.52	1,571
Options exercised	(43,618)	4.54	-	-	-	-	-
Restricted shares vested	-	-	-	-	(69,834)	5.33	463
Expired and forfeited	(13,783)	9.06	-	-	(6,000)	5.53	40

At September 30, 2014	2,185,650	$7.39	4.94	$551	931,465	$4.82	$6,176

Exercisable at September 30, 2014	2,156,983	$7.41	4.89

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The average fair value per share of options granted in the first nine months of 2014 was $6.70. Assumptions used for grants were as follows. There were no stock options granted during the nine-month period ended September 30, 2013.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assumptions in Estimating Option Values

Weighted-average volatility	38.6% - 39.0%
Expected dividend yield	1.21%
Risk-free interest rate	2.22%
Expected life (years)	7

At September 30, 2014, unrecognized compensation cost related to outstanding stock options of $48 thousand is expected to be recognized over a weighted-average period of 1.10 years. Total compensation expense for stock options was $8 thousand and $157 thousand for the three months ended September 30, 2014 and 2013, respectively, and $34 thousand and $801 thousand for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, unrecognized compensation cost related to unvested restricted shares of $1.9 million is expected to be recognized over a weighted-average period of 1.10 years. Total compensation expense for restricted shares was $306 thousand and $249 thousand for the three months ended September 30, 2014 and 2013, respectively, and $811 thousand and $667 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Note 17 – Subsequent Events

Dividend Declaration

On October 29, 2014, the Company announced that its Board of Directors has declared a quarterly dividend of $0.02 per common share, payable on November 26, 2014 to all common shareholders of record as of the close of business on November 12, 2014.

Share Repurchase Agreement

On October 30, 2014, the Company’s Board of Directors approved a new share repurchase program whereby the Company may purchase up to 2.2 million common shares, or approximately 5% of the Company's 44,850,813 outstanding dilutive common shares. The share repurchase authorization, which is effective immediately and extends through November 1, 2016, permits the Company to effect the repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the effects of the merger with Provident Community Bancshares, Inc. (“Provident Community”), the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion in new markets, hiring of additional personnel, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2014 (the “2013 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the Provident Community merger within the expected time frames; increases in expected costs or decreases in expected savings or difficulties related to merger integration matters; inability to identify and successfully negotiate and complete additional combinations with other potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to generate an adequate return on investment related to the Richmond branches office or other hiring initiatives; inability to generate future organic growth in loan balances, retail banking, wealth management, capital markets or mortgage banking results through the hiring of new personnel, development of new products, opening of de novo branches, or otherwise; variability in the performance of covered loans and associated loss share related expenses; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or failure of continued recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other than temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any government shutdown or debt ceiling impasses, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which could cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and nine-month periods ended September 30, 2014. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income available to common shareholders of $9.4 million, or $0.21 per share, for the nine months ended September 30, 2014 compared to $10.9 million, or $0.25 per share, for the nine months ended September 30, 2013. The Company reported adjusted net income available to common shareholders, which excludes merger-related expenses and gain or loss on sale of securities, of $11.0 million, or $0.25 per share, for the nine months ended September 30, 2014 compared to $12.0 million, or $0.27 per share, for the nine months ended September 30, 2013.

Net interest margin was 3.97% for the nine-month period ended September 30, 2014, representing a 27 basis point decrease from 4.20% for the nine-month period ended September 30, 2013. The reduction in net interest margin from September 30, 2013 resulted primarily from a 24 basis point decrease in average yield on loans, reflecting both a lower mix of higher yielding PCI loans and lower accelerated accretion, and an 8 basis point increase in the cost of interest-bearing liabilities, driven primarily by the expiration of accounting-related fair market value adjustments on acquired deposits in the fourth quarter of 2013.

Total assets increased $365.5 million, or 18.6%, to $2.33 billion at September 30, 2014, compared to total assets of $1.96 billion at December 31, 2013, driven both by organic growth and the Provident Community acquisition. Cash and cash equivalents increased $3.8 million, or 6.9%, to $58.9 million, and total securities, including non-marketable securities, increased $87.1 million, or 21%, to $494.5 million, compared to December 31, 2013. These increases were primarily the result of the merger with Provident Community. Total loans, excluding loans held for sale, increased $256.3 million, or 19.8%, to $1.6 billion at September 30, 2014, compared to total loans, excluding loans held for sale, of $1.3 billion at December 31, 2013. The increase resulted from $152.0 million of organic loan growth, representing a 16% annual growth rate, and the Provident Community acquisition, net of acquisition accounting fair market value adjustments.

Asset quality remained strong during the first nine months of 2014. Nonperforming loans increased $395 thousand, or 3%, to $12.7 million at September 30, 2014, or 0.82% of total loans, compared to $12.3 million at December 31, 2013, or 0.95% of total loans. Nonperforming assets decreased $763 thousand, or 3%, to $26.0 million at September 30, 2014, or 1.12% of total assets, compared to $26.8 million at December 31, 2013, or 1.37% of total assets. The Company currently expects 80% of losses and associated expenses on covered OREO to be reimbursed under its FDIC loss share agreements.

Total deposits increased $264.7 million, or 16.6%, to $1.86 billion at September 30, 2014, compared to $1.60 billion at December 31, 2013, reflecting both the Provident Community acquisition and strong results in retail and commercial banking. Total borrowings increased $85.4 million, or 110%, to $163.4 million at September 30, 2014 compared to $78.0 million at December 31, 2013. The Company borrowed an additional $85 million in FHLB advances during the third quarter of 2014 which was used to fund loan growth and fully repay $8.6 million in short-term repurchase agreements. Total shareholders’ equity increased $9.1 million, or 3.5%, to $271.1 million at September 30, 2014 compared to $262.1 million at December 31, 2013, driven primarily by net income of $9.4 million for the nine months ended September and a $2.3 million increase in accumulated other comprehensive income from unrealized securities gains. These increases were offset primarily by $2.7 million in dividends on common stock and the repurchase of 136,743 shares of common stock for a total of $892 thousand. The Company’s ratio of tangible common equity to tangible assets decreased to 10.06% at September 30, 2014 from 11.79% at December 31, 2013. The Company’s Tier 1 leverage ratio decreased to 10.09% in September 30, 2014 from 11.63% at December 31, 2013.

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

Consistent with our growth strategy, in January 2014, the Bank opened a loan production office in Richmond, Virginia and in May 2014, received regulatory approval to open a full-service branch in Richmond, Virginia. In addition, on May 1, 2014, the Company completed its acquisition of Provident Community pursuant to the Agreement and Plan of Merger, dated as of March 4, 2014 (the “Agreement”), under which Provident Community, a bank holding company headquartered in Rock Hill, South Carolina, was merged with and into the Company with the Company as the surviving entity. Pursuant to the Agreement, each share of Provident Community common stock was cancelled and converted into the right to receive a cash payment from the Company equal to $0.78 per share, or approximately $1.4 million in the aggregate. In addition, immediately prior to completion of the merger, the Company purchased from the United States Department of the Treasury (“Treasury”) the issued and outstanding shares of Provident Community’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Provident Community Series A Preferred Stock”), and all of the related warrants to purchase shares of Provident Community’s common stock, for an aggregate purchase price of approximately $5.1 million (representing a 45% discount from face value). Thereafter, pursuant to the Agreement, the Provident Community Series A Preferred Stock and related warrants were cancelled in connection with the completion of the merger. Simultaneously with completion of the merger, Provident Community Bank, N.A. merged into the Bank. The merger strengthens our position in the Charlotte metro market, improves our branch density in South Carolina’s Upstate and Midlands regions, provides an attractive source of core deposits to help fund organic loan growth, and creates efficiencies which are expected to enhance financial returns to shareholders.

The Company provides a full array of retail and commercial banking services, including wealth management and capital markets, through its offices located in North Carolina, South Carolina, Virginia and Georgia. Our objective since inception has been to provide the strength and product diversity of a larger bank and the service and relationship attention that characterizes a community bank.

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

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$2,326,255	$1,960,790
Less: intangible assets	(41,299)	(35,049)
Tangible assets	$2,284,956	$1,925,741

Total common equity	$271,134	$262,083
Less: intangible assets	(41,299)	(35,049)
Tangible common equity	$229,835	$227,034

Tangible common equity	229,835	227,034
Divided by: tangible assets	2,284,956	1,925,741
Tangible common equity to tangible assets	10.06%	11.79%
Common equity to assets	11.66%	13.37%

Adjusted allowance for loan losses
Allowance for loan losses	$9,458	$8,831
Plus: acquisition accounting net FMV adjustments to acquired loans	38,982	37,783
Adjusted allowance for loan losses	$48,440	$46,614
Divided by: total loans (excluding LHFS)	1,552,155	1,295,808
Adjusted allowance for loan losses to total loans	3.12%	3.60%
Allowance for loan losses to total loans	0.61%	0.68%

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Adjusted net income
Pretax income (as reported)	$3,706	$6,320	$13,927	$17,064
Plus: merger-related expenses	2,229	167	2,904	1,825
(gain) loss on sale of securities	63	-	(180)	(104)
Adjusted pretax income	5,998	6,487	16,651	18,785
Tax expense	2,030	2,162	5,633	6,387
Adjusted net income	$3,968	$4,325	$11,018	$12,398
Preferred dividends	-	-	-	353
Adjusted net income available to common shareholders	$3,968	$4,325	$11,018	$12,045

Divided by: weighted average diluted shares	44,233,532	44,273,821	44,224,682	44,172,469
Adjusted net income available to common shareholders per share	$0.09	$0.10	$0.25	$0.27
Estimated tax rate	33.85%	33.40%	33.83%	34.00%

Adjusted net interest margin
Net interest income (as reported)	$20,732	$18,314	$57,086	$54,721
Less: accelerated mark accretion	(173)	(529)	(277)	(1,089)
Adjusted net interest income	20,559	17,785	56,809	53,632
Divided by: average earning assets	2,066,906	1,747,898	1,924,270	1,740,912
Mutliplied by: annualization factor	3.97	3.97	1.34	1.34
Adjusted net interest margin	3.95%	4.04%	3.95%	4.12%
Net interest margin	3.98%	4.16%	3.97%	4.20%

Adjusted noninterest expense
Noninterest expense	$20,648	$15,670	$54,627	$48,375
Less: merger-related expenses	(2,229)	(167)	(2,904)	(1,825)
Adjusted noninterest expense	$18,419	$15,503	$51,723	$46,550

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

At September 30, 2014, PCI loans represent loans acquired from the acquisitions of Community Capital Corporation (“Community Capital”), Citizens South Banking Corporation (“Citizens South”) and Provident Community that were deemed credit impaired at the time of acquisition. PCI loans that were classified as nonperforming loans by the acquired institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

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

As of September 30, 2014 and December 31, 2013, we had a net DTA in the amount of approximately $37.9 million and $36.3 million, respectively. We evaluate the carrying amount of the DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, we also consider projected asset quality, liquidity, our strong capital position, which could be leveraged to increase earning assets and generate taxable income, our growth plans and other relevant factors. Based on the weight of available evidence, we determined that as of September 30, 2014 and December 31, 2013 it is more likely than not that we will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either September 30, 2014 or December 31, 2013.

Additional information regarding our income taxes is presented in Note 9 —Income Taxes to the 2013 Audited Financial Statements.

Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased $365.5 million to $2.33 billion at September 30, 2014 compared to total assets of $1.96 billion at December 31, 2013. During the nine months, cash and equivalents increased $3.8 million, or 6.9%. Total loans, excluding loans held for sale, increased $256.3 million, or 19.8%, to $1.6 billion at September 30, 2014. Total securities, including non-marketable securities, increased $87.1 million, or 21%, to $494.5 million at September 30, 2014 from $407.4 million at December 31, 2013. These increases were all driven by the merger with Provident Community as well as approximately $152.0 million in organic loan growth.

Total liabilities of $2.1 billion at September 30, 2014 increased $356.4 million, or 21%, compared to total liabilities of $1.7 billion at December 31, 2013. Total deposits increased $264.7 million, or 16.6%, to $1.9 billion at September 30, 2014, reflecting both the Provident Community acquisition as well as strong results in retail and commercial banking. There were no short-term borrowings at September 30, 2014 as compared to $1.0 million at December 31, 2013. Total borrowings increased $85.4 million, or 110%, to $163.4 million at September 30, 2014 compared to $78.0 million at December 31, 2013, as the Company borrowed an additional $85 million in short-term 30 day FHLB advances with a weighted average rate of 0.17% during the third quarter of 2014 to fund loan growth and to redeem subordinated debt. Repurchase agreements of $5.7 million and $7.8 million in trust preferred subordinated debt, net of acquisition accounting fair market value adjustments, were also assumed in the Provident Community acquisition. Offsetting these increases was the redemption of $6.9 million in 11% Tier 2 eligible subordinated debt at the Bank on June 30, 2014.

Total shareholders’ equity increased $9.1 million, or 3.5%, during the first nine months to $271.1 million at September 30, 2014. The $9.1 million increase was the result of (i) net income of $9.4 million during the first nine months of 2014; (ii) a $2.3 million increase in accumulated other comprehensive income from unrealized securities gains; (iii) $845 thousand of net share based compensation expense; and (iv) $198 thousand in proceeds from the exercise of 43,618 stock options. These increases were offset by $2.7 million in dividends on common stock, the repurchase of 136,743 shares of common stock, at an average cost of $6.52 per share, for a total of $892 thousand during the first nine months of 2014, as part of our previously announced stock repurchase program and the net share settlement of vested shares of restricted stock.

The following table presents selected ratios for the Company for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013:

	Nine months ended		Twelve months
	September 30,		ended
	(annualized)		December 31,
	2014	2013	2013*
Return on Average Assets	0.59%	0.74%	0.76%

Return on Average Equity	4.71%	5.21%	5.42%

Period End Equity to Total Assets	11.66%	13.39%	13.37%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At September 30, 2014, investment securities totaled $484.7 million compared to $401.4 million at December 31, 2013. The increase in investment securities is due primarily to the reinvestment of the proceeds received from the liquidation of securities acquired in the Provident Community acquisition.

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

Our nonmarketable equity securities increased $3.8 million from December 31, 2013. This increase was due to additional FHLB stock required to be held as a result of the increase in our FHLB advances. See “Deposits and Other Borrowings” below.

The “Volcker Rule” under the Dodd-Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund or private equity fund). At December 31, 2013, the Company held four investments in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $23.4 million which were included in asset-backed securities, which could have been impacted by the Volcker Rule. The collateral eligibility language in one of the securities held at December 31, 2013, has been amended to comply with the new bank investment criteria under the Volcker Rule. In addition, the Company sold one of the securities during the nine month period ended September 30, 2014 for a loss of $433 thousand given expectations that it would not be amended to comply with the Volcker Rule. The Company’s investment in the remaining two securities, which had a net unrealized loss of $179,000 at September 30, 2014 and $274,000 at December 31, 2013, are currently prohibited under the Volcker Rule. The Company will determine any disposition plans for these securities as documentation is, or is not, amended. Under current Federal regulations, banks have until July 21, 2017 to conform their CLO interests to avoid the trading restrictions under the Volcker Rule. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary impairment, as applicable, with respect to these securities in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at either September 30, 2014 or December 31, 2013.

At September 30, 2014, we had $41.9 million in interest-bearing deposits at correspondent banks, of which $40.4 million was on deposit with the Federal Reserve Bank, compared to $41.7 million in interest-bearing deposits at correspondent banks at December 31, 2013.

Loans

We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors at least annually. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts are responsible for underwriting and assigning proper risk grades for all loans with an individual, or relationship, exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and separate credit memorandum. The credit memorandum includes a summary of the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure, with a minimum requirement of at least two authorized signatures. A management-level loan committee is responsible for approving all credits in excess of the chief credit officer’s lending authority, which was increased in October 2014 from $3 million to $5 million.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve in 2014 due to increasing new home sales in our primary markets. As of September 30, 2014, approximately 2% of our AC&D loan portfolio, commercial and consumer, is included on the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $155 million as of September 30, 2014, of which approximately 60% is secured by second mortgages and approximately 40% is secured by first mortgages. HELOCs typically have a draw period of 10 years followed by a 10- or 15- year repayment period. During the draw period, a borrower is only required to make interest payments. Once the draw period has concluded, the line is typically placed on a 1% repayment schedule or is renewed. Management closely monitors HELOCs for end-of-draw periods and works with customers as the end-of-draw approaches. Reviews of all outstanding HELOCs are performed on at least a semi-annual basis.

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

At September 30, 2014, total loans, net of deferred fees, increased $256.4 million compared to December 31, 2013 due to the merger with Provident Community and organic loan growth. The Company’s metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina; Greenville and Charleston, South Carolina and Richmond, Virginia reported organic growth of $152.0 million due to continued success in origination efforts. The composition of the portfolio shifted slightly from December 31, 2013 with the combination of commercial and industrial and owner-occupied real estate loans increasing from 30% to 33% of total loans. Investor owned commercial real estate remained unchanged at 30% of total loans. Acquisition, construction and development loans decreased from 11% to 9% of total loans. Total consumer loans decreased from 29% to 28% of total loans, with residential mortgages remaining at 13% and home equity lines of credit decreasing to 10% at September 30, 2014 from 11% at December 31, 2014.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of September 30, 2014 and December 31, 2013. Details of the seven environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

Allowance Allocation by Component

	Septmber 30, 2014
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$239	2.53%	$1,012	10.70%	$685	7.24%	$-	0.00%
CRE - owner-occupied	28	0.30%	244	2.58%	373	3.94%	-	0.00%
CRE - investor income producing	52	0.55%	733	7.75%	587	6.21%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	716	7.57%	437	4.62%	-	0.00%
AC&D - lots, land & development	8	0.08%	497	5.25%	304	3.21%	-	0.00%
AC&D - CRE	-	0.00%	27	0.29%	256	2.71%	-	0.00%
Other commercial	43	0.45%	3	0.03%	7	0.07%	-	0.00%
Consumer:
Residential mortgage	320	3.38%	181	1.91%	111	1.17%	-	0.00%
HELOC	444	4.69%	699	7.39%	458	4.84%	-	0.00%
Residential construction	195	2.06%	438	4.63%	267	2.82%	-	0.00%
Other loans to individuals	8	0.08%	(11)	-0.12%	97	1.03%	-	0.00%
	$1,337	14.14%	$4,539	47.99%	$3,582	37.87%	$-	0.00%

	December 31, 2013
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$14	0.16%	$1,304	14.77%	$173	1.96%	$-	0.00%
CRE - owner-occupied	14	0.16%	319	3.61%	66	0.75%	-	0.00%
CRE - investor income producing	527	5.97%	1,111	12.58%	159	1.80%	360	4.08%
AC&D - 1-4 family construction	-	0.00%	755	8.55%	84	0.95%	-	0.00%
AC&D - lots, land, & development	-	0.00%	1,496	16.94%	255	2.89%	-	0.00%
AC&D - CRE	-	0.00%	267	3.02%	32	0.36%	-	0.00%
Other commercial	18	0.20%	5	0.06%	1	0.01%	-	0.00%
Consumer:
Residential mortgage	167	1.89%	135	1.53%	56	0.63%	-	0.00%
HELOC	137	1.55%	699	7.92%	214	2.42%	-	0.00%
Residential construction	7	0.08%	336	3.80%	48	0.54%	-	0.00%
Other loans to individuals	-	0.00%	64	0.72%	8	0.09%	-	0.00%
Total	$884	10.01%	$6,491	73.50%	$1,096	12.41%	$360	4.08%

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2013 to September 30, 2014 was a function of the following:

(i)

A decrease of $2.0 million in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2010 are replaced with low loss periods in 2014. In addition, changes in look back periods in the residential construction loan type, which better reflect the inherent loss in the portfolio, and the reclassification of the minimum reserve amounts to the qualitative component contributed to the decrease. In the past, we have recorded a minimum reserve as part of the quantitative component. A minimum reserve is utilized when we have insufficient internal loss history or when internal loss history falls below the minimum reserve percentage. Minimums are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks. For the third quarter of 2014, we calculated the average historical loss rates and adjusted incrementally to the minimum reserve amounts in the qualitative component. This change represented a reclassification between components of the allowance and had no impact on the calculation in total.

(ii)

An increase of $2.5 million in the qualitative component of the allowance primarily due to the reclassification of minimum reserve amounts noted in item (i) above as well as management’s decision to increase certain factors based on rapid loan growth, including entrance into new markets and economic uncertainty based on recent market fluctuations.

(iii)	A decrease of $360 thousand in the reserve on PCI loans due to the reversal of $360 thousand of previously recognized impairments.

(iv)	An increase of $453 thousand in specific reserves which change periodically as loans move through or out of the impairment process.

In accordance with GAAP, loans acquired from Community Capital, Citizens South and Provident Community were adjusted at the time of acquisition to reflect the estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At September 30, 2014, acquired loans comprised 35% of our total loans, compared to 44% at December 31, 2013. The ratio of the allowance for loan losses to total loans was 0.61% at September 30, 2014 and 0.68% at December 31, 2013. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 3.12% at September 30, 2014 and 3.60% at December 31, 2013. Adjusted allowance for loan losses to loans is a non-GAAP financial measure which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both September 30, 2014 and December 31, 2013, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $26.0 million at September 30, 2014 compared to $26.8 million at December 31, 2013. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, increased $395 thousand, or 3%, to $12.7 million, or 0.82% of total loans at September 30, 2014, compared to $12.3 million, or 0.95% of total loans at December 31, 2013. The increase in nonperforming loans was primarily due to a $1.8 million accruing 90 days past due relationship that was repaid in full on October 1, 2014.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $2.5 million, or 30%, in the first nine months of 2014 from $8.5 million at December 31, 2013. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At September 30, 2014, nonaccrual TDR loans were $361 thousand and had an allowance of $131 thousand recorded. At December 31, 2013, nonaccrual TDR loans were $4.4 million and had no recorded allowance. Accruing TDRs totaled $4.3 million at September 30, 2014 and $3.9 million at December 31, 2013.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all loans graded “substandard” (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At September 30, 2014, we maintained “watch loans”, excluding PCI loans, totaling $31.7 million compared to $35.2 million at December 31, 2013. Approximately $6 million and $7 million of the watch loans at September 30, 2014 and December 31, 2013, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At September 30, 2014, OREO totaled $13.3 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $4.7 million of OREO covered under the FDIC loss share agreements. At December 31, 2013, OREO totaled $14.5 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total is $5.1 million of OREO covered under the FDIC loss share agreements.

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

Total deposits at September 30, 2014 were $1.86 billion, an increase of $264.7 million, or 16.6%, from December 31, 2013. Noninterest bearing demand deposits increased $66.2 million, or 25.9%, and represented 17% of total deposits at September 30, 2014. Money market, NOW and savings deposits increased $184.6 million, or 25.1%. Non-brokered time deposits increased $40.6 million, or 9.2%. Increases in these deposit types were the result of both the Provident Community acquisition and strong retail and commercial sales efforts. Finally, brokered deposits decreased $26.7 million, or 16.1%. Brokered deposits remain attractive given their relatively lower interest costs and flexible term structures, and will continue to be selectively utilized in our normal funding and interest rate risk management practices. Brokered deposits consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits. Brokered money market and interest-bearing deposits are the result of the brokered money market deposit program initiated in December 2013 in connection with our $50 million investment strategy. The following is a summary of deposits at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(dollars in thousands)
Noninterest bearing demand deposits	$322,097	$255,861
Interest-bearing demand deposits	394,506	296,995
Money market deposits	440,334	390,059
Savings	85,470	48,701
Brokered deposits	139,591	166,280
Time deposits - core	482,610	441,989
Total deposits	$1,864,608	$1,599,885

Total borrowings increased $85.4 million, or 110%, to $163.4 million at September 30, 2014 compared to $78.0 million at December 31, 2013 as the Company borrowed an additional $85 million in FHLB advances during the third quarter of 2014. Borrowings at September 30, 2014 also include $23.4 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt. Our Tier-2-eligible subordinated debt, which consisted of $6.9 million aggregate principal amount of the Bank’s 11% Subordinated Notes due June 30, 2019, was redeemed in full at the option of the Bank on June 30, 2014. The redemption price was 100% of the principal amount plus accrued but unpaid interest.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and nine months ended September 30, 2014 and 2013:

Condensed Consolidated Statements of Income

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Change		2014	2013	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$22,586	$19,736	$2,850	14.4%	$62,949	$59,203	$3,746	6.3%
Gross interest expense	1,854	1,422	432	30.4%	5,863	4,482	1,381	30.8%
Net interest income	20,732	18,314	2,418	13.2%	57,086	54,721	2,365	4.3%

Provision for loan losses	(484)	(419)	(65)	15.5%	(866)	(35)	(831)	2374.3%

Noninterest income	3,138	3,257	(119)	-3.7%	10,602	10,683	(81)	-0.8%
Noninterest expense	20,648	15,670	4,978	31.8%	54,627	48,375	6,252	12.9%
Net income before taxes	3,706	6,320	(2,614)	-41.4%	13,927	17,064	(3,137)	-18.4%

Income tax expense	1,254	2,106	(852)	-40.5%	4,494	5,798	(1,304)	-22.5%

Net income	2,452	4,214	(1,762)	-41.8%	9,433	11,266	(1,833)	-16.3%

Preferred dividends	-	-	-	0.0%	-	353	(353)	-100.0%

Net income available to common shareholders	$2,452	$4,214	$(1,762)	-41.8%	$9,433	$10,913	$(1,480)	-13.6%

Net Income available to common shareholders. Net income available to common shareholders for the three months ended September 30, 2014 was $2.5 million compared to $4.2 million for the same period in 2013. This decrease in net income for the three-month period primarily was the result of noninterest expenses which increased $5.0 million, or 31.8%, due to hiring initiatives and the merger with Provident Community, which were partially offset by increased revenues and a reversal of provision expense. Net income available to common shareholders for the nine months ended September 30, 2014, was $9.4 million compared to $10.9 million for the same period in 2013. This decrease in net income is again due to merger expenses and hiring initiatives offset by increased net interest income and reversal of provision for the period. Annualized return on average assets declined to 0.59% during the nine-month period ended September 30, 2014 from 0.74% during the nine-month period ended September 30, 2013. Annualized return on average equity declined to 4.71% during the nine-month period ended September 30, 2014 from 5.21% for the nine-month period ended September 30, 2013.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management.   Net interest income increased to $20.7 million for the three-month period ended September 30, 2014 from $18.3 million for the three months ended September 30, 2013. The increase is primarily due to the increase in average earning assets. Net interest income increased to $57.1 million for the nine-month period ended September 30, 2014, as compared to $54.7 million for the nine months ended September 30, 2013.

Total average interest-earning assets increased to $2.1 billion for the three months ended September 30, 2014, from $1.7 billion for the same period in the previous year. Average balances of total interest-bearing liabilities increased to $1.7 billion in the three-month period ended September 30, 2014, compared to $1.4 billion for the same period in 2013. Our net interest margin decreased from 4.16% in the three-month period ended September 30, 2013 to 3.98% in the corresponding period in 2014. The increases in average balances are the result of the Provident Community merger and organic growth for the three-month period. The decrease in net interest margin reflects the lower interest rates on new loans as well as the increase in cost of interest-bearing liabilities.

Total average interest-earning assets increased to $1.9 billion for the nine months ended September 30, 2014, from $1.7 billion for the same period in the previous year. Average balances of total interest-bearing liabilities increased to $1.6 billion in the nine-month period ended September 30, 2014, compared to $1.4 billion for the same period in 2013. Our net interest margin decreased from 4.20% in the nine-month period ended September 30, 2013 to 3.97% in the corresponding period in 2014. The increases in average balances are the result of the Provident Community merger and organic growth for the nine-month period. The decrease in net interest margin reflects the lower interest rates on new loans, the expiration of accounting-related fair market value adjustments on acquired deposits in the third quarter of 2013, as well as the increase in cost of interest bearing liabilities.

The following tables summarize net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,515,671	$19,725	5.16%	$1,319,037	$17,970	5.41%
Federal funds sold	777	1	0.51%	532	-	0.00%
Taxable investment securities	475,779	2,597	2.18%	327,224	1,494	1.83%
Tax-exempt investment securities	12,817	138	4.31%	16,592	187	4.51%
Nonmarketable equity securities	8,772	103	4.66%	5,918	37	2.48%
Other interest-earning assets	53,090	22	0.16%	78,595	48	0.24%

Total interest-earning assets	2,066,906	22,586	4.34%	1,747,898	19,736	4.48%

Allowance for loan losses	(9,744)			(10,306)
Cash and due from banks	18,640			12,730
Premises and equipment	59,644			56,842
Other assets	169,055			160,740

Total assets	$2,304,501			$1,967,904

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$372,875	$81	0.09%	$287,096	$59	0.08%
Savings and money market	525,456	431	0.33%	463,309	340	0.29%
Time deposits - core	496,316	646	0.52%	477,004	253	0.21%
Brokered deposits	141,526	183	0.51%	97,086	202	0.83%
Total interest-bearing deposits	1,536,173	1,341	0.35%	1,324,495	854	0.26%
Federal Home Loan Bank advances	118,609	162	0.54%	55,217	137	0.98%
Other borrowings	27,792	351	5.01%	23,257	431	7.35%
Total borrowed funds	146,401	513	1.39%	78,474	568	2.87%

Total interest-bearing liabilities	1,682,574	1,854	0.44%	1,402,969	1,422	0.40%

Net interest rate spread		20,732	3.90%		18,314	4.08%

Noninterest-bearing demand deposits	323,716			261,494
Other liabilities	26,358			24,304
Shareholders' equity	271,853			279,137

Total liabilities and shareholders' equity	$2,304,501			$1,967,904

Net interest margin			3.98%			4.16%

(1)	Average loan balances include nonaccrual loans.
(2)	Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.
(3)	Yield/ rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,406,750	$55,385	5.26%	$1,334,216	$54,916	5.50%
Federal funds sold	551	1	0.24%	19,481	24	0.16%
Taxable investment securities	425,530	6,720	2.11%	285,933	3,429	1.60%
Tax-exempt investment securities	13,730	493	4.79%	17,353	571	4.39%
Nonmarketable equity securities	6,766	254	5.02%	6,154	109	2.37%
Other interest-earning assets	70,943	96	0.18%	77,775	154	0.26%

Total interest-earning assets	1,924,270	62,949	4.37%	1,740,912	59,203	4.55%

Allowance for loan losses	(9,567)			(11,244)
Cash and due from banks	16,974			18,990
Premises and equipment	57,989			57,172
Other assets	161,601			165,363

Total assets	$2,151,267			$1,971,193

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$333,087	$232	0.09%	$292,261	$212	0.10%
Savings and money market	501,517	1,371	0.37%	448,237	974	0.29%
Time deposits - core	474,099	2,024	0.57%	492,423	880	0.24%
Brokered deposits	154,054	535	0.46%	102,325	710	0.93%
Total interest-bearing deposits	1,462,757	4,162	0.38%	1,335,246	2,776	0.28%
Federal Home Loan Bank advances	76,612	417	0.73%	55,128	411	1.00%
Other borrowings	27,812	1,284	6.17%	26,045	1,295	6.65%
Total borrowed funds	104,424	1,701	2.18%	81,173	1,706	2.81%

Total interest-bearing liabilities	1,567,181	5,863	0.50%	1,416,419	4,482	0.42%

Net interest rate spread		57,086	3.87%		54,721	4.12%

Noninterest-bearing demand deposits	291,891			252,793
Other liabilities	24,229			22,019
Shareholders' equity	267,966			279,962

Total liabilities and shareholders' equity	$2,151,267			$1,971,193

Net interest margin			3.97%			4.20%

(1)	Average loan balances include nonaccrual loans.
(2)	Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.
(3)	Yield/ rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Provision for Loan Losses. Our provision for loan losses decreased $65 thousand, or 15.5%, to a release of $484 thousand during the three months ended September 30, 2014, compared to a release of $419 thousand during the corresponding period in 2013. Included in the loan loss provision for the third quarter of 2014 was a net $483 thousand release of provision on our originated portfolio.

Our provision for loan losses decreased $0.8 million to a release of $866 thousand during the nine months ended September 30, 2014, compared to a $35 thousand release during the corresponding period in 2013. Included in the loan loss provision for the first nine months of 2014 was (i) a net impairment reversal of $209 thousand associated with PCI pools, (ii) a $278 thousand reversal of a previous charge attributable to FDIC loss share agreements caused by an increase in expected loss in those acquired loans and (iii) a net $361 thousand release of provision on our originated portfolio.

We had $764 thousand in net recoveries, excluding charge-offs on PCI loans, during the three months ended September 30, 2014 compared to net charge-offs of $817 thousand during the corresponding period in 2013. We had $1.9 million in net recoveries, excluding charge-offs on PCI loans, during the nine months ended September 30, 2014 compared to net charge-offs of $851 thousand during the corresponding period in 2013. The net recoveries during 2014 reflected the favorable resolution of problem assets from the legacy Park Sterling portfolio, including both disposition of a single troubled debt restructuring that was designated a nonaccrual loan in the fourth quarter of 2013 as well as recoveries from a large residential development nonaccrual loan.

Noninterest Income. The following table presents components of noninterest income for the three and nine months ended September 30, 2014 and 2013:

Noninterest Income

	Three months ended				Nine months ended
	September 30,				September 30,
	2014	2013	Change		2014	2013	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,137	$637	$500	78.5%	$2,771	$2,016	$755	37.5%
Income from fiduciary activities	698	795	(97)	-12.2%	2,018	2,041	(23)	-1.1%
Commissions and fees from investment brokerage	85	115	(30)	-26.1%	313	308	5	1.6%
Capital markets income	364	-	364	100.0%	399	-	399	100.0%
Gain (loss) on sale of securities available for sale	(63)	-	(63)	-100.0%	180	104	76	73.1%
ATM and card income	631	639	(8)	-1.3%	1,905	1,818	87	4.8%
Mortgage banking income	822	401	421	105.0%	1,719	2,346	(627)	-26.7%
Income from bank-owned life insurance	552	537	15	2.8%	2,197	1,447	750	51.8%
Amortization of indemnification asset	(1,107)	(118)	(989)	838.1%	(1,966)	(73)	(1,893)	2593.2%
Loss share true-up liability expense	(238)	73	(311)	-426.0%	(599)	(26)	(573)	2203.8%
Other noninterest income	257	178	79	44.4%	1,665	702	963	137.2%

Total noninterest income	$3,138	$3,257	$(119)	-3.7%	$10,602	$10,683	$(81)	-0.8%

Noninterest income decreased $119 thousand for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. Noteworthy changes among categories include (i) a $500 thousand increase in service charges on deposit accounts, a direct contribution of the Provident Community merger; (ii) $364 thousand of income from our capital markets area (which includes fee income from interest rate swap and other derivative activities) due to increased hedging activities; (iii) a $421 thousand increase in mortgage banking income due to an increase in the commitments outstanding for the quarter as compared to the third quarter of 2013 which experienced a large decrease in commitments for the period; (iv) a $989 thousand increase in amortization of the indemnification asset related to the loss share agreements with the FDIC; and (v) a $311 thousand decrease related to true-up liability expenses.

The increase in expenses related to the Company’s FDIC loss share agreements, which include amortization of the indemnification asset and true-up liability expense, reflects reductions in the Company’s loss share reimbursement expectations given better than originally forecast performance of the underlying covered loans. The commercial components of the Bank of Hiawassee and New Horizons Bank loss share agreements, which account for approximately 63% of covered loans, expire in March 2015 and April 2016, respectively. The Company currently expects expenses related to loss share agreements to remain elevated through 2014 and then to taper as expiration of the Bank of Hiawassee commercial agreement approaches.

Noninterest income decreased slightly for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Noteworthy changes among categories include (i) a $755 thousand increase in service charges on deposit accounts, as a direct contribution of the Provident Community merger; (ii) $399 thousand of income from our capital markets area due to increased hedging activities; (iii) a $627 million decrease in mortgage banking income due to lower activity in loan closings and the period end pipeline; (iv) a $750 thousand increase in income from bank-owned life insurance due primarily to death benefit proceeds of $651 thousand received in the first quarter of 2014; (v) a $1.9 million increase in amortization of indemnification assets related to the loss share agreements with the FDIC; (vi) a $573 thousand decrease related to true-up liability expenses; and (vii) a $963 thousand increase in other noninterest income primarily as a result of the sale of MasterCard Class A shares for $936 thousand in the second quarter of 2014.

Noninterest Expense. The following table presents components of noninterest expense for the three and nine months ended September 30, 2014 and 2013:

Noninterest Expense

	Three months ended				Nine months ended
	September 30,				September 30,
	2014	2013	Change		2014	2013	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$10,240	$8,606	$1,634	19.0%	$29,152	$26,185	$2,967	11.3%
Occupancy and equipment	3,527	1,861	1,666	89.5%	7,781	5,750	2,031	35.3%
Advertising and promotion	564	186	378	203.2%	1,020	556	464	83.5%
Legal and professional fees	887	732	155	21.2%	2,670	2,486	184	7.4%
Deposit charges and FDIC insurance	441	372	69	18.5%	1,049	1,268	(219)	-17.3%
Data processing and outside service fees	1,907	1,268	639	50.4%	4,797	4,561	236	5.2%
Communication fees	480	432	48	11.1%	1,454	1,312	142	10.8%
Core deposit intangible amortization	347	257	90	35.0%	921	772	149	19.3%
Net cost (earnings) of operation of OREO	343	142	201	141.5%	602	(323)	925	-286.4%
Loan and collection expense	298	556	(258)	-46.4%	890	1,560	(670)	-42.9%
Postage and supplies	176	188	(12)	-6.4%	521	815	(294)	-36.1%
Other noninterest expense	1,438	1,070	368	34.4%	3,770	3,433	337	9.8%

Total noninterest expense	$20,648	$15,670	$4,978	31.8%	$54,627	$48,375	$6,252	12.9%

Total noninterest expense increased to $20.6 million for the three months ended September 30, 2014, an increase of 31.8% from $15.7 million for the corresponding period in 2013. Excluding merger-related expenses of $2.2 million and $0.2 million for the three-month periods ended September 30, 2014 and 2013, respectively, noninterest expense increased $2.9 million, or 19%, for the three months ended September 30, 2014, compared to the corresponding period in the prior year. Total noninterest expense increased to $54.6 million for the nine months ended September 30, 2014, an increase of 12.9% from $48.4 million for the corresponding period in 2013. Excluding merger-related expenses of $2.9 million and $1.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively, noninterest expense increased $5.2 million, or 11%, for the nine months ended September 30, 2014, compared to the corresponding period in the prior year. Total full-time equivalents increased to 528 at September 30, 2014 from 452 at September 30, 2013. Adjusted noninterest expenses, which exclude merger-related expenses, is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Three-month comparison and analysis

Salaries and employee benefits expenses increased $1.6 million, or 19.0%, to $10.2 million in the three months ended September 30, 2014 compared to $8.6 million in the comparable period of 2013. These increases are primarily due to hiring initiatives designed to drive future organic growth opportunities and the increase in number of employees resulting from the Provident Community acquisition.

Other notable changes between categories during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 include (i) an increase in occupancy and equipment expense of $1.7 million, or 89.5%, to $3.5 million primarily due to lease termination expenses of $1.0 million as well as the addition of the Richmond office and the acquisition of Provident Community; (ii) an increase in legal and professional fees of $155 thousand, or 21.2%, to $887 thousand primarily due to the Provident Community acquisition; (iii) a decrease in loan and collection expenses of $258 thousand, or 46.4%, to $298 thousand due to improved asset quality; (iv) an increase in data processing and outside service fees of $639 thousand, or 50.4%, primarily due to the Provident Community acquisition as well as increased deposits; and (v) an increase in advertising and promotion expense of $378 thousand, or 203.2%, as the Company embarked on a new marketing campaign in the third quarter of 2014.

Additionally, we realized a net loss on operation of OREO during the third quarter of 2014 of $343 thousand. This represents an increase of $201 thousand, or 141.5%, when compared to the cost of operation of OREO of $142 thousand during the comparable period of 2013. We sold 70 properties in the third quarter of 2014 at a net gain of approximately $33 thousand compared to 33 properties in the third quarter of 2013 at a net gain of approximately $191 thousand.

Nine-month comparison and analysis

Salaries and employee benefits expenses increased $3.0 million, or 11.3%, to $29.2 million in the nine months ended September 30, 2014 compared to $26.2 million in the comparable period of 2013. These increases are primarily due to hiring initiatives designed to drive future organic growth opportunities and the increase in number of employees resulting from the Provident Community acquisition.

Other notable changes between categories during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 include (i) an increase in occupancy and equipment expense of $2.0 million, or 35.3%, to $7.8 million primarily due to the addition of the Richmond office and the acquisition of Provident Community as well as $1.0 million in lease termination costs; (ii) a decrease in FDIC insurance of $219 thousand, or 17.3%, to $1.0 million resulting from a true-up of the estimated assessment; (iii) an increase in data processing and outside service fees of $236 thousand, or 5.2%, to $4.8 million; (iv) a decrease in loan and collection expense of $670 thousand, or 42.9%, to $0.9 million primarily due to improved asset quality; (v) a decrease in postage and supplies of $294 thousand, or 36.1%, to $0.5 million related to 2013 merger costs, from the Citizens South acquisition; (vi) an increase in other tax expense of $250 thousand, or 58.0%, to $681 thousand primarily due to a true-up of franchise taxes; and (v) an increase in advertising and promotion expense of $464 thousand, or 83.5%, as the Company embarked on a new marketing campaign in the third quarter of 2014.

Additionally, we realized a net loss on operation of OREO during the first nine months of 2014 of $602 thousand. This represents an increase of $925 thousand, or 286.4%, when compared to the earnings from operation of OREO of $0.3 million during the comparable period of 2013. We sold 148 properties in the first nine months of 2014 at a net gain of approximately $235 thousand compared to 219 properties in the first nine months of 2013 at a net gain of approximately $1.7 million.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended September 30, 2014, we recognized income tax expense of $1.3 million compared to income tax expense of $2.1 million for the same period in 2013. The effective tax rate for the three months ended September 30, 2014 is 33.84% compared to 33.32% for the same period in 2013. The change in the effective tax rate for the three-month periods was due to the amount of tax-exempt income on tax-exempt loans and municipal securities and nondeductible merger-related expenses relative to the size of pre-tax income.

For the nine months ended September 30, 2014, we recognized income tax expense of $4.5 million compared to income tax expense of $5.8 million for the same period in 2013. The effective tax rate for the nine months ended September 30, 2014 is 32.27% compared to 33.98% for the same period in 2013. The change in the effective tax rate for the nine-month periods was due to the amount of tax-exempt income on tax-exempt loans and municipal securities, nondeductible merger-related expenses and the death benefits received on bank-owned life insurance relative to the size of pre-tax income.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at September 30, 2014 was 14.71% compared to 20.92% at December 31, 2013. The decline in liquidity is due to the deployment of cash into loans and the reclassification of $58 million in available-for-sale investments to the held-to-maturity classification. Both ratios exceeded our minimum internal target of 10%. If we continue to see rapid loan growth as we have seen over the past nine months, we may utilize additional sources of liquidity through the use of available credit lines, additional borrowing capacity through unpledged securities, and brokered deposits. At September 30, 2014, we had $206.8 million of credit available from the FHLB, $168.8 million of credit available from the Federal Reserve Discount Window, other available lines totaling $70.0 million from correspondent banks, and $331.1 million of unpledged securities.

At September 30, 2014, we had $369.6 million of pre-approved but unused lines of credit, $7.4 million of standby letters of credit and $487 thousand of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity on September 30, 2014 was $271.1 million compared to $262.1 million at December 31, 2013. The details of this increase are discussed under “- Financial Condition at September 30, 2014 and December 31, 2013.”

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules currently in effect are designed to measure “Tier 1” capital (consisting generally of common shareholders’ equity, a limited amount of qualifying perpetual preferred stock and trust preferred securities, and minority interests in consolidated subsidiaries, net of goodwill and other intangible assets, deferred tax assets in excess of certain thresholds and certain other items) and total capital (consisting of Tier 1 capital and Tier 2 capital, which generally includes certain preferred stock, mandatorily convertible debt securities and term subordinated debt) in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. Under current regulations, all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. At September 30, 2014, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of federal regulatory requirements.

Actual and required capital levels at September 30, 2014 and December 31, 2013 are presented below:

			Regulatory Minimums
				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
			Purposes	Actions Provisions
	September 30, 2014	December 31, 2013	Ratio	Ratio
	(dollars in thousands)
Park Sterling Corporation
Tier 1 capital	$225,456	$218,552
Tier 2 capital	9,660	15,956

Total capital	$235,116	$234,508

Risk-weighted assets	$1,693,196	$1,424,574

Average assets for Tier 1	$2,235,267	$1,879,283

Risk-based capital ratios
Tier 1 capital	13.32%	15.34%	4.00%	6.00%
Total capital	13.89%	16.46%	8.00%	10.00%
Tier 1 leverage ratio	10.09%	11.63%	4.00%	5.00%

Park Sterling Bank
Tier 1 capital	$210,102	$193,830
Tier 2 capital	9,659	15,956

Total capital	$219,761	$209,786

Risk-weighted assets	$1,689,538	$1,420,331

Average assets for Tier 1	$2,220,706	$1,861,925

Risk-based capital ratios
Tier 1 capital	12.44%	13.65%	4.00%	6.00%
Total capital	13.01%	14.77%	8.00%	10.00%
Tier 1 leverage ratio	9.46%	10.41%	4.00%	5.00%

In July 2013, the federal banking regulatory agencies approved Final Rules that will replace the existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the credit risk weightings for banking and trading book assets. The new regulatory capital rules establish the benchmark capital rules and capital floors that are generally applicable to United States banks under the Dodd-Frank Wall Street Reform and Consumer Protection Act and make the capital rules consistent with heightened international capital standards known as Basel III. These new capital standards will apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million.

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

Management does not expect these changes to result in a material difference to its regulatory capital ratios.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 16 - Off-Balance Sheet Risk of the 2013 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2014, we were not involved in any unconsolidated SPE transactions, other than the investments in the four statutory trusts associated with our TruPS.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2014 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” presented in our 2013 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2013 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended September 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from July 1, 2014 through July 31, 2014	-	$-	-	-

Repurchases from August 1, 2014 through August 31, 2014	-	-	-	-

Repurchases from September 1, 2014 through September 30, 2014	453	6.92	-	-

Total	453	$6.92	-	-

(1)	Represents shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2)

On November 2, 2012, we announced a program which expires on November 1, 2014 to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors. On October 29, 2014, the board of directors approved a new program, which will expire on November 1, 2016, to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

During the three months ended September 30, 2014, the Company did not have any unregistered sales of equity securities.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: November 7, 2014	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: November 7, 2014	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 9, 2014

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934