Form 10-Q
period 2015-03-31
Park Sterling Corp
filed 2015-05-07
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 6, 2015, the registrant had outstanding 45,000,065 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2015	2014*
ASSETS

Cash and due from banks	$17,402	$16,549
Interest-earning balances at banks	45,396	34,356
Federal funds sold	325	485
Investment securities available-for-sale, at fair value	382,946	375,683
Investment securities held-to-maturity (fair value of $111,929 and $117,627 at March 31, 2015 and December 31, 2014, respectively)	108,918	115,741
Nonmarketable equity securities	11,163	11,532
Loans held for sale	9,987	11,602
Loans:
Non-covered	1,576,760	1,538,354
Covered	38,092	42,339
Less allowance for loan losses	(8,590)	(8,262)
Net loans	1,606,262	1,572,431

Premises and equipment, net	58,796	59,247
Bank-owned life insurance	57,494	57,712
Deferred tax asset	33,241	35,623
Other real estate owned - noncovered	8,570	8,979
Other real estate owned - covered	1,713	3,011
Goodwill	29,240	29,240
FDIC indemnification asset	2,333	3,964
Core deposit intangible	10,612	10,960
Accrued interest receivable	4,738	4,467
Other assets	8,728	7,648

Total assets	$2,397,864	$2,359,230

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$341,488	$321,019
Interest-bearing	1,542,649	1,530,335
Total deposits	1,884,137	1,851,354

Short-term borrowings	125,000	125,000
Long-term borrowings	55,000	55,000
Subordinated debt	23,752	23,583
Accrued interest payable	370	398
Accrued expenses and other liabilities	30,487	28,790
Total liabilities	2,118,746	2,084,125

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 44,877,194 and 44,859,798 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	44,877	44,860
Additional paid-in capital	223,139	222,819
Accumulated earnings	11,338	8,901
Accumulated other comprehensive loss	(236)	(1,475)
Total shareholders' equity	279,118	275,105

Total liabilities and shareholders' equity	$2,397,864	$2,359,230

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Interest income
Loans, including fees	$19,111	$16,926
Taxable investment securities	2,791	1,971
Tax-exempt investment securities	138	222
Nonmarketable equity securities	127	66
Interest on deposits at banks	18	21
Total interest income	22,185	19,206

Interest expense
Money market, NOW and savings deposits	520	547
Time deposits	707	831
Short-term borrowings	76	-
FHLB advances	128	127
Subordinated debt	328	426
Total interest expense	1,759	1,931
Net interest income	20,426	17,275

Provision for loan losses	180	(17)
Net interest income after provision for loan losses	20,246	17,292

Noninterest income
Service charges on deposit accounts	1,019	633
Income from fiduciary activities	732	678
Commissions and fees from investment brokerage	130	97
Income from capital markets	398	-
Gain on sale of securities available for sale	-	276
ATM and card income	694	548
Mortgage banking income	951	244
Income from bank-owned life insurance	768	1,120
Amortization of indemnification asset	(305)	(253)
Loss share true-up liablity expense	(89)	(229)
Other noninterest income	203	372
Total noninterest income	4,501	3,486

Noninterest expense
Salaries and employee benefits	10,431	9,228
Occupancy and equipment	2,555	2,005
Advertising and promotion	374	233
Legal and professional fees	798	661
Deposit charges and FDIC insurance	392	240
Data processing and outside service fees	1,648	1,346
Communication fees	578	436
Core deposit intangible amortization	348	257
Net cost of operation of other real estate owned	35	53
Loan and collection expense	154	288
Postage and supplies	149	175
Other noninterest expense	1,677	821
Total noninterest expense	19,139	15,743

Income before income taxes	5,608	5,035

Income tax expense	1,825	1,480

Net income	3,783	3,555

Basic earnings per common share	$0.09	$0.08

Diluted earnings per common share	$0.09	$0.08

Dividends per common share	$0.03	0.02

Weighted-average common shares outstanding
Basic	43,957,440	43,937,034
Diluted	44,326,833	44,264,178

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net income	$3,783	$3,555

Securities available for sale and transferred securities:
Change in net unrealized gains during the period	2,985	3,354
Change in net unrealized loss on securities transferred to held to maturity	137	-
Reclassification adjustment for net gains recognized in net income	-	(276)
Total securities available for sale and transferred securities	3,122	3,078

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(1,257)	(1,025)
Reclassification adjustment for interest payments	103	103
Total derivatives	(1,154)	(922)

Other comprehensive income, before tax	1,968	2,156

Deferred tax expense related to other comprehensive income	729	780

Other comprehensive income, net of tax	1,239	1,376

Total comprehensive income	$5,022	$4,931

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2013	44,730,669	$44,731	$222,596	$(405)	$(4,802)	$262,120

Issuance of restricted stock grants	50,000	50	(50)	-	-	-

Exercise of stock options	15,539	15	43	-	-	58

Share-based compensation expense	-	-	246	-	-	246

Common stock repurchased or reacquired	(69,792)	(70)	(386)	-	-	(456)

Dividends on common stock	-	-	-	(896)	-	(896)

Net income	-	-	-	3,555	-	3,555

Other comprehensive income	-	-	-	-	1,376	1,376

Balance at March 31, 2014	44,726,416	$44,726	$222,449	$2,254	$(3,426)	$266,003

Balance at December 31, 2014	44,859,798	$44,860	$222,819	$8,901	$(1,475)	$275,105

Issuance of restricted stock grants	6,500	6	(6)	-	-	-

Forfeitures of restricted stock grants	(1,417)	(1)	1	-	-	-

Exercise of stock options	25,078	25	104	-	-	129

Share-based compensation expense	700	1	300	-	-	301

Common stock repurchased or reacquired	(13,465)	(14)	(79)	-	-	(93)

Dividends on common stock	-	-	-	(1,346)	-	(1,346)

Net income	-	-	-	3,783	-	3,783

Other comprehensive income	-	-	-	-	1,239	1,239

Balance at March 31, 2015	44,877,194	$44,877	$223,139	$11,338	$(236)	$279,118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$3,783	$3,555
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(1,746)	(2,239)
Net amortization on investments	544	476
Other depreciation and amortization	2,592	2,033
Provision (release) for loan losses	180	(17)
Share-based compensation expense	301	246
Deferred income taxes	1,653	1,355
Amortization of FDIC indemnification asset	305	253
Net gains on sales of investment securities available-for-sale	-	(276)
Net gains on sales of loans held for sale	(428)	(62)
Net losses on sales of fixed assets	237	1
Net gains on sales of other real estate owned	(126)	(127)
Writedowns on other real estate owned	104	146
Income from bank-owned life insurance	(768)	(1,120)
Proceeds from loans held for sale	25,983	8,323
Disbursements for loans held for sale	(23,940)	(7,894)
Change in assets and liabilities:
Increase in FDIC indemnification asset	(137)	(69)
(Increase) decrease in accrued interest receivable	(271)	250
Increase in other assets	(1,080)	(1,407)
Decrease in accrued interest payable	(28)	(23)
Increase in accrued expenses and other liabilities	584	1,243
Net cash provided by operating activities	7,742	4,647

Cash flows from investing activities
Net increase in loans	(35,348)	(8,873)
Purchases of premises and equipment	(1,020)	(909)
Proceeds from sales of premises and equipment	166	62
Purchases of investment securities available-for-sale	(18,236)	-
Proceeds from sales of investment securities available-for-sale	-	2,396
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	13,530	9,765
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	6,844	662
Proceeds from life insurance death benefit	911	651
FDIC payment of recoverable covered asset losses	1,463	632
Proceeds from sale of other real estate owned	3,795	2,494
Net redemptions of nonmarketable equity securities	369	663
Net cash provided (used) by investing activities	(27,526)	7,543

Cash flows from financing activities
Net increase in deposits	32,827	37,592
Increase in short-term borrowings	-	1,291
Exercise of stock options	129	58
Repurchase of common stock	(93)	(456)
Dividends on common stock	(1,346)	(896)
Net cash provided by financing activities	31,517	37,589

Net increase in cash and cash equivalents	11,733	49,779

Cash and cash equivalents, beginning	51,390	55,067

Cash and cash equivalents, ending	$63,123	$104,846

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,787	$1,954
Cash paid for income taxes	124	129

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,958	$1,954
Change in unrealized loss on cash flow hedge, net of tax	(719)	(578)
Loans transferred to other real estate owned	2,066	3,547

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At March 31, 2015 and December 31, 2014, the Company’s primary operations and business were that of owning the Bank.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes (the “2014 Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 (the “2014 Form 10-K”).

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2015 and December 31, 2014, and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

Note 2 - Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminated from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both unusual in nature and infrequently occurring. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this guidance to have a material effect on its financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amended the consolidation requirements in Accounting Standards Codification (“ASC”) 810 Consolidation. The amendments change the consolidation analysis required under U.S. GAAP, and modify how variable interests held by a reporting entity’s related parties affect its consolidation conclusions. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

During the first quarter of 2015, the Company adopted Accounting Standards Update 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-04”). ASU 2014-04 amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the ASC to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in-substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Additional disclosures have been included in the Notes to Condensed Consolidated Financial Statements as a result of adoption.

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

Provident Community Bancshares, Inc.

On May 1, 2014, Provident Community Bancshares, Inc. (“Provident Community”) was merged with and into the Company, with the Company as the surviving entity, pursuant to the Agreement and Plan of Merger, dated as of March 4, 2014 (the “Agreement and Plan of Merger”). Under the terms of the Agreement and Plan of Merger, each share of Provident Community common stock was cancelled and converted into the right to receive a cash payment from the Company equal to $0.78 per share, or approximately $1.4 million in the aggregate. In addition, immediately prior to completion of the merger, the Company purchased from the United States Department of the Treasury (“Treasury”) the issued and outstanding shares of Provident Community’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Provident Community Series A Preferred Stock”) and all of the related warrants to purchase shares of Provident Community’s common stock, for an aggregate purchase price of approximately $5.1 million (representing a 45% discount from face value). Thereafter, pursuant to the Agreement and Plan of Merger, the Provident Community Series A Preferred Stock and related warrants were cancelled in connection with the completion of the merger. Simultaneously with completion of the merger, Provident Community Bank, N.A. was merged into the Bank.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The assets acquired and liabilities assumed from Provident Community were recorded at their fair value as of the closing date of the merger. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $3.4 million was initially recorded at the time of the acquisition. As a result of refinements to the fair value mark on loans, other real estate owned (“OREO”), other assets and other liabilities, goodwill as indicated below is $2.8 million. The following table summarizes the consideration paid by the Company in the merger with Provident Community and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded by Provident Community	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$1,397
Fair value of non-controlling interest			5,096

Fair Value of Total Consideration Transferred			$6,493

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$65,538	$-	$65,538
Securities	124,035	-	124,035
Nonmarketable equity securities	2,948	-	2,948
Loans held for sale	390	-	390
Loans, net of allowance	112,412	(6,797)	105,615
Premises and equipment	3,150	32	3,182
Core deposit intangibles	-	3,600	3,600
Interest receivable	748	(3)	745
Other real estate owned	3,666	(702)	2,964
Bank owned life insurance	8,536	-	8,536
Deferred tax asset	1,628	4,828	6,456
Other assets	1,438	(218)	1,220

Total assets acquired	$324,489	$740	$325,229

Deposits	$264,281	$177	$264,458
Federal Home Loan Bank advances	37,500	3,915	41,415
Junior Subordinated Debt	12,372	(4,558)	7,814
Short term borrowings	4,760	-	4,760
Other liabilities	2,087	985	3,072

Total liabilities assumed	$321,000	$519	$321,519

Total identifiable assets	$3,489	$221	$3,710

Goodwill resulting from acquisition			$2,783

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at March 31, 2015 and December 31, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015
Securities available-for-sale:
U.S. Government agencies	$507	$25	$-	$532
Municipal securities	11,952	858	-	12,810
Residential agency pass-through securities	138,585	2,926	(36)	141,475
Residential collateralized mortgage obligations	153,057	1,693	(347)	154,403
Commercial mortgage-backed securities	4,944	-	(38)	4,906
Asset-backed securities	66,109	-	(654)	65,455
Corporate and other securities	1,450	118	-	1,568
Equity securities	1,250	547	-	1,797
Total securities available-for-sale	$377,854	$6,167	$(1,075)	$382,946

Securities held-to-maturity:
Residential agency pass-through securities	$41,642	$1,279	$-	$42,921
Residential collateralized mortgage obligations	8,269	246	-	8,515
Commercial mortgage-backed obligations	54,923	127	(462)	54,588
Asset-backed securities	6,002	-	(97)	5,905
Total securities held-to-maturity	$110,836	$1,652	$(559)	$111,929

December 31, 2014
Securities available-for-sale:
U.S. Government agencies	$508	$29	$-	$537
Municipal securities	11,955	896	-	12,851
Residential agency pass-through securities	144,955	2,156	(96)	147,015
Residential collateralized mortgage obligations	144,773	625	(1,318)	144,080
Commercial mortgage-backed securities	4,974	-	(106)	4,868
Asset-backed securities	61,833	-	(783)	61,050
Corporate and other securities	3,328	242	-	3,570
Equity securities	1,250	462	-	1,712
Total securities available-for-sale	$373,576	$4,410	$(2,303)	$375,683

Securities held-to-maturity:
Residential agency pass-through securities	$43,331	$1,123	$-	$44,454
Residential collateralized mortgage obligations	8,440	124	-	8,564
Commercial mortgage-backed obligations	60,783	-	(2,041)	58,742
Asset-backed securities	5,978	-	(111)	5,867
Total securities held-to-maturity	$118,532	$1,247	$(2,152)	$117,627

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In the second quarter of 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of March 31, 2015 and December 31, 2014 totaled $1.9 million and $2.1 million, respectively. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. One of the transferred securities was called in the first quarter of 2015 resulting in additional interest income. As a result, the amortized cost of these investments of $54.9 million is higher than the $53.0 million carrying value of the securities as of March 31, 2015. There were no transfers of securities from available-for-sale to held-to-maturity during the quarter ended March 31, 2015.

At March 31, 2015 and December 31, 2014, investment securities with a fair market value of $176.2 million and $162.8 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At March 31, 2015 and December 31, 2014, commercial MBS include $51.9 million and $56.8 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

At March 31, 2015 and December 31, 2014, asset-backed securities include a $6.0 million security that is approximately 45% collateralized by the Federal family education loan program and 55% collateralized by a private student loan program.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	March 31, 2015
	Amortized	Fair
	Cost	Value
Securities available-for-sale:
U.S. Government agencies
Due after one year through five years	$507	$532
Municipal securities
Due after ten years	11,952	12,810
Residential agency pass-through securities
Due after five years through ten years	10,661	10,885
Due after ten years	127,924	130,590
Residential collateralized mortgage obligations
Due after five years through ten years	7,997	8,006
Due after ten years	145,060	146,397
Commercial mortgage-backed obligations
Due after five years through ten years	4,944	4,906
Asset-backed securities
Due after ten years	66,109	65,455
Corporate and other securities
Due after five years through ten years	1,450	1,568
Equity securities
No maturity	1,250	1,797
Total securities available-for-sale	$377,854	$382,946

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$41,642	$42,921
Residential collateralized mortgage obligations
Due after ten years	8,269	8,515
Commercial mortgage-backed obligations
Due after five years through ten years	54,923	54,588
Asset-backed securities
Due after ten years	6,002	5,905
Total securities held-to-maturity	$110,836	$111,929

Securities available-for-sale of $2.4 million were sold in the three months ended March 31, 2014 resulting in a gross gain of $0.3 million. There were no sales of securities available-for-sale during the three months ended March 31, 2015.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at March 31, 2015 and December 31, 2014. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At March 31, 2015, there were 20 securities in a loss position for twelve months or more. At December 31, 2014, there were 23 securities in a loss position for twelve months or more.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Bank Holding Company Act (the “BHC Act”) to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, effective April 1, 2014. Banking entities have until July 21, 2016 (expected to be extended to July 21, 2017) to conform their activities to the requirements of the rule. At December 31, 2014, the Company held two investments in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $14.8 million in asset-backed securities. The collateral eligibility language in one of the securities, with a fair value of $9.8 million, was amended during the first quarter of 2015 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investment in the remaining CLO, which had a net unrealized loss of $49,400 at March 31, 2015, currently would be prohibited under the Volcker Rule. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions prior to the expected July 2017 deadline, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at March 31, 2015.

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
Securities available-for-sale:
Residential agency pass-through securities	$-	$-	$3,753	$(36)	$3,753	$(36)
Residential collateralized mortgage obligations	-	-	31,841	(347)	31,841	(347)
Commercial mortgage-backed securities	-	-	4,906	(38)	4,906	(38)
Asset-backed securities	18,793	(38)	41,661	(616)	60,454	(654)

Total temporarily impaired available-for-sale securities	$18,793	$(38)	$82,161	$(1,037)	$100,954	$(1,075)

Securities held-to-maturity:
Commercial mortgage-backed securities	$-	$-	$46,428	$(462)	$46,428	$(462)
Asset-backed securities	-	-	5,904	(97)	5,904	(97)

Total temporarily impaired held-to-maturity securities	$-	$-	$52,332	$(559)	$52,332	$(559)

December 31, 2014
Securities available-for-sale:
Residential agency pass-through securities	$-	$-	$3,857	$(96)	$3,857	$(96)
Residential collateralized mortgage obligations	29,122	(142)	48,824	(1,176)	77,946	(1,318)
Commercial mortgage-backed securities	-	-	4,868	(106)	4,868	(106)
Asset-backed securities	38,528	(296)	22,522	(487)	61,050	(783)

Total temporarily impaired available-for-sale securities	$67,650	$(438)	$80,071	$(1,865)	$147,721	$(2,303)

Securities held-to-maturity:
Commercial mortgage-backed securities	$-	$-	$58,743	$(2,041)	$58,743	$(2,041)
Asset-backed securities	-	-	5,867	(111)	5,867	(111)

Total temporarily impaired held-to-maturity securities	$-	$-	$64,610	$(2,152)	$64,610	$(2,152)

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in four statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $11.2 million at March 31, 2015 and $11.5 million December 31, 2014. Included in these amounts at March 31, 2015 and December 31, 2014 was $9.8 million and $10.1 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	March 31, 2015			December 31, 2014
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$5,429	$180,866	$186,295	$5,552	$168,234	$173,786
Commercial real estate (CRE) - owner-occupied	28,543	309,196	337,739	30,554	303,228	333,782
CRE - investor income producing	40,452	430,103	470,555	43,866	426,781	470,647
AC&D - 1-4 family construction	476	28,174	28,650	514	28,887	29,401
AC&D - lots, land & development	9,317	41,055	50,372	13,660	41,783	55,443
AC&D - CRE	110	84,006	84,116	112	71,478	71,590
Other commercial	967	4,964	5,931	1,187	3,858	5,045
Total commercial loans	85,294	1,078,364	1,163,658	95,445	1,044,249	1,139,694

Consumer:
Residential mortgage	26,738	182,646	209,384	28,730	176,420	205,150
Home equity lines of credit (HELOC)	1,712	152,703	154,415	1,734	153,563	155,297
Residential construction	5,509	53,724	59,233	6,574	49,308	55,882
Other loans to individuals	690	25,155	25,845	758	21,828	22,586
Total consumer loans	34,649	414,228	448,877	37,796	401,119	438,915
Total loans	119,943	1,492,592	1,612,535	133,241	1,445,368	1,578,609
Deferred costs	-	2,317	2,317	-	2,084	2,084
Total loans, net of deferred costs	$119,943	$1,494,909	$1,614,852	$133,241	$1,447,452	$1,580,693

Included in the March 31, 2015 and December 31, 2014 loan totals are $38.1 million and $42.3 million, respectively, of covered loans pursuant to Federal Deposit Insurance Corporation (“FDIC”) loss share agreements. Of these amounts, at March 31, 2015, approximately $35.7 million is included in PCI loans and $2.4 million is included in all other loans. Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans was transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company will bear all future losses on that portfolio of loans and foreclosed properties. At December 31, 2014, $39.8 million is included in PCI loans and $2.5 million is included in all other loans.

At March 31, 2015 and December 31, 2014, the Company had sold participations in loans aggregating $16.5 million and $6.5 million, respectively, to other financial institutions on a nonrecourse basis. During the quarter ended March 31, 2015, a participation was sold on one large relationship in the amount of $11.4 million. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. In addition, as a result of the Provident Community merger, the Company serviced $3.3 million and $3.7 million of residential mortgage loans for the benefit of others as of March 31, 2015 and December 31, 2014, respectively.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. Total loans sold with limited recourse in the three months ended March 31, 2015 were $25.6 million. Total loans sold with limited recourse in the three months ended March 31, 2014 were $8.3 million.

At March 31, 2015, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $623.9 million. At December 31, 2014, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $560.4 million.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At March 31, 2015 and December 31, 2014, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended March 31, 2015
Allowance for Loan Losses:
Balance, beginning of period	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262
Provision for loan losses	519	59	38	(317)	(536)	80	6	151	193	(10)	(3)	180
Charge-offs	(87)	-	-	-	-	-	-	(71)	(13)	(75)	(19)	(265)
Recoveries	50	1	199	-	124	-	-	8	12	1	18	413
Net (charge-offs) recoveries	(37)	1	199	-	124	-	-	(63)	(1)	(74)	(1)	148
Balance, end of period	$2,045	$781	$1,988	$141	$179	$475	$38	$531	$1,843	$458	$111	$8,590

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	-	-	-	-	-	-	-	-	-	-	-	-
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss share receivable	-	-	-				-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$2,045	$781	$1,988	$141	$179	$475	$38	$531	$1,843	$458	$111	$8,590

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended March 31, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,491	$399	$1,797	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471
Provision for loan losses	(87)	30	(50)	(85)	(979)	(77)	1	216	413	(12)	14	(616)
Charge-offs	-	-	(273)	-	(4)	-	-	(11)	(66)	(7)	(10)	(371)
Recoveries	143	2	76	-	812	-	-	10	11	11	4	1,069
Net (charge-offs) recoveries	143	2	(197)	-	808	-	-	(1)	(55)	4	(6)	698
Balance, end of period	$1,547	$431	$1,550	$754	$1,580	$222	$26	$573	$1,408	$382	$80	$8,553

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$360
PCI Impairment charge-offs	-	-	(5)	-	-	-	-	-	(144)	-	-	(149)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	(5)	-	-	-	-	-	(144)	-	-	(149)
PCI provision for loan losses	-	-	163	-	-	-	-	-	145	1	3	312
Benefit attributable to FDIC loss share agreements	-	-	287	-	-	-	-	-	-	-	-	287
Total provision for loan losses charged to operations	-	-	450	-	-	-	-	-	145	1	3	599
Provision for loan losses recorded through FDIC loss share receivable	-	-	(287)				-	-	-	-	-	(287)
Balance, end of period	$-	$-	$518	$-	$-	$-	$-	$-	$1	$1	$3	$523

Total Allowance for Loan Losses	$1,547	$431	$2,068	$754	$1,580	$222	$26	$573	$1,409	$383	$83	$9,076

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

 The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at March 31, 2015 and December 31, 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At March 31, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$32	$-	$67	$-	$11	$-	$19	$147	$398	$29	$11	$714
Collectively evaluated for impairment	2,013	781	1,921	141	168	475	19	384	1,445	429	100	7,876
	2,045	781	1,988	141	179	475	38	531	1,843	458	111	8,590
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,045	$781	$1,988	$141	$179	$475	$38	$531	$1,843	$458	$111	$8,590

Recorded Investment in Loans:
Individually evaluated for impairment	$287	$2,210	$1,253	$-	$1,049	$-	$140	$2,751	$2,576	$459	$83	$10,808
Collectively evaluated for impairment	180,579	306,986	428,850	28,174	40,006	84,006	4,824	179,895	150,127	53,265	25,072	1,481,784
	180,866	309,196	430,103	28,174	41,055	84,006	4,964	182,646	152,703	53,724	25,155	1,492,592
Purchased credit-impaired	5,429	28,543	40,452	476	9,317	110	967	26,738	1,712	5,509	690	119,943
Total	$186,295	$337,739	$470,555	$28,650	$50,372	$84,116	$5,931	$209,384	$154,415	$59,233	$25,845	$1,612,535

At December 31, 2014
Allowance for Loan Losses:
Individually evaluated for impairment	$44	$18	$57	$-	$11	$-	$19	$138	$382	$4	$12	$685
Collectively evaluated for impairment	1,519	703	1,694	458	580	395	13	305	1,269	538	103	7,577
	1,563	721	1,751	458	591	395	32	443	1,651	542	115	8,262
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262

Recorded Investment in Loans:
Individually evaluated for impairment	$376	$2,889	$1,271	$-	$1,073	$-	$143	$2,525	$2,481	$369	$90	$11,217
Collectively evaluated for impairment	167,858	300,339	425,510	28,887	40,710	71,478	3,715	173,895	151,082	48,939	21,738	1,434,151
	168,234	303,228	426,781	28,887	41,783	71,478	3,858	176,420	153,563	49,308	21,828	1,445,368
Purchased credit-impaired	5,552	30,554	43,866	514	13,660	112	1,187	28,730	1,734	6,574	758	133,241
Total	$173,786	$333,782	$470,647	$29,401	$55,443	$71,590	$5,045	$205,150	$155,297	$55,882	$22,586	$1,578,609

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

Impaired loans with a balance less than or equal to $150 thousand are viewed in two groups: those which have experienced charge-offs and those recorded at legal balance. Those loans which have experienced charge-offs have no additional reserve applied unless specifically calculated at a point in time when the loan balance exceeded $150 thousand. Those loans recorded at their legal balance have a reserved applied based on a pooled probability of default and loss given default calculation.

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The look back periods utilized by management in determining the quantitative reserve component was 15 periods for all loan product types at both March 31, 2015 and December 31, 2014.

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

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the acquired purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. At March 31, 2015 and December 31, 2014, this analysis indicated a need for $125 thousand and $117 thousand of provision for loan losses for the acquired purchased performing portfolio, respectively. The remaining mark on the acquired purchased performing loan portfolio was $2.7 million and $3.0 million at March 31, 2015 and December 31, 2014, respectively.

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

In addition, qualitative reserves on purchased performing loans are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loan losses

4)     Reserve on Purchased-Credit Impaired Loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

This analysis did not result in any net impairment for the three months ended March 31, 2015. During the three months ended March 31, 2014, a net impairment of $312 thousand was recorded. See Note 6 – FDIC Loss Share Agreements for further discussion. A full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three months ended March 31, 2015 and 2014.

    The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2014 to March 31, 2015 was a function of the following:

(1)

a decrease of $480 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2011 are replaced with net recovery periods in 2015.

(2)

An increase of $779 thousand in the qualitative component of the allowance primarily due to new application of minimum loss rates to AC&D 1-4 family, AC&D Lots & Land and Residential Construction pools as well as addition provision recorded for the acquired purchased performing pools..

(3)	An increase of $29 thousand in specific reserves which change periodically as loans move through or out of the impairment process.

   The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At March 31, 2015 and December 31, 2014, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of March 31, 2015 and December 31, 2014, by loan class and by credit quality indicator.

	As of March 31, 2015
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$185,685	$330,968	$462,870	$28,650	$47,587	$84,116	$5,791	$1,145,667
Special mention	368	3,435	5,814	-	1,289	-	-	10,906
Classified	242	3,336	1,871	-	1,496	-	140	7,085
Total	$186,295	$337,739	$470,555	$28,650	$50,372	$84,116	$5,931	$1,163,658

Total Loans								$-

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$205,254	$147,638	$58,556	$25,774	$437,222
Special mention	1,849	5,444	221	30	7,544
Classified	2,281	1,333	456	41	4,111
Total	$209,384	$154,415	$59,233	$25,845	$448,877

Total Loans					$1,612,535

	As of December 31, 2014
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$172,638	$328,712	$461,955	$29,401	$52,568	$71,590	$4,902	$1,121,766
Special mention	493	1,925	6,934	-	1,335	-	-	10,687
Classified	655	3,145	1,758	-	1,540	-	143	7,241
Total	$173,786	$333,782	$470,647	$29,401	$55,443	$71,590	$5,045	$1,139,694

Total Loans								$-

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$202,214	$147,893	$55,290	$22,445	$427,842
Special mention	1,802	6,122	227	99	8,250
Classified	1,134	1,282	365	42	2,823
Total	$205,150	$155,297	$55,882	$22,586	$438,915

Total Loans					$1,578,609

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of March 31, 2015 and December 31, 2014.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of March 31, 2015
Commercial:
Commercial and industrial	$458	$-	$55	$5,429	$180,353	$186,295
CRE - owner-occupied	1,123	314	1,617	28,543	306,142	337,739
CRE - investor income producing	-	71	449	40,452	429,583	470,555
AC&D - 1-4 family construction	-	-	-	476	28,174	28,650
AC&D - lots, land & development	-	-	-	9,317	41,055	50,372
AC&D - CRE	-	-	-	110	84,006	84,116
Other commercial	-	-	-	967	4,964	5,931
Total commercial loans	1,581	385	2,121	85,294	1,074,277	1,163,658

Consumer:
Residential mortgage	110	251	339	26,738	181,946	209,384
HELOC	-	49	180	1,712	152,474	154,415
Residential construction	-	95	247	5,509	53,382	59,233
Other loans to individuals	80	52	4	690	25,019	25,845
Total consumer loans	190	447	770	34,649	412,821	448,877
Total loans	$1,771	$832	$2,891	$119,943	$1,487,098	$1,612,535

As of December 31, 2014
Commercial:
Commercial and industrial	$123	$18	$73	$5,552	$168,020	$173,786
CRE - owner-occupied	-	-	1,616	30,554	301,612	333,782
CRE - investor income producing	-	-	571	43,866	426,210	470,647
AC&D - 1-4 family construction	-	-	-	514	28,887	29,401
AC&D - lots, land & development	-	-	-	13,660	41,783	55,443
AC&D - CRE	-	-	-	112	71,478	71,590
Other commercial	40	143	-	1,187	3,675	5,045
Total commercial loans	163	161	2,260	95,445	1,041,665	1,139,694

Consumer:
Residential mortgage	57	68	1,058	28,730	175,237	205,150
HELOC	343	60	228	1,734	152,932	155,297
Residential construction	157	-	341	6,574	48,810	55,882
Other loans to individuals	29	1	41	758	21,757	22,586
Total consumer loans	586	129	1,668	37,796	398,736	438,915
Total loans	$749	$290	$3,928	$133,241	$1,440,401	$1,578,609

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

The Company’s quarterly cash flow analyses of PCI loan pools did not indicate any net impairment during the quarter ended March 31, 2015. A net impairment of $672 thousand was recognized during the first quarter of 2014 in a single consumer real estate loan pool. This amount is not included in the tables below.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$47	$126	$-	$47	$126	$-
CRE - owner-occupied	2,210	2,280	-	2,753	2,841	-
CRE - investor income producing	745	745	-	844	915	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	861	951		881	970	-
AC&D - CRE	-	-		-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	3,863	4,102	-	4,525	4,852	-
Consumer:
Residential mortgage	1,267	1,382	-	1,135	1,222	-
HELOC	738	1,134	-	756	1,256	-
Residential construction	247	376	-	341	415	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	2,252	2,892	-	2,232	2,893	-
Total impaired loans with no related allowance recorded	$6,115	$6,994	$-	$6,757	$7,745	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$240	$259	$32	$329	$348	$44
CRE - owner-occupied	-	-	-	136	141	18
CRE - investor income producing	508	597	67	427	442	57
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	188	214	11	192	217	11
AC&D - CRE	-	-	-	-	-	-
Other commercial	140	157	19	143	159	19
Total commercial loans	1,076	1,227	129	1,227	1,307	149
Consumer:
Residential mortgage	1,484	1,512	147	1,390	1,439	138
HELOC	1,838	1,902	398	1,725	1,777	382
Residential construction	212	225	29	28	33	4
Other loans to individuals	83	84	11	90	90	12
Total consumer loans	3,617	3,723	585	3,233	3,339	536
Total impaired loans with an allowance recorded	$4,693	$4,950	$714	$4,460	$4,646	$685

Total Impaired Loans:
Commercial:
Commercial and industrial	$287	$385	$32	$376	$474	$44
CRE - owner-occupied	2,210	2,280	-	2,889	2,982	18
CRE - investor income producing	1,253	1,342	67	1,271	1,357	57
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	1,049	1,165	11	1,073	1,187	11
AC&D - CRE	-	-	-	-	-	-
Other commercial	140	157	19	143	159	19
Total commercial loans	4,939	5,329	129	5,752	6,159	149
Consumer:
Residential mortgage	2,751	2,894	147	2,525	2,661	138
HELOC	2,576	3,036	398	2,481	3,033	382
Residential construction	459	601	29	369	448	4
Other loans to individuals	83	84	11	90	90	12
Total consumer loans	5,869	6,615	585	5,465	6,232	536

Total impaired loans	$10,808	$11,944	$714	$11,217	$12,391	$685

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three months ended March 31, 2015 and 2014, the Company recognized $56 thousand and $134 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. The average recorded investment and interest income recognized on impaired loans, by class, for the three months ended March 31, 2015 and March 31, 2014 are shown in the table below.

	Three Months Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$47	$1	$334	$8
CRE - owner-occupied	2,482	-	2,217	31
CRE - investor income producing	795	8	322	10
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land & development	871	12	2,229	44
AC&D - CRE	-	-	-	-
Other commercial	-	-	154	4
Total commercial loans	4,195	21	5,256	97
Consumer:
Residential mortgage	1,201	-	2,778	15
Home equity lines of credit	747	3	1,499	6
Residential construction	294	-	9	-
Other loans to individuals	-	-	61	1
Total consumer loans	2,242	3	4,347	22
Total impaired loans with no related allowance recorded	$6,437	$24	$9,603	$119

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$285	$-	$470	$-
CRE - owner-occupied	68	-	77	2
CRE - investor income producing	468	2	2,843	-
AC&D - 1-4 family construction	-	-	19	2
AC&D - lots, land & development	190	3	60
AC&D - CRE	-	-	-
Other commercial	142	4	45	-
Total commercial loans	1,153	9	3,514	4
Consumer:
Residential mortgage	1,437	8	1,352	9
Home equity lines of credit	1,782	13	1,151	2
Residential construction	120	1	30	-
Other loans to individuals	87	1	2	-
Total consumer loans	3,425	23	2,535	11
Total impaired loans with an allowance recorded	$4,578	$32	$6,049	$15

Total Impaired Loans:
Commercial:
Commercial and industrial	$332	$1	$804	$8
CRE - owner-occupied	2,550	-	2,294	33
CRE - investor income producing	1,263	10	3,165	10
AC&D - 1-4 family construction	-	-	19	2
AC&D - lots, land & development	1,061	15	2,289	44
AC&D - CRE	-	-	-	-
Other commercial	142	4	199	4
Total commercial loans	5,348	30	8,770	101
Consumer:
Residential mortgage	2,638	8	4,130	24
Home equity lines of credit	2,529	16	2,650	8
Residential construction	414	1	39	-
Other loans to individuals	87	1	63	1
Total consumer loans	5,667	26	6,882	33

Total impaired loans	$11,015	$56	$15,652	$134

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At March 31, 2015, there was $10 thousand in loans past due 90 days or more and accruing interest. At December 31, 2014, there was $30 thousand in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at March 31, 2015 and December 31, 2014. The recorded investment in nonaccrual loans at March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$240	$329
CRE - owner-occupied	2,210	1,616
CRE - investor income producing	672	680
AC&D - lots, land & development	7	7
Total commercial loans	3,129	2,632
Consumer:
Residential mortgage	1,853	1,549
HELOC	948	1,022
Residential construction	432	341
Other loans to individuals	35	41
Total consumer loans	3,268	2,953
Total nonaccrual loans	$6,397	$5,585

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $149.5 million and $165.7 million and a carrying value of $119.9 million and $133.2 million at March 31, 2015 and December 31, 2014, respectively. PCI loans represented 5.0% and 5.6% of total assets at March 31, 2015 and December 31, 2014, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended March 31,

	2015	2014
Accretable yield, beginning of period	$40,540	$39,249
Interest income	(3,351)	(3,692)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,155	4,504
Other changes, net	121	1,023
Accretable yield, end of period	$38,465	$41,084

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

As of March 31, 2015, the Company had 14 TDR loans totaling $4.4 million, of which $1.1 million are nonaccrual loans. As of December 31, 2014, the Company had 18 TDR loans totaling $4.1 million, of which $841 thousand are nonaccrual loans. The Company had allocated $385 thousand and $373 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of March 31, 2015 and December 31, 2014.

The following tables represent a breakdown of the types of concessions made by loan class for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
CRE - owner-occupied	1	$88	$88
CRE - investor income producing	1	212	212
Residential mortgage	1	12	12
Total	3	$312	$312

	Three months ended March 31, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Other Commercial	1	$165	$165
HELOC	2	1,549	1,549
Total	3	$1,714	$1,714

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given.  These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest.  The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans.  TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs.  TDRs having a book balance of less than $150,000, along with other impaired loans of similar size, are measured in a pooled approach utilizing loss given default and probability of default parameters.  TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit.   As of March 31, 2015, the Company has outstanding one commercial TDR with a reduced interest rate and six commercial TDRs where an extension of maturity was granted. As of March 31, 2015, one of the commercial TDRs is not paying in accordance with the terms of the modification.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given.  These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms.  The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification.  TDRs like other impaired loans are measured based on discounted cash flows or collateral value, less anticipated selling costs, of the modified loan using pre-modified interest rates.  As of March 31, 2015, the Company has outstanding two consumer TDRs with a reduced interest rate and five consumer TDRs where an extension of maturity was granted.  All consumer TDRs are paying according to the terms of the modification as of March 31, 2015.

There was one loan that was modified as a commercial TDR within the 12 months ended March 31, 2015 for which there was a payment default during the three months ended March 31, 2015. There were no loans that were modified as TDRs within the 12 months ended March 31, 2014 for which there was a payment default during the three months ended March 31, 2014.

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms
CRE - investor income producing	1	$88	-	$-
Total	1	$88	-	$-

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended March 31, 2015 and 2014:

	Twelve Months Ended March 31, 2015
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$182	-	$-
Extended payment terms	-	-	4	867	1	$88
Total	-	$-	5	$1,049	1	$88

	Twelve Months Ended March 31, 2014
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	3	$2,037	-	$-
Extended payment terms	-	-	8	2,954	-	$-
Total	-	$-	11	$4,991	-	$-

As of March 31, 2015, the Company has $1.5 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 6 – FDIC Loss Share Agreements

In connection with the acquisition of Citizens South Banking Corporation (“Citizens South”) in 2012, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $38.1 million and $42.3 million of covered loans as of March 31, 2015 and December 31, 2014, respectively, and $1.7 million and $3.0 million of covered OREO as of March 31, 2015 and December 31, 2014, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, and five years for losses and eight years for recoveries on all other loans. The agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans and $816,000 associated with non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Bank will bear all future losses on that portfolio of loans and foreclosed properties. At March 31, 2015 and December 31, 2014, the Bank recorded an estimated receivable from the FDIC in the amount of $1.5 million and $3.0 million, respectively, related to the remaining single family loss share agreement.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At March 31, 2015 and December 31, 2014, the Bank recorded an estimated receivable from the FDIC in the amount of $871 thousand and $1.0 million, respectively, related to these loss share agreements.

The following table provides changes in the estimated receivable from the FDIC for the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31,
	2015	2014

Balance, beginning of period	$3,964	$10,025
Decrease in expected losses on loans	-	(287)
Additional losses to OREO	64	93
Reimbursable expenses (income)	73	263
(Amortization) accretion discounts and premiums, net	(305)	(253)
Reimbursements from the FDIC	(1,463)	(632)
Balance, end of period	$2,333	$9,209

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At March 31, 2015 and December 31, 2014, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $2.5 million and $3.8 million, respectively. Included in the estimated receivable above is a component of amortization which will be recognized over the life of the agreement, with increases or decreases based on estimated performance of the underlying loans.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In relation to the FDIC indemnification asset is an expected “true-up” with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At March 31, 2015 and December 31, 2014, the “true-up” amount was estimated to be approximately $5.6 million and $5.4 million, respectively, at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term, including any recovery period, of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 7 – Other Real Estate Owned

The Company owned $10.3 million and $12.0 million in OREO at March 31, 2015 and December 31, 2014, respectively. The portion of OREO covered under the loss share agreements with the FDIC at March 31, 2015 and December 31, 2014 totaled $1.7 million and $3.0 million, respectively. The Company’s loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $816,000 associated with the Bank of Hiawassee non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company will bear all future losses on that portfolio of foreclosed properties.

Transactions in OREO for the three months ended March 31, 2015 and 2014 are summarized below:

	Three months ended
	March 31,	March 31,
Non-Covered OREO	2015	2014

Beginning balance	$8,979	$9,404
Additions	1,587	1,210
Sales	(1,894)	(1,719)
Writedowns	(102)	(21)
Ending balance	$8,570	$8,874

Covered OREO	2015	2014

Beginning balance	$3,011	$5,088
Additions	479	2,337
Sales	(1,775)	(647)
Writedowns	(2)	(126)
Ending balance	$1,713	$6,652

As of March 31, 2015, the Company has $1.5 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

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

As of March 31, 2015 and December 31, 2014, the Company had a net DTA in the amount of approximately $33.2 million and $35.6 million, respectively. The decline is a function of first quarter 2015 earnings and increases in the fair value of available-for-sale securities. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of March 31, 2015 and December 31, 2014 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either March 31, 2015 or December 31, 2014.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 9 - Per Share Results

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of shares outstanding during the relevant period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options and restricted shares (non-vested shares), and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and vesting of restricted shares reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company's stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

For the three months ended March 31, 2015, the Company issued 6,500 restricted stock awards, issued 25,078 shares pursuant to the exercise of stock options, issued 700 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 3,800 shares in open market transactions and acquired 9,665 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the three months ended March 31, 2014, the Company issued 50,000 restricted stock awards, issued 15,539 shares pursuant to the exercise of stock options, repurchased 65,609 shares of Common Stock in open market transactions and acquired 4,183 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended
	March 31
	2015	2014
Weighted-average number of common shares outstanding excluding unvested restricted shares	43,957,440	43,937,034

Effect of dilutive stock options and unvested restricted shares	369,393	327,144

Weighted-average number of common shares and dilutive potential common shares outstanding	44,326,833	44,264,178

There were 1,873,978 outstanding options and 762,811 outstanding unvested restricted shares that were anti-dilutive for the three months ended March 31, 2015. There were 250,026 dilutive stock options and 119,367 dilutive unvested restricted shares outstanding for the three months ended March 31, 2015.

There were 1,933,224 outstanding options and 718,257 outstanding unvested restricted shares that were anti-dilutive for the three-months ended March 31, 2014. There were 249,001 dilutive stock options and 78,142 dilutive unvested restricted shares outstanding for the three months ended March 31, 2014.

At March 31, 2015, 554,400 of the outstanding restricted shares had stock price-based performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 10 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At March 31, 2015, we had $380.2 million of pre-approved but unused lines of credit, $5.7 million of standby letters of credit and $817 thousand of commercial letters of credit. At December 31, 2014, we had $328.3 million of pre-approved but unused lines of credit, $5.4 million of standby letters of credit and $717 thousand of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Note 11 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors and swaps, to meet the needs of its customers while managing the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		March 31, 2015			December 31, 2014
			Estimated Fair Value			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:	Other assets and
Pay fixed swaps with counterparty	other liabilities	$70,000	$-	$3,568	$70,000	$-	$2,414

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liablities	22,208	-	558	24,792	-	440

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets	56,540	2,302	-	35,289	1,154	-
Matched interest rate swaps with counterparty	Other liabilities	56,540	-	2,302	35,289	-	1,154
		113,080	2,302	2,302	70,578	1,154	1,154

Total derivatives		$205,288	$2,302	$6,428	$165,370	$1,154	$4,008

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(1.3) million and $(939) thousand at March 31, 2015 and December 31, 2014, respectively, and is included in other liabilities. As a result of the unfavorable position of the instrument at March 31, 2015 and December 31, 2014, the Company posted collateral of approximately $1.3 million and $939 thousand, respectively, with the counterparty.

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $(2.2) million and $(1.5) million at March 31, 2015 and December 31, 2014, respectively, and are included in other liabilities. As a result of the unfavorable position of the instruments at March 31, 2015 and December 31, 2014, the Company posted collateral of approximately $2.2 million and $1.5 million, respectively, with the counterparty.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At March 31, 2015, the Company had six loan swaps, with an aggregate notional amount of $22.2 million, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. At December 31, 2014, the Company had seven loan swaps, with an aggregate notional amount of $24.8 million, accounted for as fair value hedges.

To meet the needs of the Company’s customers, at March 31, 2015 the Company had thirteen interest rate swap agreements in place to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had a notional amount of $56.5 million at March 31, 2015 representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $2.3 million. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

There were seven interest rate swap agreements to cover certain fixed-rate receivable to floating rates and certain fixed-rate obligations to floating rates at December 31, 2014. The interest rate swaps had a notional amount of $35.3 million at December 31, 2014, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $1.2 million. All changes in fair value are recorded as other income within non-interest income. For the three months ended March 31, 2015, the $76 thousand impact to earnings reflects customer credit valuation adjustments occurring during the period, as the changes in the fair value of both the fixed and variable legs of the swap completely offset each other.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table details the location and amounts recognized in the Consolidated Statements of Income and Consolidated Statement of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss) recognized in OCI			Pre-tax gain (loss) reclassified from AOCI into income
	For the three months ended		Location of amounts	For the three months ended
	March 31,		reclassified	March 31,
	2015	2014	from AOCI into Income	2015	2014

Cash flow hedges:
Interest rate contracts	$(1,257)	$(1,025)	Total interest expense	$103	$103

				Pre-tax gain (loss)
				recognized in income
				For the three months ended
			Location of amounts	March 31,
			recognized in income	2015	2014
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty			Total interest income	$(104)	$(69)

Not designated as hedges:
Client-related interest rate contracts	-	-	Other income	$(76)	$-
				$(180)	$(69)

Note 12 – Accumulated Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income are presented in the following table. Reclassification adjustments related to securities available for sale are included in gain on sale of securities available-for-sale in the accompanying consolidated statements of income. Amortization of net unrealized losses on securities transferred to held-to-maturity is included in interest income on taxable investment securities in the accompanying Consolidated Statements of Income.

	March 31, 2015			March 31, 2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$2,985	$1,106	$1,879	$3,354	$1,229	$2,125
Change in net unrealized loss on securities transferred to held to maturity	137	58	79	-	-	-
Reclassification adjustment for net gains recognized in net income	-	-	-	(276)	(104)	(172)
Total securities available for sale and transferred securities	3,122	1,164	1,958	3,078	1,125	1,953

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(1,257)	(474)	(783)	(1,025)	(384)	(641)
Reclassification adjustment for interest payments	103	39	64	103	39	64
Total derivatives	(1,154)	(435)	(719)	(922)	(345)	(577)

Total other comprehensive income	$1,968	$729	$1,239	$2,156	$780	$1,376

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$1,313	$(1,282)	$(1,506)	$(1,475)
Other comprehensive income (loss) before reclassifications	1,958	-	(783)	1,175
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	64	64
Transfer of securities from available for sale to held to maturity	(79)	79	-	-
Net other comprehensive income (loss) during the period	1,879	79	(719)	1,239
Balance, March 31, 2015	$3,192	$(1,203)	$(2,225)	$(236)

Balance, January 1, 2014	$(5,145)	$-	$343	$(4,802)
Other comprehensive income (loss) before reclassifications	2,125	-	(577)	1,548
Amounts reclassified from accumulated other comprehensive income (loss)	(172)	-	-	(172)
Net other comprehensive income (loss) during the period	1,953	-	(577)	1,376
Balance, March 31, 2014	$(3,192)	$-	$(234)	$(3,426)

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

Borrowings - The fair values of short-term and long-term borrowings are based on discounting expected cash flows at the interest rate currently offered for debt with the same or similar remaining maturities and collateral requirements.

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

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2015 and December 31, 2014 are as follows:

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:
Financial assets:
Cash and cash equivalents	$63,123	$63,123	$63,123	$-	$-
Investment securities available-for-sale	382,946	382,946	-	381,378	1,568
Investment securities held-to-maturity	108,918	111,929	-	111,929
Nonmarketable equity securities	11,163	11,163	-	11,163	-
Loans held for sale	9,987	9,987	-	9,987	-
Loans, net of allowance	1,606,262	1,558,770	-	56,540	1,502,230
FDIC indemnification asset	2,333	2,505	-	-	2,505
Accrued interest receivable	4,738	4,738	-	4,738	-
Derivative instruments	2,302	2,302	-	2,302	-

Financial liabilities:
Deposits with no stated maturity	1,350,231	1,350,231	-	1,350,231	-
Deposits with stated maturities	533,906	536,135	-	536,135	-
Borrowings	203,752	203,387	-	203,387	-
Accrued interest payable	370	370	-	370	-
Derivative instruments	6,428	6,428	-	6,428	-

December 31, 2014:
Financial assets:
Cash and cash equivalents	$51,390	$51,390	$51,390	$-	$-
Investment securities available-for-sale	375,683	375,683	1,712	372,401	1,570
Investment securities held-to-maturity	115,741	117,627	-	117,627	-
Nonmarketable equity securities	11,532	11,532	-	11,532	-
Loans held for sale	11,602	11,602	-	11,602	-
Loans, net of allowance	1,572,431	1,514,294	-	28,800	1,485,494
FDIC indemnification asset	3,964	3,802	-	-	3,802
Accrued interest receivable	4,467	4,467	-	4,467	-
Derivative instruments	1,154	1,154	-	1,154	-

Financial liabilities:
Deposits with no stated maturity	1,309,973	1,309,973	-	1,309,973	-
Deposits with stated maturities	541,381	543,728	-	543,728	-
Borrowings	203,583	203,207	-	203,207	-
Accrued interest payable	398	398	-	398	-
Derivative instruments	4,008	4,008	-	4,008	-

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities - Investment securities available-for-sale are recorded at fair value on a recurring basis. Investment securities held-to-maturity are valued at quoted market prices or dealer quotes similar to securities available-for-sale. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, United States Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include MBS issued by government-sponsored entities or private label entities, municipal bonds and corporate debt securities that are valued using quoted prices for similar instruments in active markets. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies.

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

At March 31, 2015 and December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records the six loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at March 31, 2015 and December 31, 2014 measured at fair value on a recurring basis:

	Fair Value on a Recurring Basis
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
March 31, 2015
U.S. Government agencies	$-	$532	$-	$532
Municipal securities	-	12,810	-	12,810
Residential agency pass-through securities	-	141,475	-	141,475
Residential collateralized mortgage obligations	-	154,403	-	154,403
Commercial mortgage-backed obligations	-	4,906	-	4,906
Asset-backed securities	-	65,455	-	65,455
Corporate and other securities	-	-	1,568	1,568
All other equity securities	1,797	-	-	1,797
Fair value loans	-	56,540	-	56,540
Derivative instruments	-	(4,126)	-	(4,126)

December 31, 2014
U.S. Government agencies	$-	$537	$-	$537
Municipal securities	-	12,851	-	12,851
Residential agency pass-through securities	-	147,015	-	147,015
Residential collateralized mortgage obligations	-	144,080	-	144,080
Commercial mortgage-backed obligations	-	4,868	-	4,868
Asset-backed securities	-	61,050	-	61,050
Corporate and other securities	-	2,000	1,570	3,570
All other equity securities	1,712	-	-	1,712
Fair value loans	-	28,800	-	28,800
Derivative instruments	-	(2,854)	-	(2,854)

Securities measured on a Level 3 recurring basis at December 31, 2014 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015. There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014.

Securities Available For Sale
(in thousands)
Fair value, December 31, 2014	$1,570
Change in unrealized gain recognized in other comprehensive income	(2)
Fair value, March 31, 2015	$1,568

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value
March 31, 2015
OREO	$-	$-	$905	$905
Impaired loans:
Commercial and industrial	-	-	7	7
CRE - investor income producing	-	-	554	554
Residential mortgage	-	-	406	406
HELOC	-	-	301	301
Residential construction	-	-	1,034	1,034

2009 non-recurring December 31, 2014
OREO	$-	$-	$7,408	$7,408
Impaired loans:
Commercial and industrial	-	-	208	208
CRE - owner-occupied	-	-	56	56
CRE - investor income producing	-	-	353	353
Other commercial	-	-	148	148
Residential mortgage	-	-	954	954
HELOC	-	-	570	570
Residential construction	-	-	357	357
Other loans to individuals	-	-	78	78

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

	March 31,
	2015	2014
	(in thousands)

OREO	$110	$4

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended March 31, 2015, OREO with a carrying value of $0.9 million was written down by $110 thousand to $0.8 million. During the three months ended March 31, 2014, OREO with a carrying value of $0.9 million was written down by $0.1 million to $0.8 million.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2015.

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average Discount

OREO	$905	Appraisals	Discount to reflect current market conditions	0% - 55%

Impaired loans	875	Probability of default model	Discount to reflect probability and loss given default	0% - 100%

	1,427	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 60%
	$3,207

There were no transfers between valuation levels for any accounts for the three months ended March 31, 2015 and 2014. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

Note 14 – Shareholders’ Equity

The Company maintains share-based plans for directors and employees to attract, retain and provide incentives for key employees in the form of incentive and non-qualified stock options and restricted stock. The total number of shares available for issuance under outstanding share-based plans is 840,037 as of March 31, 2015.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

At December 31, 2014	2,171,357	$7.40	4.69	$1,668,621	921,095	$4.81	$6,770,049
Options granted	-	-	-	-	-	-	-
Restricted shares granted	-	-	-	-	6,500	6.67	46,150
Options exercised	(25,078)	5.15	-	-	-	-	-
Restricted shares vested	-	-	-	-	(44,000)	6.20	312,400
Expired and forfeited	(22,275)	9.09	-	-	(1,417)	5.96	10,058

At March 31, 2015	2,124,004	$7.41	4.49	$1,223,447	882,178	$4.76	$6,263,466
Exercisable at March 31, 2015	2,107,337

At March 31, 2015, unrecognized compensation cost related to nonvested stock options of $41 thousand is expected to be recognized over a weighted-average period of 1.02 years. Total compensation expense for stock options was $11 thousand and $18 thousand for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, unrecognized compensation cost related to nonvested restricted shares of $1.7 million is expected to be recognized over a weighted-average period of 0.69 years. Total compensation expense for restricted shares was $290 thousand and $228 thousand for the three months ended March 31, 2015 and 2014, respectively.

Note 15 – Subsequent Event

Dividend Declaration

On April 22, 2015, the Company announced that its Board of Directors declared a quarterly dividend of $0.03 per common share, payable on May 18, 2015 to all common shareholders of record as of the close of business on May 4, 2015.

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

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 (the “2014 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: increases in expected costs or decreases in expected savings or difficulties related to merger integration matters; inability to identify and successfully negotiate and complete additional combinations with other potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to effectively redeploy resources from the custody business to the core asset management business; failure to generate an adequate return on investment related to new branches or other hiring initiatives; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, opening of de novo branches, or otherwise; inability to capitalize on identified revenue enhancements or expense management opportunities; variability in the performance of covered loans and associated loss-share related expenses; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or failure of continued recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other than temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any government shutdown or debt ceiling impasses, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which would cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three-month period ended March 31, 2015. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $3.8 million, or $0.09 per share, for the three months ended March 31, 2015 compared to $3.6 million, or $0.08 per share, for the three months ended March 31, 2014. Changes in net income from the first quarter of 2014 include an 18% increase in net interest income and a 29% increase in noninterest income, partially offset by a 22% increase in noninterest expense levels and a $197 thousand increase in provision for loan losses driven by organic growth and the acquisition of Provident Community Bancshares, Inc. (“Provident Community”) in 2014.

The Company reported adjusted net income, which excludes merger-related expenses and gain or loss on sale of securities, of $3.9 million, or $0.09 per share, for the three months ended March 31, 2015 compared to $3.4 million, or $0.08 per share, for the three months ended March 31, 2014. The increase in adjusted net income resulted from higher net interest and noninterest income, partially offset by the increase in provision for loan losses and noninterest expenses, again driven by organic growth and the acquisition of Provident Community.

Net interest margin was 3.84% at March 31, 2015, representing a 13 basis point decrease from 3.97% at March 31, 2014. This reduction resulted primarily from a 42 basis point decrease in yield on loans, due primarily to lower interest rates on new loans, offset by a 19 basis point decrease in the cost of interest-bearing liabilities, also due to lower interest rates.

Total assets increased $38.6 million, or 2%, to $2.40 billion at March 31, 2015, compared to total assets of $2.36 billion at December 31, 2014. Cash and equivalents increased 23%, due to growth in total deposits, and total loans increased 2%, to $1.6 billion due to continued success in origination efforts.

Asset quality remains a point of strength for the Company. Nonperforming loans increased 9%, to $9.7 million at March 31, 2015, or 0.60% of total loans, compared to $8.9 million at December 31, 2014, or 0.56% of total loans. Nonperforming assets decreased to $20.0 million at March 31, 2015, or 0.83% of total assets, compared to $20.9 million at December 31, 2014, or 0.89% of total assets.

Total deposits increased 1.8%, to $1.88 billion at March 31, 2015, compared to $1.85 billion at December 31, 2014, reflecting strong results in both retail and commercial banking as the Company has continued to emphasize growing transaction account relationships. Total shareholders’ equity increased 1.5%, to $279.1 million at March 31, 2015 compared to $275.1 million at December 31, 2014, driven by retained earnings and lower unrealized losses in the marketable securities portfolio. The Company’s ratio of tangible common equity to tangible assets increased to 10.15% at March 31, 2015 from 10.13% at December 31, 2014. The Company’s Tier 1 leverage ratio increased to 11.00% in March 31, 2015 from 10.17% at December 31, 2014, primarily due to beneficial changes under the BASEL III regulatory standard, which went into effect on January 1, 2015.

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

Consistent with our growth strategy, in January 2015, the Bank received regulatory approval for a second de novo branch in the greater Richmond market. On May 1, 2014, the Company completed its acquisition of Provident Community, with Provident Community, a bank holding company headquartered in Rock Hill, South Carolina, being merged into the Company and Provident Community Bank, N.A. being merged into the Bank. The information in this Form 10-Q, including the information under this Item 2, is as of March 31, 2015 and does not reflect any changes in the business operations or financial condition of the Company after that date.

The Company serves professionals, individuals, and small and mid-sized businesses by offering a full array of financial services, including deposit, mortgage banking, cash management, consumer and business finance, capital markets and wealth management services with a commitment to “Answers You Can Bank OnSM.” The Company prides itself on being large enough to help customers achieve their financial aspirations, yet small enough to care that they do. Our focus is on building a banking franchise that is noted for sound risk management, strong community focus and exceptional customer service.

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, tangible book value, adjusted allowance for loan losses, adjusted net income, and adjusted noninterest expenses, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets, tangible common equity and tangible book value (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income (loss) and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$2,397,864	$2,359,230
Less: intangible assets	(39,852)	(40,200)
Tangible assets	$2,358,012	$2,319,030

Total common equity	$279,118	$275,105
Less: intangible assets	(39,852)	(40,200)
Tangible common equity	$239,266	$234,905

Tangible common equity	239,266	234,905
Divided by: tangible assets	2,358,012	2,319,030
Tangible common equity to tangible assets	10.15%	10.13%
Common equity to assets	11.64%	11.66%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$8,590	$8,262
Plus: acquisition accounting net FMV adjustments to acquired loans	32,209	35,419
Adjusted allowance for loan losses	$40,799	$43,681
Divided by: total loans (excluding LHFS)	1,614,852	1,580,693
Adjusted allowance for loan losses to total loans	2.53%	2.76%
Allowance for loan losses to total loans	0.53%	0.52%

	Three months ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Adjusted net income
Pretax income (as reported)	$5,608	$5,035
Plus: merger-related expenses	122	81
gain on sale of securities	-	(276)
Adjusted pretax income	5,730	4,840
Tax expense	1,867	1,414
Adjusted net income available to common shareholders	$3,863	$3,426

Divided by: weighted average diluted shares	44,326,833	44,264,178
Adjusted net income available to common shareholders per share	$0.09	$0.08
Estimated tax rate	34.23%	29.21%

Adjusted noninterest expense
Noninterest expense	$19,139	$15,743
Less: merger-related expenses	(122)	(81)
Adjusted noninterest expense excluding merger-related expenses	$19,017	$15,662

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

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements and accompanying notes (the “2014 Audited Financial Statements”) included in the 2014 Form 10-K. While all of these policies are important to understanding the Unaudited Financial Statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

At March 31, 2015, PCI loans represent loans acquired in connection with the acquisitions of Community Capital Corporation (“Community Capital”), Citizens South Banking Corporation (“Citizens South”) and Provident Community,that were deemed credit impaired. PCI loans that had been classified as nonperforming loans by these institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portion related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any segment. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans and Allowance for Loan Losses to the 2014 Audited Financial Statements, and Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

OREO. Other real estate owned (“OREO”), consisting of real estate acquired through, or in lieu of, loan foreclosures, is recorded at the lower of cost or fair value less estimated selling costs when acquired. Fair value is determined based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as net cost (earnings) of operation of OREO, a component of non-interest expense.

FDIC Indemnification Asset. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the related covered assets because the asset is not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and thus amortization through noninterest income. Impairment of the underlying covered assets will increase the cash flows of the FDIC indemnification asset and result in a credit to the provision for loan losses for acquired loans. Impairment and, when applicable, its subsequent reversal are included in the provision for loan losses in the condensed consolidated statements of income.

The purchase and assumption agreements between the Bank and the FDIC, as discussed in Note 6 – FDIC Loss Share Agreements to the 2014 Audited Financial Statements, and Note 6 – FDIC Loss Share Agreements to the Unaudited Financial Statements included in this Form 10-Q, each contain a provision that obligates the Bank to make a true-up payment to the FDIC if the realized losses of each of the applicable acquired banks are less than expected. Any such true-up payment that is materially higher than current estimates could have a negative effect on our business, financial condition and results of operations. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balances associated with the Bank of Hiawassee non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, we will bear all future losses on that portfolio of loans and foreclosed properties.

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

As of March 31, 2015 and December 31, 2014, we had a net DTA in the amount of approximately $33.2 million and $35.6 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either March 31, 2015 or December 31, 2014.

Additional information regarding our income taxes is presented in Note 12 —Income Taxes to the 2014 Audited Financial Statements.

Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $38.6 million to $2.40 billion at March 31, 2015 compared to total assets of $2.36 billion at December 31, 2014. During the three months, cash and interest-earning balances increased $11.7 million, or 22.8%. Total loans increased $34.2 million, or 2.2%, to $1.6 billion at March 31, 2015 from $1.6 million. Investment securities, which include available-for-sale and held-to-maturity securities, increased slightly to $491.9 million at March 31, 2015 from $491.4 million at December 31, 2014.

Total liabilities of $2.12 billion at March 31, 2015 increased $34.6 million, or 1.7%, compared to total liabilities of $2.08 billion at December 31, 2014. Total deposits increased $32.8 million, or 1.8%, to $1.9 billion at March 31, 2015. Total borrowings increased $169 thousand, or 0.7%, to $203.8 million at March 31, 2015 from $203.6 million at December 31, 2014.

Total shareholders’ equity increased $4.0 million, or 1.5%, during the first three months to $279.1 million at March 31, 2015. This increase resulted from net income for the three months ended March 31, 2015 of $3.8 million and a $1.2 million improvement in accumulated other comprehensive loss, partially offset by $300 thousand of share-based compensation expense and $1.3 million of dividends on common stock. There were 25,078 stock options exercised during the first three months of 2015, resulting in total proceeds of $129 thousand. The Company repurchased 3,800 shares of common stock in open market transactions, at an average cost of $6.59 per share, for a total of $25 thousand and acquired 9,665 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

The following table presents selected ratios for the Company for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014:

	Selected Ratios

	Three months ended		Twelve months
	March 31,		ended
	(annualized)		December 31,
	2015	2014	2014*
Return on Average Assets	0.64%	0.73%	0.59%

Return on Average Equity	5.52%	5.43%	4.78%

Period End Equity to Total Assets	11.64%	13.26%	11.66%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At March 31, 2015, investment securities totaled $491.9 million compared to $491.4 million at December 31, 2014. There were no sales of securities during the three months ended March 31, 2015.

At March 31, 2015, our available-for-sale investment portfolio had a net unrealized gain of $5.1 million compared to a $2.1 million net unrealized gain at December 31, 2014. The improvement in the unrealized gain is a result of an increase in market interest rates at period end. There were no securities with an unrealized loss deemed to be other than temporary at March 31, 2015 or December 31, 2014.

The “Volcker Rule” under the Dodd Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). tAt December 31, 2014, the Company held two investments in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $14.8 million which were included in asset backed securities. The collateral eligibility language in one of the securities, with a fair value of $9.8 million, was amended during the first quarter of 2015 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investment in the remaining CLO, which had a net unrealized loss of $49,400 at March 31, 2015, currently would be prohibited under the Volcker Rule. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions prior to the expected July 21, 2017 deadline, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at March 31, 2015.

At March 31, 2015, we had $45.4 million in interest-bearing deposits at correspondent banks, of which $45.2 million was on deposit with the Federal Reserve Bank, compared to $34.4 million in interest-bearing deposits at correspondent banks at December 31, 2014. Our balances have increased due to strong deposit growth.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve in 2014 due to increasing new home sales in our primary markets. As of March 31, 2015, approximately 2% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $154.4 million as of March 31, 2015.

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

At March 31, 2015, total loans, net of deferred fees, increased $33.9 million compared to December 31, 2014. The composition of the portfolio shifted slightly from December 31, 2014. Total consumer loans increased to 29% from 28% of total loans, with residential mortgages and home equity lines of credit holding at 13% and 10% of total, respectively. The combination of commercial and industrial and owner-occupied real estate loans held at 32% of total loans. Investor owned commercial real estate decreased to 29% from 30% of total loans. AC&D loans held at 10% of total loans.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of March 31, 2015 and December 31, 2014. Details of the seven environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

  Allowance Allocation by Component

	March 31, 2015
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$32	0.37%	$873	10.16%	$1,140	13.27%	$-	0.00%
CRE - owner-occupied	-	0.00%	168	1.96%	613	7.14%	-	0.00%
CRE - investor income producing	67	0.78%	746	8.68%	1,175	13.68%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	141	1.64%	-	0.00%
AC&D - lots, land & development	11	0.13%	-	0.00%	168	1.96%	-	0.00%
AC&D - CRE	-	0.00%	42	0.49%	433	5.04%	-	0.00%
Other commercial	19	0.22%	5	0.06%	14	0.16%	-	0.00%
Consumer:
Residential mortgage	147	1.71%	124	1.44%	260	3.03%	-	0.00%
Home equity lines of credit	398	4.63%	460	5.36%	985	11.47%	-	0.00%
Residential construction	29	0.34%	175	2.04%	254	2.96%	-	0.00%
Other loans to individuals	11	0.13%	9	0.10%	91	1.06%	-	0.00%
	$714	8.31%	$2,602	30.29%	$5,274	61.40%	$-	0.00%

	December 31, 2014
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$44	0.53%	$737	8.92%	$764	9.25%	$-	0.00%
CRE - owner-occupied	18	0.22%	160	1.94%	539	6.52%	-	0.00%
CRE - investor income producing	57	0.69%	800	9.68%	952	11.52%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	222	2.69%	229	2.77%	-	0.00%
AC&D - lots, land, & development	11	0.13%	281	3.40%	292	3.53%	-	0.00%
AC&D - CRE	-	0.00%	36	0.43%	358	4.32%	-	0.00%
Other commercial	19	0.23%	4	0.05%	9	0.11%	-	0.00%
Consumer:
Residential mortgage	138	1.67%	101	1.22%	202	2.44%	-	0.00%
HELOC	382	4.62%	472	5.71%	785	9.50%	-	0.00%
Residential construction	4	0.05%	261	3.16%	270	3.27%	-	0.00%
Other loans to individuals	12	0.15%	8	0.10%	95	1.15%	-	0.00%

Total	$685	8.29%	$3,082	37.30%	$4,495	54.41%	$-	0.00%

The allowance for loan losses was $8.6 million, or 0.53% of total loans, at March 31, 2015 compared to $8.3 million, or 0.52% of total loans, at December 31, 2014. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of (i) an increase of $29 thousand in specific reserves which change periodically as loans move through or out of the impairment process and (ii) an increase of $779 thousand in the qualitative component of the allowance primarily due to additional minimum losses applied to the residential construction, AC&D 1-4 family and AC&D lot and land pools, as well as additional provision recorded for the acquired purchased performing pools. These increases were offset by a decrease of $480 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2011 are replaced with recovery periods in 2015.

In accordance with GAAP, loans acquired from Community Capital, Citizens South and Provident Community were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At March 31, 2015, acquired loans comprised 29% of our total loans, compared to 32% at December 31, 2014. The ratio of the allowance for loan losses to total loans was 0.53% at March 31, 2015 and 0.52% at December 31, 2014. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 2.53% at March 31, 2015 and 2.76% at December 31, 2014. Adjusted allowance for loan losses to loans is a non-GAAP financial measure which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both March 31, 2015 and December 31, 2014, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $20.0 million, or 0.83% of total assets at March 31, 2015 compared to $20.9 million, or 0.89% of total assets at December 31, 2014. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, increased $776 thousand, or 9%, to $9.7 million, or 0.60% of total loans at March 31, 2015, compared to $8.9 million, or 0.56% of total loans and OREO at December 31, 2014. Nonperforming assets at March 31, 2015 include $1.7 million of covered OREO representing 9% of total nonperforming assets at March 31, 2015, compared to $3.0 million of covered OREO representing 14% of total nonperforming assets at December 31, 2014.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans increased $812 thousand, or 15%, in the first quarter of 2014 from $5.6 million at December 31, 2014 to $6.4 million at March 31, 2015. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At March 31, 2015, nonaccrual TDR loans were $1.1 million and had $13 thousand of recorded allowance. At December 31, 2014, nonaccrual TDR loans were $841 thousand and had a recorded allowance of $1 thousand. Accruing TDRs totaled $3.3 million at both March 31, 2015 and December 31, 2014.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At March 31, 2015, we maintained “watch loans” totaling $29.6 million compared to $29.0 million at December 31, 2014. Approximately $8.2 million and $7.4 million of the watch loans at March 31, 2015 and December 31, 2014, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At March 31, 2015, OREO totaled $10.3 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $1.7 million of OREO covered under the FDIC loss share agreements. At December 31, 2014, OREO totaled $12.0 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total was $3.0 million of OREO covered under the FDIC loss share agreements. The Company currently expects 80% of losses and associated expenses on covered OREO to be reimbursed under its FDIC loss share agreements. Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $816,000 associated with the Bank of Hiawassee non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio.

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

Total deposits at March 31, 2015 were $1.9 billion, an increase of $32.8 million, or 1.8%, from December 31, 2014. Noninterest bearing demand deposits increased $20.5 million, or 6.4%, and represented 18% of total deposits at March 31, 2015. Money market, NOW and savings deposits increased $25.0 million, or 3%. Increases in these deposit types were the result of strong retail sales efforts. Non-brokered time deposits decreased $5.7 million, or 1.2%, and brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, decreased $7.0 million, or 5%. The managed decrease in time deposits reflects management’s continued emphasis on growing transaction account relationships. The following is a summary of deposits at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(dollars in thousands)
Noninterest bearing demand deposits	$341,488	$321,019
Interest-bearing demand deposits	419,442	405,012
Money market deposits	444,699	435,922
Savings	85,657	83,820
Brokered deposits	134,728	141,771
Certificates of deposit and other time deposits	458,123	463,810
Total deposits	$1,884,137	$1,851,354

Total borrowings increased $169 thousand to $203.8 million at March 31, 2015 compared to $203.6 million at December 31, 2014. Borrowings at March 31, 2015 include $23.8 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt related to trust preferred securities.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three months ended March 31, 2015 and 2014:

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2015	2014	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Gross interest income	$22,185	$19,206	$2,979	15.5%
Gross interest expense	1,759	1,931	(172)	-8.9%
Net interest income	20,426	17,275	3,151	18.2%

Provision for loan losses	180	(17)	197	-1158.8%

Noninterest income	4,501	3,486	1,015	29.1%
Noninterest expense	19,139	15,743	3,396	21.6%
Net income before taxes	5,608	5,035	573	11.4%

Income tax expense	1,825	1,480	345	23.3%

Net income	$3,783	$3,555	$228	6.4%

Net Income. Net income for the three months ended March 31, 2015 was $3.8 million, compared to $3.6 million for the three months ended March 31, 2014. Changes in net income from the first quarter of 2014 include an 18% increase in net interest income and a 29% increase in noninterest income, partially offset by a 22% increase in noninterest expense levels and a $197 thousand increase in provision for loan losses. Annualized return on average assets decreased during the three-month period ended March 31, 2015 to 0.64% from 0.73% for the same period in 2014. Annualized return on average equity increased to 5.52% for the three-month period ended March 31, 2015 from 5.43% for the three-month period ended March 31, 2014.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $20.4 million for the three-month period ended March 31, 2015 from $17.3 million for the three months ended March 31, 2014. The increase is primarily due to an increase in average interest earning assets which represented organic growth and the acquisition of Provident Community, as well as additional interest income from the early redemption of two investment securities held by the Company at a discount to their redemption prices.

Total average interest-earning assets increased to $2.2 billion in the three months ended March 31, 2015 compared to $1.8 billion in the three months ended March 31, 2014. Average balances of total interest-bearing liabilities increased to $2.0 billion in the three-month period ended March 31, 2015, compared to $1.4 billion in the same period in 2014. Our net interest margin decreased from 3.97% in the three-month period ended March 31, 2014 to 3.84% in the corresponding period in 2015. This decrease in net interest margin reflects primarily the lower interest rates on new loans, partially offset by a decrease in cost of interest bearing liabilities.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,602,483	$19,111	4.84%	$1,305,157	$16,926	5.26%
Federal funds sold	460	-	0.00%	447	-	0.00%
Taxable investment securities	479,731	2,791	2.33%	383,613	1,971	2.06%
Tax-exempt investment securities	12,851	138	4.30%	15,595	222	5.69%
Nonmarketable equity securities	12,567	127	4.10%	5,796	66	4.62%
Other interest-earning assets	47,903	18	0.15%	53,559	21	0.16%

Total interest-earning assets	2,155,995	22,185	4.17%	1,764,167	19,206	4.42%

Allowance for loan losses	(8,369)			(9,365)
Cash and due from banks	16,937			14,379
Premises and equipment	59,350			55,935
Other assets	159,593			151,525

Total assets	$2,383,506			$1,976,641

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$407,900	$67	0.07%	$292,373	$63	0.09%
Savings and money market	517,344	395	0.31%	462,457	434	0.38%
Time deposits - core	461,304	588	0.52%	436,385	684	0.64%
Brokered deposits	140,563	177	0.51%	166,391	197	0.48%
Total interest-bearing deposits	1,527,111	1,227	0.33%	1,357,606	1,378	0.41%
Federal Home Loan Bank advances	204,111	204	0.41%	55,533	127	0.93%
Other borrowings	23,664	328	5.62%	23,038	426	7.50%
Total borrowed funds	227,775	532	0.95%	78,571	553	2.85%

Total interest-bearing liabilities	1,754,886	1,759	0.41%	1,436,177	1,931	0.55%

Net interest rate spread		20,426	3.77%		17,275	3.87%

Noninterest-bearing demand deposits	319,414			252,865
Other liabilities	31,019			22,068
Shareholders' equity	278,187			265,531

Total liabilities and shareholders' equity	$2,383,506			$1,976,641

Net interest margin			3.84%			3.97%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

Provision for Loan Losses. Our provision for loan losses increased $197 thousand to a provision of $180 thousand during the three months ended March 31, 2015, compared to a release of $17 thousand release during the corresponding period in 2014. Included in the loan loss provision for the first quarter of 2015 was an increase in allowance for loan losses due primarily to loan growth.

We had $148 thousand in net recoveries during the three months ended March 31, 2015 compared to net recoveries of $698 thousand during the corresponding period in 2014. The net recoveries in the first quarter of 2015 reflected the continued resolution of problem assets from the legacy Park Sterling portfolio. There were no charge-offs in excess of fair market value adjustments on PCI loans during the three months ended March 31, 2015, compared to $149 thousand in excess charge-offs on PCI loans for the same period in 2014.

Noninterest Income. The following table presents components of noninterest income for the three months ended March 31, 2015 and 2014:

Noninterest Income

	Three months ended
	March 31,
	2015	2014	Change
	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,019	$633	$386	61.0%
Income from fiduciary activities	732	678	54	8.0%
Commissions and fees from investment brokerage	130	97	33	34.0%
Income from capital markets	398	-	398	100.0%
Gain on sale of securities available for sale	-	276	(276)	-100.0%
ATM and card income	694	548	146	26.6%
Mortgage banking income	951	244	707	289.8%
Income from bank-owned life insurance	768	1,120	(352)	-31.4%
Amortization (accretion) of indemnification asset	(305)	(253)	(52)	20.6%
Loss share true-up liability expense	(89)	(229)	140	-61.1%
Other noninterest income	203	372	(169)	-45.4%

Total noninterest income	$4,501	$3,486	$1,015	29.1%

Noninterest income increased $1 million, or 29%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Noteworthy changes among categories include (i) a $386 thousand increase in service charges on deposit accounts; (ii) $398 thousand in income from capital markets primarily due to customer-related interest rate hedging activity; (iii) a $707 thousand increase in mortgage banking income due to higher activity in loan closings and the period end pipeline; (iv) a $146 thousand increase in ATM and card income, (v) a $52 thousand increase in amortization of the indemnification asset related to the loss share agreements with the FDIC and (vi) a $140 thousand decrease in loss share true-up liability expense. Income from bank-owned life insurance decreased $352 thousand, as the first quarter of 2014 included nontaxable net death benefit proceeds of $651 thousand, as compared to nontaxable net death benefit proceeds of $272 thousand in the first quarter of 2015. Also included in the first quarter of 2014 were gains on sale of securities of $276 thousand. There were no gains on sale of securities during the first quarter of 2015.

Noninterest Expense. The following table presents components of noninterest expense for the three months ended March 31, 2015 and 2014:

Noninterest Expense

	Three months ended
	March 31,
	2015	2014	Change
	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$10,431	$9,228	$1,203	13.0%
Occupancy and equipment	2,555	2,005	550	27.4%
Advertising and promotion	374	233	141	60.5%
Legal and professional fees	798	661	137	20.7%
Deposit charges and FDIC insurance	392	240	152	63.3%
Data processing and outside service fees	1,648	1,346	302	22.4%
Communication fees	578	436	142	32.6%
Core deposit intangible amortization	348	257	91	35.4%
Net cost of operation of OREO	35	53	(18)	-34.0%
Loan and collection expense	154	288	(134)	-46.5%
Postage and supplies	149	175	(26)	-14.9%
Other noninterest expense	1,677	821	856	104.3%

Total noninterest expense	$19,139	$15,743	$3,396	21.6%

Total noninterest expense increased to $19.1 million for the three months ended March 31, 2015, an increase of 21.6% from $15.7 million for the corresponding period in 2014. Excluding merger-related expenses of $122 thousand and $81 thousand for the three-month periods ended March 31, 2015 and 2014, respectively, noninterest expense increased $3.4 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year. Adjusted noninterest expenses, which exclude merger-related expenses, are a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Salaries and employee benefits expenses increased $1.2 million, or 13%, to $10.4 million in the first quarter of 2015, compared to $9.2 million in the comparable period of 2014, primarily due to the acquisition of Provident Community and hiring initiatives. Total full-time equivalents increased to 503 at March 31, 2015 from 470 at March 31, 2014. Compensation expense for the quarter ended March 31, 2015 also included $225,000 of severance expense related to staff reductions across various business units as well as two branch closures. Compensation expense for share-based compensation plans was $301 thousand in the first quarter of 2015 compared to $246 thousand in the comparable period of 2014.

Other notable variances during the first quarter of 2015 include (i) an increase in occupancy and equipment expense of $550 thousand or 27.4%; (ii) an increase in advertising and promotion expense of $141 thousand, or 60.5%; (iii) an increase in legal and professional fees of $137 thousand, or 20.7%, to $798 thousand in the first quarter of 2015; (iv) an increase in FDIC insurance of $152 thousand, or 63.3%, to $392 thousand; (v) an increase in data processing fees of $302 thousand, or 22.4%; (vi) an increase in communications fees of $142 thousand, or 32.6%, and (vii) a decrease in loan and collection expense of $134 thousand, or 46.5%. These increases were primarily related to the acquisition of Provident Community, as well as organic growth. Other noninterest expense also increased $856 thousand, or 104.3% due to a $385 thousand in operational charge-offs related to bank card activities, as well as $277 thousand in write-downs of fixed assets related to the branch closures.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended March 31, 2015, we recognized income tax expense of $1.8 million compared to income tax expense of $1.5 million for the same period in 2014. The effective tax rate for the three months ended March 31, 2015 is 32.54% compared to 29.39% for the same period in 2014. The change in the effective tax rate was due to the amount of tax-exempt income on municipal securities and the nontaxable death benefits received on bank-owned life insurance in 2014 relative to the size of pre-tax income in comparison to the first quarter of 2015.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at March 31, 2015 was 19.61% compared to 19.55% at December 31, 2014. Both ratios exceeded our minimum internal target of 10%. In addition, at March 31, 2015, we had $230.1 million of credit available from the FHLB, $213.8 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At March 31, 2015, we had $380.2 million of pre-approved but unused lines of credit, $5.7 million of standby letters of credit and $817 thousand of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at March 31, 2015 was $279.1 million, compared to $275.1 million at December 31, 2014. The $4.0 million increase was the result of net income of $3.8 million for the three months ended March 31, 2015, a $1.2 million improvement in accumulated other comprehensive income (loss) from unrealized securities gains, $301 thousand of net share-based compensation and $129 thousand in proceeds from the exercise of stock options. These increases were partially offset by the repurchase of 3,800 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program and the acquisition of 9,665 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure different components of capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the various on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.

Effective January 1, 2015, the Company and Bank are now subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. Under the new capital guidelines, applicable regulatory capital components consist of (1) common equity Tier 1 capital (common stock, including related surplus, and retained earnings, plus limited amounts of minority interest in the form of common stock, net of goodwill and other intangibles (other than mortgage servicing assets), deferred tax assets arising from net operating loss and tax credit carry forwards above certain levels, mortgage servicing rights above certain levels, gain on sale of securitization exposures and certain investments in the capital of unconsolidated financial institutions, and adjusted by unrealized gains or losses on cash flow hedges and accumulated other comprehensive income items (subject to the ability of a non-advanced approaches institution to make a one-time irrevocable election to exclude from regulatory capital most components of AOCI)), (2) additional Tier 1 capital (qualifying non-cumulative perpetual preferred stock, including related surplus, plus qualifying Tier 1 minority interest and, in the case of holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain grandfathered trust preferred securities and cumulative perpetual preferred stock in limited amounts, net of mortgage servicing rights, deferred tax assets related to temporary timing differences, and certain investments in financial institutions) and (3) Tier 2 capital (the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions). Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital. The required minimum ratios are as follows:

●	common equity Tier 1 capital ratio (common equity Tier 1 capital to standardized total risk-weighted assets) of 4.5%;
●	Tier 1 capital ratio (Tier 1 capital to standardized total risk-weighted assets) of 6%;
●	total capital ratio (total capital to standardized total risk-weighted assets) of 8%; and
●	leverage ratio (Tier 1 capital to average total consolidated assets) of 4%.

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at the 0.625% level and will be increased by that same amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019. When fully phased in, the capital conservation buffer effectively will result in a required minimum common equity Tier 1 capital ratio of at least 7.0%, Tier 1 capital ratio of at least 8.5% and total capital ratio of at least 10.5%. The capital guidelines also provide for a “countercyclical capital buffer” that is applicable only to certain covered institutions and does not have any current applicability to the Company and the Bank. Failure to satisfy the capital buffer requirements will result in increasingly stringent limitations on various types of capital distributions, including dividends, share buybacks and discretionary payments on Tier 1 instruments, and discretionary bonus payments.

The final regulatory capital rules also incorporate these changes in regulatory capital into the prompt corrective action framework, under which the thresholds for “adequately capitalized” banking organizations are equal to the new minimum capital requirements. Under this framework, in order to be considered “well capitalized”, insured depository institutions are required to maintain a Tier 1 leverage ratio of 5%, a common equity Tier 1 risk-based capital measure of 6.5%, a Tier 1 risked-based capital ratio of 8% and a total risk-based capital ratio of 10%.

At March 31, 2015, under the new regulations, in effect on January 1, 2015, both the Company and the Bank were “well capitalized”. During the three months ended March 31, 2015, the Company’s and Bank’s regulatory capital ratios were positively impacted by phase-in provisions related to certain intangibles, deferred tax assets and deferred tax liabilities.   At December 31, 2014, the Company and the Bank were “well capitalized” under the standards in effect at that time. Actual and required capital levels at March 31, 2015 and December 31, 2014 are presented below:

			Regulatory Minimums
	Park Sterling Corporation	Park Sterling Bank	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Actions Provisions

	March 31, 2015		Ratio	Ratio
	(dollars in thousands)

Common equity Tier 1	$242,197	251,317

Tier 1 capital	$256,843	$251,317
Tier 2 capital	8,836	8,836

Total capital	$265,679	$260,153

Risk-weighted assets	$1,707,551	$1,716,095

Average assets for Tier 1	$2,334,285	$2,322,469

Risk-based capital ratios
Tier 1 capital	15.04%	14.64%	6.00%	8.00%
Total capital	15.56%	15.16%	8.00%	10.00%
Tier 1 leverage ratio	11.00%	10.82%	4.00%	5.00%
Common equity Tier 1 ratio	14.18%	14.64%	4.50%	6.50%

	December 31, 2014

Tier 1 capital	$231,088	$216,110
Tier 2 capital	8,469	8,469

Total capital	$239,557	$224,579

Risk-weighted assets	$1,717,003	$1,713,612

Average assets for Tier 1	$2,273,275	$2,259,856

Risk-based capital ratios
Tier 1 capital	13.46%	12.61%	6.00%	6.00%
Total capital	13.95%	13.11%	8.00%	10.00%
Tier 1 leverage ratio	10.17%	9.56%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 16 - Off-Balance Sheet Risk of the 2014 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2015 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” presented our 2014 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2014 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended March 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from January 1, 2015through January 31, 2015	5,003	$6.83	-	2,200,000

Repurchases from February 1, 2015 through February 28, 2015	454	6.85	-	2,200,000

Repurchases from March 1, 2015 through March 31, 2015	8,008	6.84	3,800	2,196,200

Total	13,465	$6.83	3,800	2,196,200

(1)

Included in the total number of shares purchased are 5,003, 454, and 9,665 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in January, February and March, respectively.

(2)

On October 29, 2014, the board of directors approved a new share repurchase program, which will expire on November 1, 2016, to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors. The new share repurchase program replaces the prior share repurchase program which expired on November 1, 2014.

During the three months ended March 31, 2015, the Company did not have any unregistered sales of equity securities.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: May 7, 2015	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: May 7, 2015	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended. incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 9, 2014

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934