Form 10-Q
period 2015-06-30
Park Sterling Corp
filed 2015-08-07
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 6, 2015, the registrant had outstanding 44,917,218 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

 i

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2015	2014*
ASSETS

Cash and due from banks	$17,042	$16,549
Interest-earning balances at banks	26,940	34,356
Federal funds sold	360	485
Investment securities available-for-sale, at fair value	402,489	375,683
Investment securities held-to-maturity (fair value of $113,182 and $117,627 at June 30, 2015 and December 31, 2014, respectively)	111,633	115,741
Nonmarketable equity securities	13,500	11,532
Loans held for sale	10,701	11,602
Loans:
Non-covered	1,637,115	1,538,354
Covered	20,348	42,339
Less allowance for loan losses	(8,468)	(8,262)
Net loans	1,648,995	1,572,431

Premises and equipment, net	58,979	59,247
Bank-owned life insurance	57,823	57,712
Deferred tax asset	32,137	35,696
Other real estate owned - noncovered	8,904	8,979
Other real estate owned - covered	884	3,011
Goodwill	29,197	29,197
FDIC indemnification asset	1,209	3,964
Core deposit intangible	10,265	10,960
Accrued interest receivable	4,852	4,467
Other assets	7,970	7,618

Total assets	$2,443,880	$2,359,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$347,162	$321,019
Interest-bearing	1,527,779	1,530,335
Total deposits	1,874,941	1,851,354

Short-term borrowings	180,000	125,000
Long-term borrowings	55,000	55,000
Subordinated debt	23,922	23,583
Accrued interest payable	375	398
Accrued expenses and other liabilities	29,899	28,790
Total liabilities	2,164,137	2,084,125

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 44,910,686 and 44,859,798 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	44,911	44,860
Additional paid-in capital	222,271	222,819
Retained earnings	14,261	8,901
Accumulated other comprehensive loss	(1,700)	(1,475)
Total shareholders' equity	279,743	275,105

Total liabilities and shareholders' equity	$2,443,880	$2,359,230

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$19,667	$18,734	$38,778	$35,660
Taxable investment securities	2,508	2,152	5,299	4,123
Tax-exempt investment securities	143	133	281	355
Nonmarketable equity securities	122	85	249	151
Interest on deposits at banks	18	53	36	74
Total interest income	22,458	21,157	44,643	40,363

Interest expense
Money market, NOW and savings deposits	532	615	1,052	1,162
Time deposits	752	828	1,459	1,659
Short-term borrowings	76	1	152	1
Long-term borrowings	131	128	259	255
Subordinated debt	351	506	679	932
Total interest expense	1,842	2,078	3,601	4,009
Net interest income	20,616	19,079	41,042	36,354

Provision for loan losses	134	(365)	314	(382)
Net interest income after provision for loan losses	20,482	19,444	40,728	36,736

Noninterest income
Service charges on deposit accounts	1,107	1,001	2,126	1,634
Income from fiduciary activities	774	642	1,506	1,320
Commissions and fees from investment brokerage	132	131	262	228
Income from capital markets	394	35	792	35
Gain (loss) on sale of securities available for sale	-	(33)	-	243
ATM and card income	629	726	1,323	1,274
Mortgage banking income	956	653	1,907	897
Income from bank-owned life insurance	553	525	1,321	1,645
Amortization of indemnification asset	(209)	(606)	(514)	(859)
Loss share true-up liability expense	44	(132)	(45)	(362)
Other noninterest income (expense)	(88)	1,036	115	1,409
Total noninterest income	4,292	3,978	8,793	7,464

Noninterest expense
Salaries and employee benefits	10,021	9,684	20,452	18,912
Occupancy and equipment	2,491	2,249	5,046	4,254
Advertising and promotion	304	223	678	456
Legal and professional fees	660	1,122	1,458	1,783
Deposit charges and FDIC insurance	433	368	825	608
Data processing and outside service fees	1,640	1,544	3,288	2,890
Communication fees	541	538	1,119	974
Core deposit intangible amortization	347	317	695	574
Net cost of operation of other real estate owned	232	206	267	259
Loan and collection expense	242	304	396	592
Postage and supplies	116	170	265	345
Other noninterest expense	1,205	1,511	2,882	2,332
Total noninterest expense	18,232	18,236	37,371	33,979

Income before income taxes	6,542	5,186	12,150	10,221

Income tax expense	2,273	1,760	4,098	3,240

Net income	$4,269	$3,426	$8,052	$6,981

Basic earnings per common share	$0.10	$0.08	$0.18	$0.16

Diluted earnings per common share	$0.10	$0.08	$0.18	$0.16

Dividends per common share	$0.03	0.02	$0.06	$0.04

Weighted-average common shares outstanding
Basic	43,971,007	43,947,134	43,944,638	43,942,112
Diluted	44,301,895	44,213,802	44,287,424	44,240,105

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$4,269	$3,426	$8,052	$6,981

Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	(3,150)	5,667	(165)	9,022
Change in net unrealized gain (loss) on securities transferred to held to maturity	73	(2,209)	209	(2,209)
Reclassification adjustment for net (gains) losses recognized in net income	-	33	-	(243)
Total securities available for sale and transferred securities	(3,077)	3,491	44	6,570

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	646	(1,071)	(610)	(2,096)
Reclassification adjustment for interest payments	103	106	206	209
Total derivatives	749	(965)	(404)	(1,887)

Other comprehensive income (loss), before tax	(2,328)	2,526	(360)	4,683

Deferred tax expense (benefit) related to other comprehensive income (loss)	(864)	941	(135)	1,722

Other comprehensive income (loss), net of tax	(1,464)	1,585	(225)	2,961

Total comprehensive income	$2,805	$5,011	$7,827	$9,942

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

 (Dollars in thousands)

	Six Months Ended June 30, 2015 and 2014
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance at December 31, 2013	44,730,669	$44,731	$222,559	$(405)	$(4,802)	$262,083

Shares issued	252	-	-	-	-	-

Issuance of restricted stock grants	220,650	221	(221)	-	-	-

Forfeitures of restricted stock grants	(3,333)	(4)	4	-	-	-

Exercise of stock options	39,451	39	138	-	-	177

Share-based compensation expense	-	-	531	-	-	531

Common stock repurchased or reacquired	(154,173)	(154)	(853)	-	-	(1,007)

Dividends on common stock	-	-	-	(1,789)	-	(1,789)

Net income	-	-	-	6,981	-	6,981

Other comprehensive income	-	-	-	-	2,961	2,961

Balance at June 30, 2014	44,833,516	$44,833	$222,158	$4,787	$(1,841)	$269,937

Balance at December 31, 2014	44,859,798	$44,860	$222,819	$8,901	$(1,475)	$275,105

Shares issued	1,182	1	(1)	-	-	-

Issuance of restricted stock grants	212,300	212	(212)	-	-	-

Forfeitures of restricted stock grants	(8,917)	(9)	9	-	-	-

Exercise of stock options	28,963	29	112	-	-	141

Share-based compensation expense	-	-	590	-	-	590

Common stock repurchased or reacquired	(182,640)	(182)	(1,046)	-	-	(1,228)

Dividends on common stock	-	-	-	(2,692)	-	(2,692)

Net income	-	-	-	8,052	-	8,052

Other comprehensive loss	-	-	-	-	(225)	(225)

Balance at June 30, 2015	44,910,686	$44,911	$222,271	$14,261	$(1,700)	$279,743

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$8,052	$6,981
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(3,720)	(4,865)
Net amortization on investments	1,209	160
Other depreciation and amortization	5,433	4,719
Provision (release) for loan losses	314	(382)
Share-based compensation expense	590	531
Deferred income taxes	3,695	3,478
Amortization of FDIC indemnification asset	514	859
Net gains on sales of investment securities available-for-sale	-	(243)
Net gains on sales of loans held for sale	(830)	(355)
Net losses on sales of fixed assets	349	82
Net gains on sales of other real estate owned	(307)	(202)
Writedowns on other real estate owned	485	182
Income from bank-owned life insurance	(1,321)	(1,645)
Proceeds from loans held for sale	54,326	23,692
Disbursements for loans held for sale	(52,595)	(26,905)
Change in assets and liabilities:
(Increase) decrease in FDIC indemnification asset	90	(23)
(Increase) decrease in accrued interest receivable	(385)	460
Increase in other assets	(352)	(1,650)
Decrease in accrued interest payable	(23)	(1,582)
Increase in accrued expenses and other liabilities	746	2,882
Net cash provided by operating activities	16,270	6,174

Cash flows from investing activities
Net increase in loans	(79,027)	(75,222)
Purchases of premises and equipment	(2,401)	(2,276)
Proceeds from sales of premises and equipment	169	79
Purchases of investment securities available-for-sale	(56,061)	(72,345)
Purchases of investment securities held-to-maturity	(4,958)	(10,017)
Proceeds from sales of investment securities available-for-sale	-	126,314
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	28,115	17,721
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	9,040	1,643
Proceeds from life insurance death benefit	1,054	651
FDIC payment of recoverable covered asset losses	2,151	2,196
Proceeds from sale of other real estate owned	5,701	6,749
Net (purchases) redemptions of nonmarketable equity securities	(1,968)	2,947
Acquisitions, net of cash acquired	-	59,045
Net cash provided (used) by investing activities	(98,185)	57,485

Cash flows from financing activities
Net increase (decrease) in deposits	23,646	(1,596)
Net repayments of long-term borrowings	-	(48,310)
Net advances in short-term borrowings	55,000	2,819
Exercise of stock options	141	177
Repurchase of common stock	(1,228)	(1,007)
Dividends on common stock	(2,692)	(1,789)
Net cash provided (used) by financing activities	74,867	(49,706)

Net increase (decrease) in cash and cash equivalents	(7,048)	13,953

Cash and cash equivalents, beginning	51,390	55,067

Cash and cash equivalents, ending	$44,342	$69,020

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,624	$4,030
Cash paid for income taxes	338	160

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$27	$6,570
Change in unrealized loss on cash flow hedge, net of tax	(252)	(1,887)
Securities available-for-sale transferred to held-to-maturity	-	58,972
Loans transferred to other real estate owned	3,677	5,280

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At June 30, 2015 and December 31, 2014, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2015 and December 31, 2014, the results of its operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. Operating results for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

During the first quarter of 2015, the Company adopted Accounting Standards Update 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-04”). ASU 2014-04 amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the ASC to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in-substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments are effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Additional disclosures have been included in the Notes to Condensed Consolidated Financial Statements as a result of adoption.

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

Provident Community Bancshares, Inc.

On May 1, 2014, Provident Community Bancshares, Inc. (“Provident Community”) was merged with and into the Company, with the Company as the surviving entity, pursuant to the Agreement and Plan of Merger, dated as of March 4, 2014 (the “Agreement and Plan of Merger”). Under the terms of the Agreement and Plan of Merger, each share of Provident Community common stock was cancelled and converted into the right to receive a cash payment from the Company equal to $0.78 per share, or approximately $1.4 million in the aggregate. In addition, immediately prior to completion of the merger, the Company purchased from the U.S. Department of the Treasury (“Treasury”) the issued and outstanding shares of Provident Community’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Provident Community Series A Preferred Stock”) and all of the related warrants to purchase shares of Provident Community’s common stock, for an aggregate purchase price of approximately $5.1 million (representing a 45% discount from face value). Thereafter, pursuant to the Agreement and Plan of Merger, the Provident Community Series A Preferred Stock and related warrants were cancelled in connection with the completion of the merger. Simultaneously with completion of the merger, Provident Community Bank, N.A. was merged into the Bank.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The assets acquired and liabilities assumed from Provident Community were recorded at their fair value as of the closing date of the merger. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $3.4 million was initially recorded at the time of the acquisition. As a result of refinements to the fair value mark on loans, other real estate owned (“OREO”), other assets and other liabilities, goodwill as indicated below is $2.7 million. The following table summarizes the consideration paid by the Company in the merger with Provident Community and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded by Provident Community	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$1,397
Fair value of non-controlling interest			5,096

Fair Value of Total Consideration Transferred			$6,493

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$65,538	$-	$65,538
Securities	124,035	-	124,035
Nonmarketable equity securities	2,948	-	2,948
Loans held for sale	390	-	390
Loans, net of allowance	112,412	(6,797)	105,615
Premises and equipment	3,150	32	3,182
Core deposit intangibles	-	3,600	3,600
Interest receivable	748	(3)	745
Other real estate owned	3,666	(702)	2,964
Bank owned life insurance	8,536	-	8,536
Deferred tax asset	1,628	4,901	6,529
Other assets	1,438	(248)	1,190

Total assets acquired	$324,489	$783	$325,272

Deposits	$264,281	$177	$264,458
Federal Home Loan Bank advances	37,500	3,915	41,415
Junior Subordinated Debt	12,372	(4,558)	7,814
Short term borrowings	4,760	-	4,760
Other liabilities	2,087	985	3,072

Total liabilities assumed	$321,000	$519	$321,519

Total identifiable assets	$3,489	$264	$3,753

Goodwill resulting from acquisition			$2,740

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at June 30, 2015 and December 31, 2014 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
Securities available-for-sale:
U.S. Government agencies	$506	$21	$-	$527
Municipal securities	14,554	684	(21)	15,217
Residential agency pass-through securities	145,553	1,831	(140)	147,244
Residential collateralized mortgage obligations	166,458	883	(911)	166,430
Commercial mortgage-backed securities	4,915	-	(73)	4,842
Asset-backed securities	65,857	89	(773)	65,173
Corporate and other securities	1,454	108	-	1,562
Equity securities	1,250	244		1,494
Total securities available-for-sale	$400,547	$3,860	$(1,918)	$402,489

Securities held-to-maturity:
Residential agency pass-through securities	$44,722	$843	$(76)	$45,489
Residential collateralized mortgage obligations	8,103	131	-	8,234
Commercial mortgage-backed obligations	54,631	5	(1,124)	53,512
Asset-backed securities	6,023	-	(76)	5,947
Total securities held-to-maturity	$113,479	$979	$(1,276)	$113,182

December 31, 2014
Securities available-for-sale:
U.S. Government agencies	$508	$29	$-	$537
Municipal securities	11,955	896	-	12,851
Residential agency pass-through securities	144,955	2,156	(96)	147,015
Residential collateralized mortgage obligations	144,773	625	(1,318)	144,080
Commercial mortgage-backed securities	4,974	-	(106)	4,868
Asset-backed securities	61,833	-	(783)	61,050
Corporate and other securities	3,328	242	-	3,570
Equity securities	1,250	462	-	1,712
Total securities available-for-sale	$373,576	$4,410	$(2,303)	$375,683

Securities held-to-maturity:
Residential agency pass-through securities	$43,331	$1,123	$-	$44,454
Residential collateralized mortgage obligations	8,440	124	-	8,564
Commercial mortgage-backed obligations	60,783	-	(2,041)	58,742
Asset-backed securities	5,978	-	(111)	5,867
Total securities held-to-maturity	$118,532	$1,247	$(2,152)	$117,627

In the second quarter of 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2015 and December 31, 2014 totaled $1.8 million and $2.1 million, respectively. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $54.6 million is higher than the $52.8 million carrying value of the securities as of June 30, 2015. There were no transfers of securities from available-for-sale to held-to-maturity during the three and six months ended June 30, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At June 30, 2015 and December 31, 2014, investment securities with a fair market value of $179.9 million and $162.8 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At June 30, 2015 and December 31, 2014, commercial MBS include $51.6 million and $56.8 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

At June 30, 2015 and December 31, 2014, asset-backed securities include a $6.0 million security that is approximately 45% collateralized by the Federal family education loan program and 55% collateralized by a private student loan program.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the U.S. government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

	June 30, 2015
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
U.S. Government agencies
Due after one year through five years	$506	$527
Municipal securities
Due after five years through ten years	3,603	3,607
Due after ten years	10,951	11,610
Residential agency pass-through securities
Due after five years through ten years	12,144	12,383
Due after ten years	133,409	134,861
Residential collateralized mortgage obligations
Due after five years through ten years	7,799	7,749
Due after ten years	158,659	158,681
Commercial mortgage-backed obligations
Due after one year through five years	4,915	4,842
Asset-backed securities
Due after five years through ten years	10,000	9,856
Due after ten years	55,857	55,317
Corporate and other securities
Due after ten years	1,454	1,562
Equity securities
No maturity	1,250	1,494
Total securities available-for-sale	$400,547	$402,489

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$44,722	$45,489
Residential collateralized mortgage obligations
Due after ten years	8,103	8,234
Commercial mortgage-backed obligations
Due after five years through ten years	54,631	53,512
Asset-backed securities
Due after ten years	6,023	5,947
Total securities held-to-maturity	$113,479	$113,182

Securities available-for-sale of $123.9 million and $126.3 million were sold in the three and six months ended June 30, 2014, respectively, resulting in a gross loss of $33,000 and a gross gain of $243,000, respectively. There were no sales of securities in the three and six months ended June 30, 2015. Sales of securities during the second quarter of 2014 were securities acquired in the acquisition of Provident Community and sold immediately following the merger.

Management evaluates its investments quarterly for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at June 30, 2015 and December 31, 2014. None of the securities are deemed to be other-than-temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by U.S. government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At June 30, 2015, there were 20 securities in a loss position for twelve months or more. At December 31, 2014, there were 23 securities in a loss position for twelve months or more.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Bank Holding Company Act (the “BHC Act”) to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, effective April 1, 2014. Banking entities have until July 21, 2016 (expected to be extended to July 21, 2017) to conform their activities to the requirements of the rule. At December 31, 2014, the Company held two investments in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $14.8 million, which are included in asset-backed securities and could be impacted by the Volcker Rule. The collateral eligibility language in one of the securities, with a fair value of $9.8 million, was amended during the first quarter of 2015 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investment in the remaining CLO, which had a net unrealized loss of $33,000 at June 30, 2015, currently would be prohibited under the Volcker Rule. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions prior to the expected July 2017 deadline, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at June 30, 2015.

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Securities available-for-sale:
Municipal securities	$3,284	$(21)	$-	$-	$3,284	$(21)
Residential agency pass-through securities	20,637	(92)	3,658	(48)	24,295	(140)
Residential collateralized mortgage obligations	42,326	(257)	30,345	(654)	72,671	(911)
Commercial mortgage-backed securities	-	-	4,842	(73)	4,842	(73)
Asset-backed securities	7,965	(34)	41,284	(739)	49,249	(773)

Total temporarily impaired available-for-sale securities	$74,212	$(404)	$80,129	$(1,514)	$154,341	$(1,918)

Securities held-to-maturity:
Residential agency pass-through securities	$4,881	$(76)	$-	$-	$4,881	$(76)
Commercial mortgage-backed securities	6,110	(71)	45,560	(1,053)	51,670	(1,124)
Asset-backed securities	-	-	5,947	(76)	5,947	(76)

Total temporarily impaired held-to-maturity securities	$10,991	$(147)	$51,507	$(1,129)	$62,498	$(1,276)

December 31, 2014
Securities available-for-sale:
Residential agency pass-through securities	$-	$-	$3,857	$(96)	$3,857	$(96)
Residential collateralized mortgage obligations	29,122	(142)	48,824	(1,176)	77,946	(1,318)
Commercial mortgage-backed securities	-	-	4,868	(106)	4,868	(106)
Asset-backed securities	38,528	(296)	22,522	(487)	61,050	(783)

Total temporarily impaired available-for-sale securities	$67,650	$(438)	$80,071	$(1,865)	$147,721	$(2,303)

Securities held-to-maturity:
Commercial mortgage-backed securities	$-	$-	$58,743	$(2,041)	$58,743	$(2,041)
Asset-backed securities	-	-	5,867	(111)	5,867	(111)

Total temporarily impaired held-to-maturity securities	$-	$-	$64,610	$(2,152)	$64,610	$(2,152)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in four statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $13.5 million at June 30, 2015 and $11.5 million December 31, 2014. Included in these amounts at June 30, 2015 and December 31, 2014 was $12.1 million and $10.1 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	June 30, 2015			December 31, 2014
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$6,223	$183,132	$189,355	$5,552	$168,234	$173,786
Commercial real estate (CRE) - owner-occupied	24,946	305,907	330,853	30,554	303,228	333,782
CRE - investor income producing	38,732	459,458	498,190	43,866	426,781	470,647
AC&D - 1-4 family construction	457	31,043	31,500	514	28,887	29,401
AC&D - lots, land & development	7,549	41,131	48,680	13,660	41,783	55,443
AC&D - CRE	-	86,570	86,570	112	71,478	71,590
Other commercial	2,068	5,144	7,212	1,187	3,858	5,045
Total commercial loans	79,975	1,112,385	1,192,360	95,445	1,044,249	1,139,694

Consumer:
Residential mortgage	25,772	189,079	214,851	28,730	176,420	205,150
Home equity lines of credit (HELOC)	1,677	155,283	156,960	1,734	153,563	155,297
Residential construction	4,805	58,168	62,973	6,574	49,308	55,882
Other loans to individuals	590	27,106	27,696	758	21,828	22,586
Total consumer loans	32,844	429,636	462,480	37,796	401,119	438,915
Total loans	112,819	1,542,021	1,654,840	133,241	1,445,368	1,578,609
Deferred costs	-	2,623	2,623	-	2,084	2,084
Total loans, net of deferred costs	$112,819	$1,544,644	$1,657,463	$133,241	$1,447,452	$1,580,693

Included in the June 30, 2015 and December 31, 2014 loan totals are $20.3 million and $42.3 million, respectively, of covered loans pursuant to Federal Deposit Insurance Corporation (“FDIC”) loss share agreements. Of these amounts, at June 30, 2015, approximately $18.2 million is included in PCI loans and $2.2 million is included in all other loans. Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans was transferred from the covered portfolio to the non-covered portfolio. At December 31, 2014, $39.8 million is included in PCI loans and $2.5 million is included in all other loans.

At June 30, 2015 and December 31, 2014, the Company had sold participations in loans aggregating $18.9 million and $6.5 million, respectively, to other financial institutions on a nonrecourse basis. During the six months ended June 30, 2015, a participation was sold on one large relationship for $11.4 million. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. As a result of the Provident Community merger, the Company serviced $3.1 million and $3.7 million of residential mortgage loans for the benefit of others as of June 30, 2015 and December 31, 2014, respectively.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from thirty days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans has ever been returned to the Company, the amount of total loans sold with limited recourse does not necessarily represent future cash requirements. Total loans sold with limited recourse in the three and six months ended June 30, 2015 were $27.9 million and $53.5 million, respectively. Total loans sold with limited recourse in the three and six months ended June 30, 2014 were $13.1 million and $21.4 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At June 30, 2015, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $679.4 million. At December 31, 2014, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $560.4 million.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At June 30, 2015 and December 31, 2014, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended June 30, 2015
Allowance for Loan Losses:
Balance, beginning of period	$2,045	$781	$1,988	$141	$179	$475	$38	$531	$1,843	$458	$111	$8,590
Provision for loan losses	(597)	519	42	99	(31)	195	22	145	(478)	(77)	161	-
Charge-offs	(67)	(220)	-	-	-	-	-	(46)	(67)	(3)	(15)	(418)
Recoveries	13	-	7	-	119	-	-	22	62	3	21	247
Net (charge-offs) recoveries	(54)	(220)	7	-	119	-	-	(24)	(5)	-	6	(171)
Balance, end of period	$1,394	$1,080	$2,037	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,419

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	(51)	-	(39)	-	-	-	-	(66)	-	-	-	(156)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	(66)	-	-	-	(156)
PCI provision for loan losses	51	-	88	-	-	-	-	66	-	-	-	205
Benefit attributable to FDIC loss share agreements	-	-	(71)	-	-	-	-	-	-	-	-	(71)
Total provision for loan losses charged to operations	51	-	17	-	-	-	-	66	-	-	-	134
Provision for loan losses recorded through FDIC loss share receivable	-	-	71				-	-	-	-	-	71
Balance, end of period	$-	$-	$49	$-	$-	$-	$-	$-	$-	$-	$-	$49

Total Allowance for Loan Losses	$1,394	$1,080	$2,086	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,468

For the six months ended June 30, 2015
Allowance for Loan Losses:
Balance, beginning of period	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262
Provision for loan losses	(78)	578	80	(218)	(567)	275	28	296	(285)	(87)	158	180
Charge-offs	(154)	(220)	-	-	-	-	-	(117)	(80)	(78)	(34)	(683)
Recoveries	63	1	206	-	243	-	-	30	74	4	39	660
Net (charge-offs) recoveries	(91)	(219)	206	-	243	-	-	(87)	(6)	(74)	5	(23)
Balance, end of period	$1,394	$1,080	$2,037	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,419

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	(51)	-	(39)	-	-	-	-	(66)	-	-	-	(156)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	(66)	-	-	-	(156)
PCI provision for loan losses	51	-	88	-	-	-	-	66	-	-	-	205
Benefit attributable to FDIC loss share agreements	-	-	(71)	-	-	-	-	-	-	-	-	(71)
Total provision for loan losses charged to operations	51	-	17	-	-	-	-	66	-	-	-	134
Provision for loan losses recorded through FDIC loss share receivable	-	-	71				-	-	-	-	-	71
Balance, end of period	$-	$-	$49	$-	$-	$-	$-	$-	$-	$-	$-	$49

Total Allowance for Loan Losses	$1,394	$1,080	$2,086	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,468

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended June 30, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,547	$431	$1,550	$754	$1,580	$222	$26	$573	$1,408	$382	$80	$8,553
Provision for loan losses	162	(209)	(137)	412	(493)	1	25	(212)	356	238	22	165
Charge-offs	-	-	-	(15)	-	-	-	(52)	(332)	-	(12)	(411)
Recoveries	64	251	12	64	359	-	-	63	20	31	7	871
Net (charge-offs) recoveries	64	251	12	49	359	-	-	11	(312)	31	(5)	460
Balance, end of period	$1,773	$473	$1,425	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$518	$-	$-	$-	$-	$-	$1	$1	$3	$523
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	(1)	-	-	(1)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	(1)	-	-	(1)
PCI provision for loan losses	-	-	(517)	-	-	-	-	-	-	(1)	(3)	(521)
Benefit attributable to FDIC loss share agreements	-	-	(9)	-	-	-	-	-	-	-	-	(9)
Total provision for loan losses charged to operations	-	-	(526)	-	-	-	-	-	-	(1)	(3)	(530)
Provision for loan losses recorded through FDIC loss share receivable	-	-	8				-	-	-	-	-	8
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,773	$473	$1,425	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178

For the six months ended June 30, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,491	$399	$1,797	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471
Provision for loan losses	76	(179)	(186)	327	(1,472)	(76)	25	4	769	225	36	(451)
Charge-offs	-	-	(273)	(15)	(4)	-	-	(63)	(398)	(7)	(22)	(782)
Recoveries	206	253	87	64	1,171	-	1	73	31	43	11	1,940
Net (charge-offs) recoveries	206	253	(186)	49	1,167	-	1	10	(367)	36	(11)	1,158
Balance, end of period	$1,773	$473	$1,425	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$360
PCI Impairment charge-offs	-	-	(5)	-	-	-	-	(1)	(144)	-	-	(150)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	(5)	-	-	-	-	(1)	(144)	-	-	(150)
PCI provision for loan losses	-	-	(354)	-	-	-	-	1	144	-	-	(209)
Benefit attributable to FDIC loss share agreements	-	-	278	-	-	-	-	-	-	-	-	278
Total provision for loan losses charged to operations	-	-	(76)	-	-	-	-	1	144	-	-	69
Provision for loan losses recorded through FDIC loss share receivable	-	-	(279)				-	-	-	-	-	(279)
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,773	$473	$1,425	$1,215	$1,446	$223	$51	$373	$1,452	$651	$97	$9,178

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at June 30, 2015 and December 31, 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At June 30, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$45	$282	$-	$-	$327
Collectively evaluated for impairment	1,394	1,080	2,037	240	267	670	60	607	1,078	381	278	8,092
	1,394	1,080	2,037	240	267	670	60	652	1,360	381	278	8,419
Purchased credit-impaired	-	-	49	-	-	-	-	-	-	-	-	49
Total	$1,394	$1,080	$2,086	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,468

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$2,116	$452	$-	$1,019	$-	$-	$1,288	$1,574	$247	$-	$6,696
Collectively evaluated for impairment	183,132	303,791	459,006	31,043	40,112	86,570	5,144	187,791	153,709	57,921	27,106	1,535,325
	183,132	305,907	459,458	31,043	41,131	86,570	5,144	189,079	155,283	58,168	27,106	1,542,021
Purchased credit-impaired	6,223	24,946	38,732	457	7,549	-	2,068	25,772	1,677	4,805	590	112,819
Total	$189,355	$330,853	$498,190	$31,500	$48,680	$86,570	$7,212	$214,851	$156,960	$62,973	$27,696	$1,654,840

At December 31, 2014
Allowance for Loan Losses:
Individually evaluated for impairment	$44	$18	$57	$-	$11	$-	$19	$138	$382	$4	$12	$685
Collectively evaluated for impairment	1,519	703	1,694	458	580	395	13	305	1,269	538	103	7,577
	1,563	721	1,751	458	591	395	32	443	1,651	542	115	8,262
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262

Recorded Investment in Loans:
Individually evaluated for impairment	$376	$2,889	$1,271	$-	$1,073	$-	$143	$2,525	$2,481	$369	$90	$11,217
Collectively evaluated for impairment	167,858	300,339	425,510	28,887	40,710	71,478	3,715	173,895	151,082	48,939	21,738	1,434,151
	168,234	303,228	426,781	28,887	41,783	71,478	3,858	176,420	153,563	49,308	21,828	1,445,368
Purchased credit-impaired	5,552	30,554	43,866	514	13,660	112	1,187	28,730	1,734	6,574	758	133,241
Total	$173,786	$333,782	$470,647	$29,401	$55,443	$71,590	$5,045	$205,150	$155,297	$55,882	$22,586	$1,578,609

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company’s loan loss allowance methodology includes four components, as described below:

1)          Specific Reserve Component. Specific reserves represent the current impairment estimate on loans greater than $150,000, for which it is probable that the Company will be unable to collect all amounts due according to contractual terms based on current information and events. Impairment measurement reflects only a deterioration of credit quality and not changes in market rates that may cause a change in the fair value of the impaired loan. The amount of impairment may be measured in one of three ways, including (i) calculating the present value of expected future cash flows, discounted at the loan’s interest rate implicit in the original document and deducting estimated selling costs, if any; (ii) observing quoted market prices for identical or similar instruments traded in active markets, or employing model-based valuation techniques for which all significant assumptions are observable in the market; and (iii) determining the fair value of collateral, which is utilized for both collateral dependent loans and for loans when foreclosure is probable.

In the second quarter of 2015 as part of management’s annual review of the allowance for loan loss methodology management modified the methodology used for the determination of allowance for loan losses to collectively review impaired loans with a balance of less than or equal to $150 thousand. These loans are no longer individually reviewed for specific impairment but rather are reviewed on a pooled basis in a manner consistent with unimpaired loans with additional qualitative factors applied when necessary to reflect the additional risk characteristics of these loans. This change in methodology resulted in decrease in specific reserves and an increase in the quantitative and qualitative reserve components.

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The look back periods utilized by management in determining the quantitative reserve component was 15 periods for all loan product types at both June 30, 2015 and December 31, 2014.

The Company also performs a quantitative calculation on the purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. At June 30, 2015 and December 31, 2014, this analysis indicated a need for $232 thousand and $117 thousand of reserves for the purchased performing portfolio, respectively. The remaining mark on the purchased performing loan portfolio was $2.5 million and $3.0 million at June 30, 2015 and December 31, 2014, respectively.

3)        Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. These factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices, changes in loan review systems, geographic considerations and other factors. Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in five basis point increments, up or down, with a maximum of 1.00%. Details of the seven environmental factors for inclusion in the allowance methodology are as follows:

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

Other factors, which is intended to capture the incremental adjustment, by loan type, to internally calculated minimum reserves (as discussed below), environmental factors not specifically identified above and additional risk considerations for impaired loans less than or equal to $150 thousand that are not specifically reviewed.

The Company reviews and applies minimum reserves as part of the qualitative component when deemed necessary through the use of Other Factors. Additional other factors for minimum reserve levels are typically utilized when historical loss data materially understates historic loss rates due to a rapidly declining economic environment, significant recovery periods or insufficient historic loss data. Minimums loss levels are determined by analyzing Federal Reserve Bank charge-off data for all insured federal- and state-chartered commercial banks.

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

This analysis resulted in net impairment of $156 thousand for the three and six months ended June 30, 2015. Additionally, in the three and six month periods ended June 30, 2015, approximately $71 thousand is attributable to covered loans under FDIC loss share agreements. These covered loan impairments were a function of an increase in expected losses and as a result, the FDIC indemnification asset was increased. During the three and six months ended June 30, 2014 this analysis resulted in net (recovery) impairment of ($521) thousand and ($209) thousand, respectively. Additionally, in the three and six month periods ended June 30, 2014, approximately $9 thousand and $(278) thousand, respectively, are attributable to covered loans under FDIC loss share agreements. In the three month period ended June 30, 2014, these covered loan impairments were a function of an increase in expected losses and as a result, the FDIC indemnification asset was increased. In the six month period ended June 30, 2014, these covered impairments were a function of a decrease in expected losses. See Note 6 – FDIC Loss Share Agreements for further discussion. A full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three and six months ended June 30, 2015 and 2014.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2014 to June 30, 2015 was a function of the following:

(1)

A decrease of $701 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2011 are replaced with lower net charge-off periods in 2015. This decrease in historical loss rates applied was partially offset by an increase in quantitative reserves for impaired loans less than or equal to $150 thousand that are now collectively reviewed.

(2)

An increase of $1.2 million in the qualitative component of the allowance primarily due to new application of additional other factors for impaired loans less than or equal to $150 thousand to capture additional risk characteristics of those pools. In addition, as historical loss rates continue to decline, Other Factors (which capture minimum losses) are now applied to all loan pools. Finally, an additional provision of $232 thousand was recorded for the purchased performing pools.

(3)	A decrease of $358 thousand in specific reserves as impaired loans less than or equal to $150 thousand are no longer specifically reviewed.

(4)	A $49 thousand increase in reserves on PCI pools which reflect a $156 thousand impairment in several pools as discussed above.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At June 30, 2015 and December 31, 2014, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of June 30, 2015 and December 31, 2014, by loan class and by credit quality indicator.

	As of June 30, 2015

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$189,058	$323,933	$491,224	$31,500	$45,974	$86,570	$7,074	$1,175,333
Special mention	101	3,513	5,369	-	1,221	-	-	10,204
Classified	196	3,407	1,597	-	1,485	-	138	6,823
Total	$189,355	$330,853	$498,190	$31,500	$48,680	$86,570	$7,212	$1,192,360

	Residential mortgage	HELOC	Residential construction	Other loans to individuals				Total Consumer
Pass	$208,469	$150,622	$62,225	$27,637				$448,953
Special mention	4,666	4,786	282	22				9,756
Classified	1,716	1,552	466	37				3,771
Total	$214,851	$156,960	$62,973	$27,696				$462,480

Total Loans								$1,654,840

	As of December 31, 2014

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$172,638	$328,712	$461,955	$29,401	$52,568	$71,590	$4,902	$1,121,766
Special mention	493	1,925	6,934	-	1,335	-	-	10,687
Classified	655	3,145	1,758	-	1,540	-	143	7,241
Total	$173,786	$333,782	$470,647	$29,401	$55,443	$71,590	$5,045	$1,139,694

	Residential mortgage	HELOC	Residential construction	Other loans to individuals				Total Consumer
Pass	$202,214	$147,893	$55,290	$22,445				$427,842
Special mention	1,802	6,122	227	99				8,250
Classified	1,134	1,282	365	42				2,823
Total	$205,150	$155,297	$55,882	$22,586				$438,915

Total Loans								$1,578,609

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of June 30, 2015 and December 31, 2014.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of June 30, 2015
Commercial:
Commercial and industrial	$1,337	$131	$2	$6,223	$181,662	$189,355
CRE - owner-occupied	937	-	176	24,946	304,794	330,853
CRE - investor income producing	-	-	250	38,732	459,208	498,190
AC&D - 1-4 family construction	-	-	-	457	31,043	31,500
AC&D - lots, land & development	-	23	-	7,549	41,108	48,680
AC&D - CRE	-	-	-	-	86,570	86,570
Other commercial	-	-	-	2,068	5,144	7,212
Total commercial loans	2,274	154	428	79,975	1,109,529	1,192,360

Consumer:
Residential mortgage	190	414	561	25,772	187,914	214,851
HELOC	349	140	298	1,677	154,496	156,960
Residential construction	100	-	265	4,805	57,803	62,973
Other loans to individuals	267	53	2	590	26,784	27,696
Total consumer loans	906	607	1,126	32,844	426,997	462,480
Total loans	$3,180	$761	$1,554	$112,819	$1,536,526	$1,654,840

As of December 31, 2014
Commercial:
Commercial and industrial	$123	$18	$73	$5,552	$168,020	$173,786
CRE - owner-occupied	-	-	1,616	30,554	301,612	333,782
CRE - investor income producing	-	-	571	43,866	426,210	470,647
AC&D - 1-4 family construction	-	-	-	514	28,887	29,401
AC&D - lots, land & development	-	-	-	13,660	41,783	55,443
AC&D - CRE	-	-	-	112	71,478	71,590
Other commercial	40	143	-	1,187	3,675	5,045
Total commercial loans	163	161	2,260	95,445	1,041,665	1,139,694

Consumer:
Residential mortgage	57	68	1,058	28,730	175,237	205,150
HELOC	343	60	228	1,734	152,932	155,297
Residential construction	157	-	341	6,574	48,810	55,882
Other loans to individuals	29	1	41	758	21,757	22,586
Total consumer loans	586	129	1,668	37,796	398,736	438,915
Total loans	$749	$290	$3,928	$133,241	$1,440,401	$1,578,609

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). A specific valuation allowance is allocated, if necessary on impaired loans greater than $150 thousand, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Additionally, a portion of the Company’s qualitative factors accounts for potential impairment on loans generally less than $150 thousand. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The Company’s quarterly cash flow analyses of PCI loan pools indicated a net impairment of $156 thousand during the three and six months ended June 30, 2015. The Company’s quarterly cash flow analyses of PCI loan pools indicated a net release of previous impairment of $521 thousand for the three months ended June 30, 2014 and $209 thousand for the six months ended June 30, 2014 as the pools impacted showed improved expected cash flows. These amounts are not included in the tables below.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans specifically reviewed for impairment, by class, and the corresponding allowance for loan losses at June 30, 2015 and December 31, 2014. The table below also presents the recorded investment, unpaid principal balance and related allowance for impaired loans less than $150,000 not specifically reviewed at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014

		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$47	$126	$-
CRE - owner-occupied	2,116	2,267	-	2,753	2,841	-
CRE - investor income producing	452	452	-	844	915	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	1,019	1,137		881	970	-
AC&D - CRE	-	-		-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	3,587	3,856	-	4,525	4,852	-
Consumer:
Residential mortgage	652	672	-	1,135	1,222	-
HELOC	349	604	-	756	1,256	-
Residential construction	247	376	-	341	415	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,248	1,652	-	2,232	2,893	-
Total impaired loans with no related allowance recorded	$4,835	$5,508	$-	$6,757	$7,745	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$329	$348	$44
CRE - owner-occupied	-	-	-	136	141	18
CRE - investor income producing		-	-	427	442	57
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	192	217	11
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	143	159	19
Total commercial loans	-	-	-	1,227	1,307	149
Consumer:
Residential mortgage	636	658	45	1,390	1,439	138
HELOC	1,225	1,248	282	1,725	1,777	382
Residential construction	-	-	-	28	33	4
Other loans to individuals	-	-	-	90	90	12
Total consumer loans	1,861	1,906	327	3,233	3,339	536
Total impaired loans with an allowance recorded	$1,861	$1,906	$327	$4,460	$4,646	$685

Total Impaired Loans:
Commercial:
Commercial and industrial	$-	$-	$-	$376	$474	$44
CRE - owner-occupied	2,116	2,267	-	2,889	2,982	18
CRE - investor income producing	452	452	-	1,271	1,357	57
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	1,019	1,137	-	1,073	1,187	11
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	143	159	19
Total commercial loans	3,587	3,856	-	5,752	6,159	149
Consumer:
Residential mortgage	1,288	1,330	45	2,525	2,661	138
HELOC	1,574	1,852	282	2,481	3,033	382
Residential construction	247	376	-	369	448	4
Other loans to individuals	-	-	-	90	90	12
Total consumer loans	3,109	3,558	327	5,465	6,232	536

Total Impaired Loans Individually Reviewed for Impairment	$6,696	$7,414	$327	$11,217	$12,391	$685

Other Impaired Loans	$2,853	$3,323	$288	$-	$-	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three and six months ended June 30, 2015, the Company recognized $47 thousand and $103 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the three and six months ended June 30, 2014, the Company recognized $107 thousand and $241 thousand, respectively, in interest income with respect to impaired loans. The average recorded investment and interest income recognized on individually reviewed impaired loans, by class, for the three and six months ended June 30, 2015 and 2014 are shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$667	$6	$-	$-	$391	$14
CRE - owner-occupied	2,163	-	2,881	15	2,360	-	2,328	46
CRE - investor income producing	599	5	945	7	650	13	456	17
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	940	14	1,102	34	920	26	1,738	78
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	74	-	-	-	122	4
Total commercial loans	3,702	19	5,669	62	3,930	39	5,035	159
Consumer:
Residential mortgage	850	-	2,353	16	922	-	2,707	31
Home equity lines of credit	434	-	1,382	7	468	2	1,504	13
Residential construction	247	-	18	-	272	-	12	-
Other loans to individuals	-	-	27	-	-	-	47	1
Total consumer loans	1,531	-	3,780	23	1,662	2	4,270	45
Total impaired loans with no related allowance recorded	$5,233	$19	$9,449	$85	$5,592	$41	$9,305	$204

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$135	$-	$-	$-	$246	$-
CRE - owner-occupied	-	-	165	1	-	-	113	3
CRE - investor income producing	-	-	242	3	-	-	2,204	3
AC&D - 1-4 family construction	-	-	48	-	-	-	19	2
AC&D - lots, land & development	91	-	48	-	122	3	69	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	184	5	-	-	96	5
Total commercial loans	91	-	822	9	122	3	2,747	13
Consumer:
Residential mortgage	677	8	1,454	9	691	14	1,381	18
Home equity lines of credit	1,226	10	1,704	2	1,226	21	1,361	4
Residential construction	-	-	321	-	-	-	152	-
Other loans to individuals	-	-	33	2	-	-	15	2
Total consumer loans	1,903	18	3,512	13	1,917	35	2,909	24
Total impaired loans with an allowance recorded	$1,994	$18	$4,334	$22	$2,039	$38	$5,656	$37

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$802	$6	$-	$-	$637	$14
CRE - owner-occupied	2,163	-	3,046	16	2,360	-	2,441	49
CRE - investor income producing	599	5	1,187	10	650	13	2,660	20
AC&D - 1-4 family construction	-	-	48	-	-	-	19	2
AC&D - lots, land & development	1,031	14	1,150	34	1,042	29	1,807	78
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	258	5	-	-	218	9
Total commercial loans	3,793	19	6,491	71	4,052	42	7,782	172
Consumer:
Residential mortgage	1,527	8	3,807	25	1,613	14	4,088	49
Home equity lines of credit	1,660	10	3,086	9	1,694	23	2,865	17
Residential construction	247	-	339	-	272	-	164	-
Other loans to individuals	-	-	60	2	-	-	62	3
Total consumer loans	3,434	18	7,292	36	3,579	37	7,179	69

Total Impaired Loans Individually Reviewed for Impairment	$7,227	$37	$13,783	$107	$7,631	$79	$14,961	$241

Other Impaired Loans	$2,953	$10	$-	$-	$2,894	$24	$-	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At June 30, 2015, there were no loans past due 90 days or more and accruing interest. At December 31, 2014, there was $30 thousand in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at December 31, 2014. The recorded investment in nonaccrual loans at June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$163	$329
CRE - owner-occupied	2,116	1,616
CRE - investor income producing	380	680
AC&D - lots, land & development	6	7
Total commercial loans	2,665	2,632
Consumer:
Residential mortgage	1,257	1,549
HELOC	1,094	1,022
Residential construction	443	341
Other loans to individuals	86	41
Total consumer loans	2,880	2,953
Total nonaccrual loans	$5,545	$5,585

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $141.5 million and $165.7 million and a carrying value of $112.8 million and $133.2 million at June 30, 2015 and December 31, 2014, respectively. PCI loans represented 4.6% and 5.6% of total assets at June 30, 2015 and December 31, 2014, respectively. Determining the fair value of the PCI loans at the time of acquisition requires the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there is no carryover of previously established allowance for loan losses from acquired companies.

A summary of changes in the accretable yield for PCI loans for the six months ended June 30, 2015 and 2014 follows:

Accretable yield table
	Six Months Ended June 30,

	2015	2014

Accretable yield, beginning of period	$40,540	$39,249
Addition from the Provident Community acquisition	-	5,589
Interest income	(6,651)	(7,960)
Reclassification of nonaccretable difference due to improvement in expected cash flows	2,808	6,334
Other changes, net	76	857
Accretable yield, end of period	$36,773	$44,069

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

As of June 30, 2015, the Company had 14 TDR loans totaling $3.6 million, of which $482 thousand are nonaccrual loans. As of December 31, 2014, the Company had 18 TDR loans totaling $4.1 million, of which $841 thousand are nonaccrual loans. The Company had allocated $45 thousand and $373 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of June 30, 2015 and December 31, 2014.

The following tables represent a breakdown of the types of concessions made by loan class for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	1	$15	$15	1	$15	$15
CRE - owner occupied	-	-	-	1	84	84
CRE - investor income producing	-	-	-	1	209	209
Residential mortgage	-	-	-	1	12	12
Total	1	$15	$15	4	$320	$320

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	1	$14	$14	1	$14	$14
CRE - investor income producing	1	94	94	1	94	94
Other commercial	-	-	-	1	165	165
HELOC	-	-	-	1	299	299
Residential construction	1	173	173	1	173	173
Total	3	$281	$281	5	$745	$745

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given. These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans. TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs. TDRs having a book balance of less than $150,000, along with other impaired loans of similar size, are measured in a pooled approach. TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit. As of June 30, 2015, the Company has outstanding one commercial TDR with a reduced interest rate and seven commercial TDRs where an extension of maturity was granted. As of June 30, 2015, one of the commercial TDRs is not paying in accordance with the terms of the modification.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given. These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification. TDRs like other impaired loans are measured based on discounted cash flows or collateral value, less anticipated selling costs, of the modified loan using pre-modified interest rates. As of June 30, 2015, the Company has outstanding two consumer TDRs with a reduced interest rate and four consumer TDRs where an extension of maturity was granted. All consumer TDRs are paying according to the terms of the modification as of June 30, 2015.

The following tables present loans that were modified as TDRs during the previous twelve months and for which there was a payment default during the six months ended June 30, 2015. There were no loans modified as TDRs during the previous twelve months for which there was a payment default during the six months ended June 30, 2014. There were no loans modified as TDRs during the previous twelve months for which there was a payment default during the three months ended June 30, 2014 or 2015.

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms
CRE - investor income producing	1	$84	-	$-
Total	1	$84	-	$-

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended June 30, 2015 and 2014:

	Twelve Months Ended June 30, 2015
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$180	-	$-
Extended payment terms	1	636	3	236	1	84
Total	1	$636	4	$416	1	$84

	Twelve Months Ended June 30, 2014
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	3	$1,954	-	$-
Extended payment terms	-	-	11	3,195	-	-
Total	-	$-	14	$5,149	-	$-

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

	Six Months Ended
	June 30,
	2015	2014

Beginning balance	$14,040	$17,247
Disbursements	1,486	209
Repayments	(1,107)	(3,827)
Ending balance	$14,419	$13,629

At June 30, 2015 and December 31, 2014, the Company had pre-approved but unused lines of credit totaling $2.2 million and $3.2 million, respectively, to related parties.

Note 6 – FDIC Loss Share Agreements

In connection with the acquisition of Citizens South Banking Corporation (“Citizens South”) in 2012, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $20.3 million and $42.3 million of covered loans as of June 30, 2015 and December 31, 2014, respectively, and $884 thousand and $3.0 million of covered OREO as of June 30, 2015 and December 31, 2014, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, and five years for losses and eight years for recoveries on all other loans. The agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans and $812,000 associated with non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company will bear all future losses on that portfolio of loans and foreclosed properties. At June 30, 2015 and December 31, 2014, the Bank recorded an estimated receivable from the FDIC in the amount of $666 thousand and $3.0 million, respectively, related to the remaining single-family loss share agreement.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At June 30, 2015 and December 31, 2014, the Bank recorded an estimated receivable from the FDIC in the amount of $543 thousand and $1.0 million, respectively, related to these loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table provides changes in the estimated receivable from the FDIC for the six months ended June 30, 2015 and 2014:

FDIC Loss Share Receivable

	For the six months ended
	June 30,
	2015	2014

Balance, beginning of period	$3,964	$10,025
Increase (decrease) in expected losses on loans	71	(278)
Additional losses to OREO	(6)	(228)
Reimbursable expenses (income)	(155)	529
Amortization discounts and premiums, net	(514)	(859)
Reimbursements from the FDIC	(2,151)	(2,196)
Balance, end of period	$1,209	$6,993

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At June 30, 2015 and December 31, 2014, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $1.2 million and $3.8 million, respectively. Included in the estimated receivable above is a component of amortization which will be recognized over the life of the respective agreement, with increases or decreases based on estimated performance of the underlying loans.

In relation to the FDIC indemnification asset is an expected “true-up” with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At June 30, 2015 and December 31, 2014, the “true-up” amount was estimated to be approximately $5.6 million and $5.4 million, respectively, at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term, including any recovery period, of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 7 – Other Real Estate Owned

The Company owned $9.8 million and $12.0 million in OREO at June 30, 2015 and December 31, 2014, respectively. The portion of OREO covered under the loss share agreements with the FDIC at June 30, 2015 and December 31, 2014 totaled $884 thousand and $3.0 million, respectively. The Company’s loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $812,000 associated with the Bank of Hiawassee non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company will bear all future losses on that portfolio of foreclosed properties.

Transactions in OREO for the three and six months ended June 30, 2015 and 2014 are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
Non-Covered OREO	2015	2014	2015	2014

Beginning balance	$8,570	$8,874	$8,979	$9,404
Additions	1,413	301	3,001	1,511
Transfers from covered to non-covered	812	-	812	-
Acquired through merger	-	3,128	-	3,128
Sales	(1,510)	(1,249)	(3,404)	(2,968)
Writedowns	(381)	(117)	(484)	(138)
Ending balance	$8,904	$10,937	$8,904	$10,937

Covered OREO	2015	2014	2015	2014

Beginning balance	$1,713	$6,652	$3,011	$5,088
Additions	197	1,432	676	3,769
Transfers from covered to non-covered	(812)	-	(812)	-
Sales	(214)	(2,831)	(1,990)	(3,579)
Writedowns	-	(19)	(1)	(44)
Ending balance	$884	$5,234	$884	$5,234

As of June 30, 2015, the Company has $1.3 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

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

As of June 30, 2015 and December 31, 2014, the Company had a net DTA in the amount of approximately $32.1 million and $35.6 million, respectively. The decline is a function of 2015 earnings and changes in the fair value of available-for-sale securities. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of June 30, 2015 and December 31, 2014 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either June 30, 2015 or December 31, 2014.

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

For the three months ended June 30, 2015, the Company issued 205,800 restricted stock awards, issued 3,885 shares pursuant to the exercise of stock options, repurchased 145,809 shares in open market transactions and acquired 23,366 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the three months ended June 30, 2014, the Company issued 170,650 restricted stock awards, issued 23,912 shares pursuant to the exercise of stock options, repurchased 71,134 shares of Common Stock in open market transactions and acquired 13,247 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

For the six months ended June 30, 2015, the Company issued 212,300 restricted stock awards, issued 28,963 shares pursuant to the exercise of stock options, issued 1,182 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 149,609 shares in open market transactions and acquired 33,031 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the six months ended June 30, 2014, the Company issued 220,650 restricted stock awards, issued 39,451 shares pursuant to the exercise of stock options, repurchased 140,926 shares of Common Stock in open market transactions and acquired 13,247 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Weighted-average number of common shares outstanding excluding unvested restricted shares	43,971,007	43,947,134	43,944,638	43,942,112

Effect of dilutive stock options and unvested restricted shares	330,888	266,668	342,786	297,993

Weighted-average number of common shares and dilutive potential common shares outstanding	44,301,895	44,213,802	44,287,424	44,240,105

There were 1,863,294 outstanding options and 911,281 outstanding unvested restricted shares that were anti-dilutive for the three months ended June 30, 2015. There were 256,825 dilutive stock options and 74,063 dilutive unvested restricted shares outstanding for the three months ended June 30, 2015.

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

There were 1,867,290 outstanding options and 895,387 outstanding unvested restricted shares that were anti-dilutive for the six months ended June 30, 2015. There were 252,829 dilutive stock options and 89,957 dilutive unvested restricted shares outstanding for the six months ended June 30, 2015.

There were 1,956,625 outstanding options and 855,514 outstanding unvested restricted shares that were anti-dilutive for the six months ended June 30, 2014. There were 234,291 dilutive stock options and 63,702 dilutive unvested restricted shares outstanding for the six months ended June 30, 2014.

At June 30, 2015, 554,400 of the outstanding unvested restricted shares had performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively. These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in basic earnings per share calculations until they vest (and thereby have economic rights).

Note 10 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At June 30, 2015, we had $372.2 million of pre-approved but unused lines of credit, $7.8 million of standby letters of credit and $617 thousand of commercial letters of credit. At December 31, 2014, we had $328.3 million of pre-approved but unused lines of credit, $5.4 million of standby letters of credit and $717 thousand of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Note 11 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors, swaps, and foreign exchange contracts to meet the needs of its customers and to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		June 30, 2015			December 31, 2014

			Estimated Fair Value			Estimated Fair Value
		Notional			Notional
	Balance Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:
Pay fixed swaps with counterparty	Other assets and other liabilities	$70,000	$-	$2,818	$70,000	$-	$2,414

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liablities	26,761	-	468	24,792	-	440

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets	69,700	1,534	-	35,289	1,154	-
Matched interest rate swaps with counterparty	Other liabilities	69,700	-	1,534	35,289	-	1,154
Matched foreign exchange contract with borrower	Other assets	905	11	-	-	-	-
Matched foreign exchange contract with counterparty	Other liabilities	905	-	11	-	-	-
		141,210	1,545	1,545	70,578	1,154	1,154

Total derivatives		$237,971	$1,545	$4,831	$165,370	$1,154	$4,008

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(1.0) million and $(939) thousand at June 30, 2015 and December 31, 2014, respectively, and is included in other liabilities. As a result of the unfavorable position of the instrument at June 30, 2015 and December 31, 2014, the Company posted collateral of approximately $1.0 million and $939 thousand, respectively, with the counterparty.

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $(1.8) million and $(1.5) million at June 30, 2015 and December 31, 2014, respectively, and are included in other liabilities. As a result of the unfavorable position of the instruments at June 30, 2015 and December 31, 2014, the Company posted collateral of approximately $1.8 million and $1.5 million, respectively, with the counterparty.

At June 30, 2015, the Company had seven loan swaps, with an aggregate notional amount of $26.8 million, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. At December 31, 2014, the Company had seven loan swaps, with an aggregate notional amount of $26.1 million, accounted for as fair value hedges.

To meet the needs of the Company’s customers, at June 30, 2015 the Company had seventeen interest rate swap agreements in place to convert certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had a notional amount of $69.7 million at June 30, 2015 representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $1.5 million. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

There were seven interest rate swap agreements to cover certain fixed-rate receivables to floating rates and certain fixed-rate obligations to floating rates at December 31, 2014. The interest rate swaps had a notional amount of $35.3 million at December 31, 2014, representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $1.2 million. All changes in fair value are recorded as other income within non-interest income.

For the three and six months ended June 30, 2015, the $43 thousand and $(33) thousand impact to earnings, respectively, reflects customer credit valuation adjustments occurring during the period, as the changes in the fair value of both the fixed and variable legs of the swaps completely offset each other.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In the second quarter of 2015, the Company entered into six foreign exchange contracts to convert Euros to U.S. Dollars on behalf of the Company’s customers. To offset this foreign exchange risk, the Company has entered into substantially identical agreements with a third party to swap these foreign exchange contracts. The contracts are used to hedge exposure to foreign currency risk associated with non-U.S. dollar transactions. The foreign exchange contracts had a notional amount of $904 thousand at June 30, 2015 representing the amount of contracts outstanding in U.S. dollars, and are included in other assets and other liabilities at their fair value of $11 thousand. All changes in fair value are recorded as other noninterest income and other noninterest expense.

The following table details the location and amounts recognized in the Consolidated Statements of Income and Consolidated Statement of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss) recognized in OCI					Pre-tax gain (loss) reclassified from AOCI into income		Pre-tax gain (loss) reclassified from AOCI into income
	For the three months ended June 30,		For the six months ended June 30,		Location of amounts reclassified	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014	from AOCI into Income	2015	2014	2015	2014

Cash flow hedges:
Interest rate contracts	$646	$(1,071)	$(610)	$(2,096)	Total interest expense	$103	$106	$206	$209

						Pre-tax gain (loss) recognized in income
					Location of amounts	For the three months ended June 30,		For the six months ended June 30,
					recognized in income	2015	2014	2015	2014
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty					Total interest income	$(96)	$(45)	$(200)	$(80)

Not designated as hedges:
Client-related interest rate contracts					Other income	43	-	(33)	$-
						$(53)	$(45)	$(233)	$(80)

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 12 – Accumulated Other Comprehensive Income (Loss)

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$(3,150)	$(1,175)	$(1,975)	$5,667	$2,095	$3,572
Change in net unrealized gain (loss) on securities transferred to held to maturity	73	28	45	(2,209)	(831)	(1,378)
Reclassification adjustment for net gains recognized in net income	-	-	-	33	40	(7)
Total securities available for sale and transferred securities	(3,077)	(1,147)	(1,930)	3,491	1,304	2,187

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	646	322	324	(1,071)	(403)	(668)
Reclassification adjustment for interest payments	103	(39)	142	106	40	66
Total derivatives	749	283	466	(965)	(363)	(602)

Total other comprehensive income (loss)	$(2,328)	$(864)	$(1,464)	$2,526	$941	$1,585

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$(165)	$(69)	$(96)	$9,022	$3,248	$5,774
Change in net unrealized gain (loss) on securities transferred to held to maturity	209	86	123	(2,209)	(831)	(1,378)
Reclassification adjustment for net gains recognized in net income	-	-	-	(243)	12	(255)
Total securities available for sale and transferred securities	44	17	27	6,570	2,429	4,141

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(610)	(230)	(380)	(2,096)	(786)	(1,310)
Reclassification adjustment for interest payments	206	78	128	209	79	130
Total derivatives	(404)	(152)	(252)	(1,887)	(707)	(1,180)

Total other comprehensive income (loss)	$(360)	$(135)	$(225)	$4,683	$1,722	$2,961

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$1,313	$(1,282)	$(1,506)	$(1,475)
Other comprehensive income (loss) before reclassifications	(96)	-	(380)	(476)
Amounts reclassified from accumulated other comprehensive loss	-	123	128	251
Net other comprehensive income (loss) during the period	(96)	123	(252)	(225)
Balance, June 30, 2015	$1,217	$(1,159)	$(1,758)	$(1,700)

Balance, January 1, 2014	$(5,145)	$-	$343	$(4,802)
Other comprehensive income (loss) before reclassifications	5,774	-	(1,180)	4,594
Amounts reclassified from accumulated other comprehensive loss	(255)	-	-	(255)
Transfer of securities from available for sale to held to maturity	-	(1,378)	-	(1,378)
Net other comprehensive income (loss) during the period	5,519	(1,378)	(1,180)	2,961
Balance, June 30, 2014	$374	$(1,378)	$(837)	$(1,841)

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

Nonmarketable Equity Securities – Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are not readily marketable. The carrying amount is adjusted for any other-than-temporary declines in value.

Loans Held for Sale - For certain homogenous categories of loans, such as residential mortgages, fair value is estimated based on independent market prices, appraised values of the collateral, management’s estimation of the value of the collateral or commitments on hand from investors within the secondary market for loans with similar characteristics.

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

Junior Subordinated Debentures – Junior subordinated debentures are variable rate borrowings that reprice frequently therefore the carrying amounts are reasonable estimates of fair value.

Accrued Interest Payable - The carrying amount is a reasonable estimate of fair value.

Derivative Instruments – Derivative instruments, including interest rate swaps, swap fair value hedges, and foreign exchange contracts, are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2015 and December 31, 2014 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements

	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Financial assets:
Cash and cash equivalents	$44,342	$44,342	$44,342	$-	$-
Investment securities available-for-sale	402,489	402,489	-	400,927	1,562
Investment securities held-to-maturity	111,633	113,182	-	113,182
Nonmarketable equity securities	13,500	13,500	-	13,500	-
Loans held for sale	10,701	10,701	-	10,701	-
Loans, net of allowance	1,648,995	1,587,181	-	69,700	1,517,481
FDIC indemnification asset	1,209	1,422	-	-	1,422
Accrued interest receivable	4,852	4,852	-	4,852	-
Derivative instruments	1,545	1,545	-	1,545	-

Financial liabilities:
Deposits with no stated maturity	1,336,009	1,336,009	-	1,336,009	-
Deposits with stated maturities	538,932	541,043	-	541,043	-
Borrowings	258,922	258,609	-	258,609	-
Accrued interest payable	375	375	-	375	-
Derivative instruments	4,831	4,831	-	4,831	-

December 31, 2014
Financial assets:
Cash and cash equivalents	$51,390	$51,390	$51,390	$-	$-
Investment securities available-for-sale	375,683	375,683	1,712	372,401	1,570
Investment securities held-to-maturity	115,741	117,627	-	117,627	-
Nonmarketable equity securities	11,532	11,532	-	11,532	-
Loans held for sale	11,602	11,602	-	11,602	-
Loans, net of allowance	1,572,431	1,514,294	-	28,800	1,485,494
FDIC indemnification asset	3,964	3,802	-	-	3,802
Accrued interest receivable	4,467	4,467	-	4,467	-
Derivative instruments	1,154	1,154	-	1,154	-

Financial liabilities:
Deposits with no stated maturity	1,309,973	1,309,973	-	1,309,973	-
Deposits with stated maturities	541,381	543,728	-	543,728	-
Borrowings	203,583	203,207	-	203,207	-
Accrued interest payable	398	398	-	398	-
Derivative instruments	4,008	4,008	-	4,008	-

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

Derivative Instruments - Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. The Company’s derivative instruments consist of interest rate swaps, swap fair value hedges, and foreign exchange contracts.

Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans greater than $150,000 is estimated using one of several methods, including collateral value, discounted cash flows or observable market value method. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records such impaired loans as nonrecurring Level 3. Impaired loans less than or equal to $150,000 are deemed immaterial for specific review.

At June 30, 2015 and December 31, 2014, substantially all of the individually reviewed impaired loans were evaluated based on the fair value of the collateral. The Company records the seven loans involved in fair value hedges at fair market value on a recurring basis at June 30, 2015. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at June 30, 2015 and December 31, 2014 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
June 30, 2015
U.S. Government agencies	$-	$527	$-	$527
Municipal securities	-	15,217	-	15,217
Residential agency pass-through securities	-	147,244	-	147,244
Residential collateralized mortgage obligations	-	166,430	-	166,430
Commercial mortgage-backed obligations	-	4,842	-	4,842
Asset-backed securities	-	65,173	-	65,173
Corporate and other securities	-	-	1,562	1,562
All other equity securities	1,494	-	-	1,494
Fair value loans	-	69,700	-	69,700
Derivative instruments	-	(3,286)	-	(3,286)

December 31, 2014
U.S. Government agencies	$-	$537	$-	$537
Municipal securities	-	12,851	-	12,851
Residential agency pass-through securities	-	147,015	-	147,015
Residential collateralized mortgage obligations	-	144,080	-	144,080
Commercial mortgage-backed obligations	-	4,868	-	4,868
Asset-backed securities	-	61,050	-	61,050
Corporate and other securities	-	2,000	1,570	3,570
All other equity securities	1,712	-	-	1,712
Fair value loans	-	28,800	-	28,800
Derivative instruments	-	(2,854)	-	(2,854)

Securities measured on a Level 3 recurring basis at June 30, 2015 and December 31, 2014 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014.

	Securities Available for Sale
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Fair value, beginning of the period	$1,568	$-	$1,570	$-
Security acquired from Provident Community	-	1,437	-	1,437
Change in unrealized gain recognized in other comprehensive income	(6)	-	(8)	-
Fair value, end of the period	$1,562	$1,437	$1,562	$1,437

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014:

Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
June 30, 2015
OREO	$-	$-	$6,513	$6,513
Impaired loans:
CRE - investor income producing	-	-	375	375
Residential mortgage	-	-	21	21
HELOC	-	-	18	18
Residential construction	-	-	293	293

December 31, 2014
OREO	$-	$-	$7,408	$7,408
Impaired loans:
Commercial and industrial	-	-	208	208
CRE - owner-occupied	-	-	56	56
CRE - investor income producing	-	-	353	353
Other commercial	-	-	148	148
Residential mortgage	-	-	954	954
HELOC	-	-	570	570
Residential construction	-	-	357	357
Other loans to individuals	-	-	78	78

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended June 30, 2015, OREO with a carrying value of $2.5 million was written down by $375 thousand to $2.2 million. During the six months ended June 30, 2015, OREO with a carrying value of $3.3 million was written down by $485 thousand to $2.8 million. During the three months ended June 30, 2014, OREO with a carrying value of $1.0 million was written down by $136 thousand to $0.9 million. During the six months ended June 30, 2014, OREO with a carrying value of $2.0 million was written down by $182 thousand to $1.8 million.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2015.

					Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Discount

OREO	$6,513	Appraisals	Discount to reflect current market conditions	0% - 30%	1.21%

Impaired loans	707	Collateral based measurements	Discount to reflect current market conditions	0% - 60%	21.00%
			and ultimate collectability
	$7,220

There were no transfers between valuation levels for any accounts for the three or six months ended June 30, 2015 and 2014. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 14 – Shareholders’ Equity

The Company maintains a share-based plan for directors and employees to attract, retain and provide incentives for directors and key employees in the form of incentive and non-qualified stock options, restricted stock and other equity-based awards. The total number of shares available for issuance under the outstanding share-based plan is 635,237 as of June 30, 2015.

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2014	2,171,357	$7.40	4.69	$1,668,621	921,095	$4.81	$6,770,049
Restricted shares granted	-	-	-	-	212,300	6.71	-
Options exercised	(28,963)	4.87	-	-	-	-	-
Restricted shares vested	-	-	-	-	(139,134)	5.94	-
Expired and forfeited	(22,275)	9.09	-	-	(8,917)	6.49	-
At June 30, 2015	2,120,119	$7.42	4.24	$1,363,286	985,344	$5.05	$7,094,479

Exercisable at June 30, 2015	2,106,785

At June 30, 2015, unrecognized compensation cost related to nonvested stock options of $29 thousand is expected to be recognized over a weighted-average period of 1.10 years. Total compensation expense for stock options was $5 thousand and $8 thousand for the three months ended June 30, 2015 and 2014, respectively. Total compensation expense for stock options was $16 thousand and $26 thousand for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, unrecognized compensation cost related to nonvested restricted shares of $2.5 million is expected to be recognized over a weighted-average period of 1.46 years. Total compensation expense for restricted shares was $284 thousand and $277 thousand for the three months ended June 30, 2015 and 2014, respectively. Total compensation expense for restricted shares was $574 thousand and $505 thousand for the six months ended June 30, 2015 and 2014, respectively.

Note 15 – Subsequent Event

Dividend Declaration

On July 22, 2015, the Company announced that its Board of Directors declared a quarterly dividend of $0.03 per common share, payable on August 19, 2015 to all common shareholders of record as of the close of business on August 5, 2015.

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

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 (the “2014 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: increases in expected costs or decreases in expected savings or difficulties related to merger integration matters; inability to identify and successfully negotiate and complete additional combinations with other potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to generate an adequate return on investment related to new branches or other hiring initiatives; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, opening of de novo branches, or otherwise; inability to capitalize on identified revenue enhancements or expense management opportunities; variability in the performance of covered loans and associated loss-share related expenses; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or failure of continued recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other-than-temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any government shutdown or debt ceiling impasses, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which would cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and six-month periods ended June 30, 2015. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $8.1 million, or $0.18 per share, for the six months ended June 30, 2015 compared to $7.0 million, or $0.16 per share, for the six months ended June 30, 2014. Changes in net income from the first six months of 2014 include a 13% increase in net interest income and a 17% increase in noninterest income, partially offset by a 10% increase in noninterest expense levels and a $696 thousand increase in provision for loan losses.

The Company reported adjusted net income, which excludes merger-related expenses and gain or loss on sale of securities, of $8.2 million, or $0.19 per share, for the six months ended June 30, 2015 compared to $7.3 million, or $0.16 per share, for the six months ended June 30, 2014. The increase in adjusted net income resulted from higher net interest and noninterest income, partially offset by the increase in provision for loan losses and noninterest expense, driven by organic growth and the acquisition of Provident Community.

Net interest margin was 3.81% for the six months ended June 30, 2015, representing a 15 basis point decrease from 3.96% for the six months ended June 30, 2014. This reduction resulted primarily from a 50 basis point decrease in yield on loans, due primarily to lower interest rates on new loans, offset by a 13 basis point decrease in the cost of interest-bearing liabilities, also due to lower interest rates.

Total assets increased $84.7 million, or 4%, to $2.44 billion at June 30, 2015, compared to total assets of $2.36 billion at December 31, 2014. Cash and equivalents decreased 14%, to fund organic loan growth, and total loans increased 5%, to $1.65 billion, due to continued success in origination efforts.

Asset quality remains a point of strength for the Company. Nonperforming loans decreased 3%, to $8.7 million at June 30, 2015, or 0.52% of total loans, compared to $8.9 million at December 31, 2014, or 0.56% of total loans. Nonperforming assets decreased to $18.4 million at June 30, 2015, or 0.75% of total assets, compared to $20.9 million at December 31, 2014, or 0.89% of total assets.

Total deposits increased 1.3%, to $1.87 billion at June 30, 2015, compared to $1.85 billion at December 31, 2014, reflecting strong results in both retail and commercial banking as the Company has continued to emphasize growing transaction account relationships. Total shareholders’ equity increased 1.7%, to $279.7 million at June 30, 2015 compared to $275.1 million at December 31, 2014, driven by retained earnings. The Company’s ratio of tangible common equity to tangible assets decreased to 9.99% at June 30, 2015 from 10.13% at December 31, 2014. The Company’s Tier 1 leverage ratio increased to 11.09% at June 30, 2015 from 10.17% at December 31, 2014, primarily due to beneficial changes under the BASEL III regulatory standard, which went into effect on January 1, 2015.

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

Consistent with our growth strategy, in June 2015, the Bank opened a second de novo branch in the greater Richmond market for which regulatory approval had been received earlier in the year. On May 1, 2014, the Company completed its acquisition of Provident Community, with Provident Community, a bank holding company headquartered in Rock Hill, South Carolina, being merged into the Company and Provident Community Bank, N.A. being merged into the Bank. The information in this Form 10-Q, including the information under this Item 2, is as of June 30, 2015 and does not reflect any changes in the business operations or financial condition of the Company after that date.

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

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, adjusted allowance for loan losses, adjusted net income, and adjusted noninterest expenses, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets, tangible common equity and tangible book value (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	June 30,	December 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$2,443,880	$2,359,230
Less: intangible assets	(39,462)	(40,157)
Tangible assets	$2,404,418	$2,319,073

Total common equity	$279,743	$275,105
Less: intangible assets	(39,462)	(40,157)
Tangible common equity	$240,281	$234,948

Tangible common equity	240,281	234,948
Divided by: tangible assets	2,404,418	2,319,073
Tangible common equity to tangible assets	9.99%	10.13%
Common equity to assets	11.45%	11.66%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$8,468	$8,262
Plus: acquisition accounting net FMV adjustments to acquired loans	31,159	35,419
Adjusted allowance for loan losses	$39,627	$43,681
Divided by: total loans (excluding LHFS)	1,657,463	1,580,693
Adjusted allowance for loan losses to total loans	2.39%	2.76%
Allowance for loan losses to total loans	0.51%	0.52%

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Adjusted net income
Pretax income (as reported)	$6,542	$5,186	$12,150	$10,221
Plus: merger-related expenses	167	594	289	675
(gain) loss on sale of securities	-	33	-	(243)
Adjusted pretax income	6,709	5,813	12,439	10,653
Tax expense	2,331	1,972	4,196	3,386
Adjusted net income	$4,378	$3,841	$8,243	$7,267

Divided by: weighted average diluted shares	44,301,895	44,213,802	44,287,424	44,240,105
Adjusted net income per share	$0.10	$0.09	$0.19	$0.16
Estimated tax rate	34.75%	33.93%	33.73%	31.78%

Adjusted noninterest expense
Noninterest expense	$18,232	$18,236	$37,371	$33,979
Less: merger-related expenses	(167)	(594)	(289)	(675)
Adjusted noninterest expense	$18,065	$17,642	$37,082	$33,304

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

At June 30, 2015, PCI loans represent loans acquired in connection with the acquisitions of Community Capital Corporation (“Community Capital”), Citizens South Banking Corporation (“Citizens South”) and Provident Community, that were deemed credit impaired. PCI loans that had been classified as nonperforming loans by these institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

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

As of June 30, 2015 and December 31, 2014, we had a net DTA in the amount of approximately $32.1 million and $35.6 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either June 30, 2015 or December 31, 2014.

Additional information regarding our income taxes is presented in Note 12 —Income Taxes to the 2014 Audited Financial Statements.

Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased $84.7 million to $2.44 billion at June 30, 2015 compared to total assets of $2.36 billion at December 31, 2014. During the six months, cash and interest-earning balances decreased $7.0 million, or 13.7%. Total loans increased $76.8 million, or 4.9%, to $1.65 billion at June 30, 2015 from $1.57 billion. Investment securities, which include available-for-sale and held-to-maturity securities, increased $22.7 million to $514.1 million at June 30, 2015 from $491.4 million at December 31, 2014.

Total liabilities of $2.16 billion at June 30, 2015 increased $80.0 million, or 3.8%, compared to total liabilities of $2.08 billion at December 31, 2014. Total deposits increased $23.6 million, or 1.3%, to $1.87 billion at June 30, 2015. Total borrowings increased $55.3 million, or 27.2%, to $258.9 million at June 30, 2015 from $203.6 million at December 31, 2014.

Total shareholders’ equity increased $4.6 million, or 1.7%, during the first six months to $279.7 million at June 30, 2015. This increase resulted from net income for the six months ended June 30, 2015 of $8.1 million and $585 thousand of share-based compensation expense, partially offset by a $225 thousand increase in accumulated other comprehensive loss, and $2.7 million of dividends on common stock. There were 28,963 stock options exercised during the first six months of 2015, resulting in total proceeds of $141 thousand. The Company repurchased 149,609 shares of common stock in open market transactions, at an average cost of $6.66 per share, for a total of $996 thousand and acquired 33,031 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

The following table presents selected ratios for the Company for the three and six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014:

Selected Ratios

	Three months ended		Six months ended		Twelve months
	June 30,		June 30,		ended
	(annualized)		(annualized)		December 31,
	2015	2014	2015	2014	2014
Return on Average Assets	0.71%	0.63%	0.68%	0.68%	0.59%

Return on Average Equity	6.10%	5.16%	5.81%	5.29%	4.78%

Period End Equity to Total Assets	11.45%	12.02%	11.45%	12.02%	11.66%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At June 30, 2015, investment securities totaled $514.1 million compared to $491.4 million at December 31, 2014. There were no sales of securities during the three or six months ended June 30, 2015.

At June 30, 2015, our available-for-sale investment portfolio had a net unrealized gain of $1.9 million compared to a $2.1 million net unrealized gain at December 31, 2014. The decrease in the unrealized gain is a result of fluctuations in market interest rates at period end. There were no securities with an unrealized loss deemed to be other-than-temporary at June 30, 2015 or December 31, 2014.

The “Volcker Rule” under the Dodd Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). At December 31, 2014, the Company held two investments in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $14.8 million, which were included in asset-backed securities and could be impacted by the Volcker Rule. The collateral eligibility language in one of the securities, with a fair value of $9.8 million, was amended during the first quarter of 2015 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investment in the remaining CLO, which had a net unrealized loss of $33,000 at June 30, 2015, currently would be prohibited under the Volcker Rule. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions prior to the expected July 21, 2017 deadline, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at June 30, 2015.

At June 30, 2015, we had $26.9 million in interest-bearing deposits at correspondent banks, of which $26.8 million was on deposit with the Federal Reserve Bank, compared to $34.4 million in interest-bearing deposits at correspondent banks at December 31, 2014. Our balances have decreased due to funding strong loan growth.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve in 2015 due to increasing new home sales in our primary markets. As of June 30, 2015, approximately 2% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $157.0 million as of June 30, 2015.

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

At June 30, 2015, total loans, net of deferred fees, increased $76.8 million compared to December 31, 2014. The Company’s metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina, Greenville and Charleston, South Carolina and Richmond, Virginia, reported a $78.6 million, or 19% annualized, increase in total loans from December 31, 2014 to $901.3 million at June 30, 2015, due to continued success in origination efforts. The community markets reported a $21.0 million, or 10% annualized, decrease in total loans from December 31, 2014 to $385.0 million at June 30, 2015, primarily due to more limited attractive lending opportunities. The Company’s central business units, which primarily include mortgage, builder finance, private banking and special assets, reported a $19.2 million, or 11% annualized, increase in total loans from December 31, 2014 to $371.2 million at June 30, 2015, as growth in mortgage, private banking and builder finance more than offset reductions in special asset loans, including covered loans. The composition of the portfolio shifted slightly from December 31, 2014. Total consumer loans increased slightly to 27.9% of total loans, with residential mortgages holding at 13.0%, home equity lines of credit decreasing to 9.5% from 9.8% of total, and other consumer loans increasing to 1.7% from 1.4% of total. The combination of commercial and industrial and owner-occupied real estate loans decreased to 31.4% from 32.1% of total loans, while investor owned commercial real estate increased slightly to 30.1%of total loans. AC&D loans increased to 10.1% of total loans from 9.9% of total loans.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of June 30, 2015 and December 31, 2014. Details of the seven environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

Allowance Allocation by Component

	June 30, 2015
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$682	8.05%	$712	8.41%	$-	0.00%
CRE - owner-occupied	-	0.00%	109	1.29%	971	11.47%	-	0.00%
CRE - investor income producing	-	0.00%	760	8.97%	1,277	15.08%	49	0.58%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	240	2.83%	-	0.00%
AC&D - lots, land & development	-	0.00%	-	0.00%	267	3.15%	-	0.00%
AC&D - CRE	-	0.00%	37	0.44%	633	7.48%	-	0.00%
Other commercial	-	0.00%	6	0.07%	54	0.64%	-	0.00%
Consumer:
Residential mortgage	45	0.53%	143	1.69%	464	5.48%	-	0.00%
Home equity lines of credit	282	3.33%	451	5.33%	627	7.40%	-	0.00%
Residential construction	-	0.00%	195	2.30%	186	2.20%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	278	3.28%	-	0.00%
	$327	3.86%	$2,383	28.14%	$5,709	67.42%	$49	0.58%

	December 31, 2014
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$44	0.53%	$737	8.92%	$764	9.25%	$-	0.00%
CRE - owner-occupied	18	0.22%	160	1.94%	539	6.52%	-	0.00%
CRE - investor income producing	57	0.69%	800	9.68%	952	11.52%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	222	2.69%	229	2.77%	-	0.00%
AC&D - lots, land, & development	11	0.13%	281	3.40%	292	3.53%	-	0.00%
AC&D - CRE	-	0.00%	36	0.44%	358	4.33%	-	0.00%
Other commercial	19	0.23%	4	0.05%	9	0.11%	-	0.00%
Consumer:
Residential mortgage	138	1.67%	101	1.22%	202	2.44%	-	0.00%
HELOC	382	4.62%	472	5.71%	785	9.50%	-	0.00%
Residential construction	4	0.05%	261	3.16%	270	3.27%	-	0.00%
Other loans to individuals	12	0.15%	8	0.10%	95	1.15%	-	0.00%

Total	$685	8.29%	$3,082	37.30%	$4,495	54.41%	$-	0.00%

The allowance for loan losses was $8.5 million, or 0.51% of total loans, at June 30, 2015 compared to $8.3 million, or 0.52% of total loans, at December 31, 2014. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

In the second quarter of 2015, management modified the methodology used for the determination of allowance for loan losses to collectively review impaired loans with a balance of less than or equal to $150 thousand. These loans are no longer individually reviewed for specific impairment but rather are reviewed on a pooled basis in a manner consistent with unimpaired loans with additional qualitative factors applied when necessary to reflect the additional risk characteristics of these loans. This change in methodology resulted in a decrease in specific reserves and an increase in quantitative and qualitative reserve components.

The increase in the allowance for loan losses was a function of an increase of $1.2 million in the qualitative component of the allowance primarily due to additional risk factors included for impaired loans less than or equal to $150 thousand now collectively reviewed for impairment as well as additional provision of $232 thousand recorded for the purchased performing pools. These increases were offset by a decrease of $701 thousand in the quantitative component of the allowance due primarily to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2011 are replaced with lower charge-off periods in 2015, partially offset by the increase in reserves for impaired loans less than or equal to $150 thousand now collectively reviewed and a decrease of $358 thousand in specific reserves as impaired loans less than or equal to $150 thousand are no longer specifically reviewed. Also included in the allowance for loan losses are $49 thousand in PCI reserves which reflect a $156 thousand impairment in several PCI pools during the quarter. There were no reserves related to PCI loans at December 31, 2014.

In accordance with GAAP, loans acquired from Community Capital, Citizens South and Provident Community were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At June 30, 2015, acquired loans comprised 26% of our total loans, compared to 32% at December 31, 2014. The ratio of the allowance for loan losses to total loans was 0.51% at June 30, 2015 and 0.52% at December 31, 2014. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 2.39% at June 30, 2015 and 2.76% at December 31, 2014. Adjusted allowance for loan losses to loans is a non-GAAP financial measure, which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both June 30, 2015 and December 31, 2014, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $18.4 million, or 0.75% of total assets at June 30, 2015 compared to $20.9 million or 0.89% of total assets at December 31, 2014. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $244 thousand, or 3%, to $8.7 million, or 0.52% of total loans at June 30, 2015, compared to $8.9 million, or 0.56% of total loans at December 31, 2014. Nonperforming assets at June 30, 2015 include $884 thousand of covered OREO representing 5% of total nonperforming assets at June 30, 2015, compared to $3.0 million of covered OREO representing 14% of total nonperforming assets at December 31, 2014.

It is our general policy to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal and interest will be collected, or when it is over 90 days past due. Nonaccrual loans decreased $40 thousand, or 1%, in the first six months of 2014 from $5.6 million at December 31, 2014 to $5.5 million at June 30, 2015. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At June 30, 2015, nonaccrual TDR loans were $482 thousand and had no recorded allowance. At December 31, 2014, nonaccrual TDR loans were $841 thousand and had a recorded allowance of $1 thousand. Accruing TDRs totaled $3.1 million and $3.2 million, respectively, at June 30, 2015 and December 31, 2014.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At June 30, 2015, we maintained “watch loans” totaling $30.6 million compared to $29.0 million at December 31, 2014. Approximately $10.9 million and $7.4 million of the watch loans at June 30, 2015 and December 31, 2014, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

2) Discounted cash flow method. This method is used when we believe that we will collect the loan primarily from cash flows generated by the borrower.

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

At June 30, 2015, OREO totaled $9.8 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $884 thousand of OREO covered under the FDIC loss share agreements. At December 31, 2014, OREO totaled $12.0 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total was $3.0 million of OREO covered under the FDIC loss share agreements. The Company currently expects 80% of losses and associated expenses on covered OREO to be reimbursed under its FDIC loss share agreements. Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $812,000 associated with the Bank of Hiawassee non-single family foreclosed assets was transferred from the covered portfolio to the non-covered portfolio.

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

Total deposits at June 30, 2015 were $1.87 billion, an increase of $23.6 million, or 1.3%, from December 31, 2014. Noninterest bearing demand deposits increased $26.1 million, or 8.1%, and represented 19% of total deposits at June 30, 2015. Money market, NOW and savings deposits increased $1.7 million, or 0.2%. Increases in these deposit types were the result of strong retail sales efforts. Non-brokered time deposits increased $1.2 million, or 0.3%, and brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, decreased $5.4 million, or 4%. The following is a summary of deposits at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(dollars in thousands)
Noninterest bearing demand deposits	$347,162	$321,019
Interest-bearing demand deposits	407,496	405,012
Money market deposits	432,337	435,922
Savings	86,615	83,820
Brokered deposits	136,343	141,771
Certificates of deposit and other time deposits	464,988	463,810
Total deposits	$1,874,941	$1,851,354

Total borrowings increased $55.3 million to $258.9 million at June 30, 2015 compared to $203.6 million at December 31, 2014. The increase in borrowings in 2015 was due to an additional $55 million in short-term advances from the FHLB to help fund significant loan growth. Borrowings at June 30, 2015 also include $23.9 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt related to trust preferred securities.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and six months ended June 30, 2015 and 2014:

Condensed Consolidated Statements of Income

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Change		2015	2014	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$22,458	$21,157	$1,301	6.1%	$44,643	$40,363	$4,280	10.6%
Gross interest expense	1,842	2,078	(236)	-11.4%	3,601	4,009	(408)	-10.2%
Net interest income	20,616	19,079	1,537	8.1%	41,042	36,354	4,688	12.9%

Provision for loan losses	134	(365)	499	-136.7%	314	(382)	696	-182.2%

Noninterest income	4,292	3,978	314	7.9%	8,793	7,464	1,329	17.8%
Noninterest expense	18,232	18,236	(4)	0.0%	37,371	33,979	3,392	10.0%
Net income before taxes	6,542	5,186	1,356	26.1%	12,150	10,221	1,929	18.9%

Income tax expense	2,273	1,760	513	29.1%	4,098	3,240	858	26.5%

Net income	$4,269	$3,426	$843	24.6%	$8,052	$6,981	$1,071	15.3%

Net Income. Net income for the three months ended June 30, 2015 was $4.3 million, compared to $3.4 million for the three months ended June 30, 2014. Changes in net income from the second quarter of 2014 include an 8% increase in net interest income, a 7% increase in noninterest income, and a slight decrease in noninterest expense levels. These increases were offset partially by a $499 thousand increase in provision for loan losses. Net income for the six months ended June 30, 2015, was $8.1 million compared to $7.0 million for the same period in 2014. This increase in net income is due to increases in net interest income and noninterest income, offset by an increase in noninterest expenses and provision for loan losses. Annualized return on average assets for the three-month periods ended June 30, 2015 and 2014 was 0.71% and 0.63%, respectively. Annualized return on average equity increased to 6.10% for the three-month period ended June 30, 2015 from 5.16% for the three-month period ended June 30, 2014. Annualized return on average assets for the six-month periods ended June 30, 2015 and 2014 was 0.68%. Annualized return on average equity increased to 5.81% for the six-month period ended June 30, 2015 from 5.29% for the six-month period ended June 30, 2014.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $20.6 million for the three-month period ended June 30, 2015 from $19.1 million for the three months ended June 30, 2014. The increase is primarily due to an increase in average interest earning assets, which represented organic growth. Net interest income increased to $41.0 million for the six-month period ended June 30, 2015 from $36.4 million for the six months ended June 30, 2014. The increase is again due to an increase in average interest earning assets, which represented organic growth as well as the acquisition of Provident Community.

Total average interest-earning assets increased to $2.2 billion in the three months ended June 30, 2015 compared to $1.9 billion in the three months ended June 30, 2014. Average balances of total interest-bearing liabilities increased to $1.8 billion in the three-month period ended June 30, 2015, compared to $1.6 billion in the same period in 2014. Our net interest margin decreased from 3.95% in the three-month period ended June 30, 2014 to 3.78% in the corresponding period in 2015. This decrease in net interest margin reflects primarily the lower interest rates on new loans, partially offset by a decrease in cost of interest-bearing liabilities.

Total average interest-earning assets increased to $2.2 billion for the six months ended June 30, 2015, from $1.9 billion for the same period in the previous year. Average balances of total interest-bearing liabilities increased to $1.8 billion in the six-month period ended June 30, 2015, compared to $1.5 billion for the same period in 2014. The increases in average balances are the result of the Provident Community merger and organic growth for the six-month period. Our net interest margin decreased from 3.96% in the six-month period ended June 30, 2014 to 3.81% in the corresponding period in 2015. The decrease in net interest margin reflects the lower interest rates on new loans.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,643,844	$19,667	4.80%	$1,397,158	$18,734	5.38%
Federal funds sold	730	-	0.00%	427	-	0.00%
Taxable investment securities	474,807	2,508	2.11%	416,187	2,152	2.07%
Tax-exempt investment securities	13,960	143	4.10%	12,809	133	4.15%
Nonmarketable equity securities	12,177	122	4.02%	5,697	85	5.98%
Other interest-earning assets	39,921	18	0.18%	106,181	53	0.20%

Total interest-earning assets	2,185,439	22,458	4.12%	1,938,459	21,157	4.38%

Allowance for loan losses	(8,895)			(9,588)
Cash and due from banks	16,356			17,856
Premises and equipment	58,912			58,347
Other assets	154,859			163,840

Total assets	$2,406,671			$2,168,914

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$411,806	$71	0.07%	$333,130	$87	0.10%
Savings and money market	525,359	405	0.31%	515,943	473	0.37%
Time deposits - core	458,139	632	0.55%	488,936	693	0.57%
Brokered deposits	133,981	176	0.53%	154,520	190	0.49%
Total interest-bearing deposits	1,529,285	1,284	0.34%	1,492,529	1,443	0.39%
Short-term borrowings	148,901	76	0.20%	5,462	1	0.07%
Long-term FHLB borrowings	55,000	131	0.96%	55,000	128	0.93%
Subordinated debt	23,833	351	5.91%	27,094	506	7.49%
Total borrowed funds	227,734	558	0.98%	87,556	635	2.91%

Total interest-bearing liabilities	1,757,019	1,842	0.42%	1,580,085	2,078	0.53%

Net interest rate spread		20,616	3.70%		19,079	3.85%

Noninterest-bearing demand deposits	338,092			298,313
Other liabilities	30,884			24,212
Shareholders' equity	280,676			266,304

Total liabilities and shareholders' equity	$2,406,671			$2,168,914

Net interest margin			3.78%			3.95%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.
(3) Yield/rate calculated on Actual/Actual day count basis, except for yeild on investments which is calculated on a 30/360 day count basis.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,623,279	$38,778	4.82%	$1,351,412	$35,660	5.32%
Federal funds sold	596	-	0.00%	437	-	0.00%
Taxable investment securities	477,255	5,299	2.22%	399,990	4,123	2.06%
Tax-exempt investment securities	13,409	281	4.19%	14,194	355	5.00%
Nonmarketable equity securities	12,371	249	4.06%	5,746	151	5.30%
Other interest-earning assets	43,887	36	0.17%	80,015	74	0.19%

Total interest-earning assets	2,170,797	44,643	4.15%	1,851,794	40,363	4.40%

Allowance for loan losses	(8,633)			(9,477)
Cash and due from banks	16,646			16,127
Premises and equipment	59,133			57,147
Other assets	157,207			157,718

Total assets	$2,395,150			$2,073,309

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$409,863	$139	0.07%	$312,865	$150	0.10%
Savings and money market	521,374	800	0.31%	489,349	941	0.39%
Time deposits - core	459,713	1,220	0.54%	462,806	1,377	0.60%
Brokered deposits	137,254	352	0.52%	160,421	354	0.44%
Total interest-bearing deposits	1,528,204	2,511	0.33%	1,425,441	2,822	0.40%
Short-term borrowings	53,950	152	0.57%	55,265	255	0.93%
Long-term FHLB borrowings	150,055	259	0.35%	-	-	0.00%
Subordinated debt	23,749	679	5.77%	27,823	932	6.76%
Total borrowed funds	227,754	1,090	0.97%	83,088	1,187	2.88%

Total interest-bearing liabilities	1,755,958	3,601	0.41%	1,508,529	4,009	0.54%

Net interest rate spread		41,042	3.73%		36,354	3.86%

Noninterest-bearing demand deposits	328,805			275,715
Other liabilities	30,951			23,145
Shareholders' equity	279,436			265,920

Total liabilities and shareholders' equity	$2,395,150			$2,073,309

Net interest margin			3.81%			3.96%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.
(3) Yield/rate calculated on Actual/Actual day count basis, except for yeild on investments which is calculated on a 30/360 day count basis.

Provision for Loan Losses. Our provision for loan losses increased $499 thousand to a provision of $134 thousand during the three months ended June 30, 2015, compared to a $365 thousand release during the corresponding period in 2014. Included in the loan loss provision for the first quarter of 2015 was a $156 thousand impairment associated with PCI pools.

Our provision for loan losses increased $696 thousand, or 182%, to a provision of $314 thousand during the six months ended June 30, 2015, from a $382 thousand release during the corresponding period in 2014. Included in the loan loss provision for the first six months of 2015 was a net impairment of $156 thousand associated with PCI pools and a net $180 thousand provision on our originated portfolio due to organic loan growth.

We had $327 thousand in net charge-offs during the three months ended June 30, 2015 compared to net recoveries of $460 thousand during the corresponding period in 2014. We had $179 thousand in net charge-offs during the six months ended June 30, 2015 compared to net recoveries of $1.2 million during the corresponding period in 2014. There were $156 thousand in charge-offs in excess of fair market value adjustments on PCI loans during the three and six months ended June 30, 2015, compared to no charge-offs on PCI loans for the same period in 2014.

Noninterest Income. The following table presents components of noninterest income for the three and six months ended June 30, 2015 and 2014:

Noninterest Income

	Three months ended				Six months ended
	June 30,				June 30,
	2015	2014	Change		2015	2014	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,107	$1,001	$106	10.6%	$2,126	$1,634	$492	30.1%
Income from fiduciary activities	774	642	132	20.6%	1,506	1,320	186	14.1%
Commissions and fees from investment brokerage	132	131	1	0.8%	262	228	34	14.9%
Income from capital markets	394	35	359	1025.7%	792	35	757	2162.9%
Gain (loss) on sale of securities available for sale	-	(33)	33	-100.0%	-	243	(243)	-100.0%
ATM and card income	629	726	(97)	-13.4%	1,323	1,274	49	3.8%
Mortgage banking income	956	653	303	46.4%	1,907	897	1,010	112.6%
Income from bank-owned life insurance	553	525	28	5.3%	1,321	1,645	(324)	-19.7%
Amortization of indemnification asset	(209)	(606)	397	-65.5%	(514)	(859)	345	-40.2%
Loss share true-up liability expense	44	(132)	176	-133.3%	(45)	(362)	317	-87.6%
Other noninterest income (expense)	(88)	1,036	(1,124)	-108.5%	115	1,409	(1,294)	-91.8%

Total noninterest income	$4,292	$3,978	$314	7.9%	$8,793	$7,464	$1,329	17.8%

Noninterest income increased $314 thousand, or 8%, for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Noteworthy changes among categories include (i) a $106 thousand increase in service charges on deposit accounts; (ii) a $132 thousand increase in income from fiduciary activities; (iii) $359 thousand increase in capital markets income primarily due to customer-related interest rate hedging activity; (iv) a $303 thousand increase in mortgage banking income due to higher activity in loan closings and the period end pipeline; and (v) a $574 thousand decrease in amortization of the indemnification asset and true-up liability expense related to the loss share agreements with the FDIC. Income from ATM and card activity decreased $97 thousand and other noninterest income decreased $1.1 million. Other noninterest income for the three months ended June 30, 2015 included a $196 thousand reduction of capital on certain limited partnership investments based on final 2014 partnership documentation received while the second quarter of 2014 included a $936 thousand gain from the sale of MasterCard Class A shares.

Noninterest income increased $1.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Noteworthy changes among categories include (i) a $492 thousand increase in service charges on deposit accounts, as a direct contribution of the Provident Community merger; (ii) a $186 thousand increase in income from fiduciary activities; (iii) a $757 thousand increase in capital markets income primarily due to customer-related interest rate hedging activity; (iv) a $1.0 million increase in mortgage banking income due to increased activity in loan closings and the period end pipeline; (v) a $662 thousand decrease in amortization of indemnification assets and true-up liability expense related to the loss share agreements with the FDIC; (vi) a $324 thousand decrease in income from bank-owned life insurance due primarily to decreased death benefits received in 2015 as compared to 2014; and (vii) a $1.2 million decrease in other noninterest income primarily as a result of the sale of MasterCard shares for $936 thousand in the first quarter of 2014 and a $196 thousand reduction of capital on certain limited partnership investments based on final 2014 partnership documentation received in the second quarter of 2015.

Noninterest Expense. The following table presents components of noninterest expense for the three and six months ended June 30, 2015 and 2014:

Noninterest Expense

	Three months ended				Six months ended
	June 30,				June 30,
	2015	2014	Change		2015	2014	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$10,021	$9,684	$337	3.5%	$20,452	$18,912	$1,540	8.1%
Occupancy and equipment	2,491	2,249	242	10.8%	5,046	4,254	792	18.6%
Advertising and promotion	304	223	81	36.3%	678	456	222	48.7%
Legal and professional fees	660	1,122	(462)	-41.2%	1,458	1,783	(325)	-18.2%
Deposit charges and FDIC insurance	433	368	65	17.7%	825	608	217	35.7%
Data processing and outside service fees	1,640	1,544	96	6.2%	3,288	2,890	398	13.8%
Communication fees	541	538	3	0.6%	1,119	974	145	14.9%
Core deposit intangible amortization	347	317	30	9.5%	695	574	121	21.1%
Net cost of operation of other real estate owned	232	206	26	12.6%	267	259	8	3.1%
Loan and collection expense	242	304	(62)	-20.4%	396	592	(196)	-33.1%
Postage and supplies	116	170	(54)	-31.8%	265	345	(80)	-23.2%
Other noninterest expense	1,205	1,511	(306)	-20.3%	2,882	2,332	550	23.6%

Total noninterest expense	$18,232	$18,236	$(4)	0.0%	$37,371	$33,979	$3,392	10.0%

Total noninterest expense remained flat at $18.2 million for the three months ended June 30, 2015, compared to the corresponding period in 2014. Excluding merger-related expenses of $167 thousand and $594 thousand for the three-month periods ended June 30, 2015 and 2014, respectively, noninterest expense increased $423 thousand for the three months ended June 30, 2015, compared to the corresponding period in the prior year. Total noninterest expense increased to $37.4 million for the six months ended June 30, 2015, an increase of 10% from $34.0 million for the corresponding period in 2014. Excluding merger-related expenses of $289 thousand and $675 thousand for the six-month periods ended June 30, 2015 and 2014, respectively, noninterest expense increased $3.8 million, or 11%, for the six months ended June 30, 2015, compared to the corresponding period in the prior year. Adjusted noninterest expense, which excludes merger-related expenses, is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Three-month comparison and analysis

Salaries and employee benefits expenses increased $337 thousand, or 3.5%, to $10.0 million for the three months ended June 30, 2015, compared to $9.7 million in the comparable period of 2014, primarily due to a full quarter of expense from Provident Community, as well as $116,000 of severance expense recorded in the second quarter of 2015 related to staff reductions across various business units. Total full-time equivalents decreased to 503 at June 30, 2015 from 541 at June 30, 2014. Compensation expense for share-based compensation plans was $290 thousand in the second quarter of 2015 compared to $285 thousand in the comparable period of 2014.

Other notable variances during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 include (i) an increase in occupancy and equipment expense of $242 thousand or 10.8%; (ii) a decrease in legal and professional fees of $462 thousand, or 41.2%, to $660 thousand in the first quarter of 2015 as the prior year included fees related to the Provident Community acquisition; and (iii) an increase in data processing fees of $96 thousand, or 6.2%. These increases were related to the acquisition of Provident Community, as well as organic growth. Other noninterest expense decreased $306 thousand, or 20.3%, due to a $129 thousand recovery related to bank card charge-offs recorded in the first quarter of 2015.

Six-month comparison and analysis

Salaries and employee benefits expenses increased $1.5 million, or 8.1%, to $20.5 million in the six months ended June 30, 2015 compared to $18.9 million in the comparable period of 2014. These increases are primarily due to hiring initiatives designed to drive future organic growth opportunities and severance expense recorded in 2015.

Other notable changes between categories during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 include (i) an increase in occupancy and equipment expense of $792 thousand, or 18.6%, to $5.0 million primarily due to the addition of the new Richmond branch and the acquisition of Provident Community; (ii) an increase in advertising and promotion expense of $222 thousand, or 48.7%; (iii) a decrease in legal and professional fees of $325 thousand, or 18.2%, as the prior year included fees related to the Provident Community acquisition; (iv) an increase in FDIC insurance of $217 thousand, or 35.7%, to $825 thousand; (v) an increase in data processing fees of $398 thousand, or 13.8%; (vi) an increase in communications fees of $107 thousand, or 10.6%, (vii) an increase in core deposit intangible amortization of $121 thousand, or 21.1%; (vii) a decrease in loan and collection expense of $196 thousand, or 33.1%; and (viii) a $550 thousand, or 23.6%, increase in other noninterest expense. These increases were primarily related to the acquisition of Provident Community, as well as organic growth.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended June 30, 2015, we recognized income tax expense of $2.2 million compared to income tax expense of $1.8 million for the same period in 2014. The effective tax rate for the three months ended June 30, 2015 is 34.74% compared to 33.94% for the same period in 2014. The change in the effective tax rate was due to the true-up of a tax credit recorded for the first six months of 2015.

For the six months ended June 30, 2015, we recognized income tax expense of $4.1 million compared to income tax expense of $3.2 million for the same period in 2014. The effective tax rate for the six months ended June 30, 2015 is 33.73% compared to 31.70% for the same period in 2014. The change in the effective tax rate for the six-month periods was due to the amount of death benefits received on bank-owned life insurance relative to the size of pre-tax income in 2014.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at June 30, 2015 was 18.89% compared to 19.55% at December 31, 2014. Both ratios exceeded our minimum internal target of 10%. In addition, at June 30, 2015, we had $209.4 million of credit available from the FHLB, $234.9 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At June 30, 2015, we had $372.2 million of pre-approved but unused lines of credit, $7.8 million of standby letters of credit and $617 thousand of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at June 30, 2015 was $279.7 million, compared to $275.1 million at December 31, 2014. The $4.6 million increase was the result of net income of $8.1 million for the six months ended June 30, 2015, $585 thousand of net share-based compensation and $141 thousand in proceeds from the exercise of stock options. These increases were partially offset by a $225 thousand decline in accumulated other comprehensive income (loss) from unrealized securities gains, the repurchase of 149,609 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program and the acquisition of 33,031 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

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

At June 30, 2015, under the new regulations in effect on January 1, 2015, both the Company and the Bank were “well capitalized”. During the six months ended June 30, 2015, the Company’s and Bank’s regulatory capital ratios were positively impacted by phase-in provisions related to certain intangibles, deferred tax assets and deferred tax liabilities. At December 31, 2014, the Company and the Bank were “well capitalized” under the standards in effect at that time. Actual and required capital levels at June 30, 2015 and December 31, 2014 are presented below:

	Capital Ratios at June 30, 2015
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$258,254	13.95%	$148,109	8.00%	$194,393	10.50%	$185,137	10.00%
Tier 1 capital (to risk-weighted assets)	249,677	13.49%	111,1082	6.00%	157,366	8.50%	148,109	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	249,677	13.49%	83,311	4.50%	129,596	7.00%	120,339	6.50%
Tier 1 capital (to average assets)	249,677	10.60%	94,195	4.00%	94,195	4.00%	117,743	5.00%
Risk Weighted Assets	1,851,365
Average Assets for Tier 1	2,354,869

The Company
Total capital (to risk-weighted assets)	$270,173	14.58%	$148,246	8.00%	$194,573	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	261,596	14.12%	111,188	6.00%	157,511	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	245,328	13.24%	83,388	4.50%	129,715	7.00%	N/A	N/A
Tier 1 capital (to average assets)	261,596	11.09%	94,376	4.00%	94,376	4.00%	N/A	N/A
Risk Weighted Assets	1,853,076
Average Assets for Tier 1	2,359,401

	Capital Ratios at December 31, 2014
	Actual		For Capital Adequacy Purposes		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$224,579	13.11%	$137,089	8.00%	$171,361	10.00%
Tier 1 capital (to risk-weighted assets)	216,110	12.61%	68,544	4.00%	102,817	6.00%
Tier 1 capital (to average assets)	216,110	9.56%	90,394	4.00%	112,993	5.00%
Risk Weighted Assets	1,713,612
Average Assets for Tier 1	2,259,856

The Company
Total capital (to risk-weighted assets)	$239,557	13.95%	$137,360	8.00%	171,700	10.00%
Tier 1 capital (to risk-weighted assets)	231,088	13.46%	68,680	4.00%	103,020	6.00%
Tier 1 capital (to average assets)	231,088	10.17%	90,931	4.00%	113,664	5.00%
Risk Weighted Assets	1,717,003
Average Assets for Tier 1	2,273,275

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 16 - Off-Balance Sheet Risk of the 2014 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2015 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” presented our 2014 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2014 Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended June 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from April 1, 2015 through April 30, 2015	26,118	$6.89	11,796	2,184,404

Repurchases from May 1, 2015 through May 31, 2015	121,487	6.65	112,738	2,071,666

Repurchases from June 1, 2015 through June 30, 2015	21,570	6.67	21,275	2,050,391

Total	169,175	$6.69	145,809	2,050,391

(1)

Included in the total number of shares purchased are 14,322, 8,749, and 295 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in April, May and June, respectively.

(2)

On October 29, 2014, the board of directors approved a new share repurchase program, which will expire on November 1, 2016, to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors. The new share repurchase program replaces the prior share repurchase program which expired on November 1, 2014.

During the three months ended June 30, 2015, the Company did not have any unregistered sales of equity securities.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: August 7, 2015	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: August 7, 2015	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended. incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 9, 2014

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934