Form 10-Q
period 2015-09-30
Park Sterling Corp
filed 2015-10-29
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 27, 2015, the registrant had outstanding 44,861,405 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2015	2014*
ASSETS

Cash and due from banks	$16,096	$16,549
Interest-earning balances at banks	41,230	34,356
Federal funds sold	920	485
Investment securities available-for-sale, at fair value	401,820	375,683
Investment securities held-to-maturity (fair value of $112,000 and $117,627 at September 30, 2015 and December 31, 2014, respectively)	109,072	115,741
Nonmarketable equity securities	11,377	11,532
Loans held for sale	5,145	11,602
Loans:
Non-covered	1,681,227	1,538,354
Covered	18,897	42,339
Less allowance for loan losses	(8,742)	(8,262)
Net loans	1,691,382	1,572,431

Premises and equipment, net	56,948	59,247
Bank-owned life insurance	58,286	57,712
Deferred tax asset	29,711	35,696
Other real estate owned - noncovered	7,087	8,979
Other real estate owned - covered	1,056	3,011
Goodwill	29,197	29,197
FDIC indemnification asset	1,190	3,964
Core deposit intangible	9,918	10,960
Accrued interest receivable	4,959	4,467
Other assets	9,740	7,618

Total assets	$2,485,134	$2,359,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$370,815	$321,019
Interest-bearing	1,576,043	1,530,335
Total deposits	1,946,858	1,851,354

Short-term borrowings	130,000	125,000
Long-term borrowings	55,000	55,000
Subordinated debt	24,092	23,583
Accrued interest payable	406	398
Accrued expenses and other liabilities	44,573	28,790
Total liabilities	2,200,929	2,084,125

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 44,909,447 and 44,859,798 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	44,909	44,860
Additional paid-in capital	222,587	222,819
Retained earnings	17,692	8,901
Accumulated other comprehensive loss	(983)	(1,475)
Total shareholders' equity	284,205	275,105

Total liabilities and shareholders' equity	$2,485,134	$2,359,230

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$19,475	$19,725	$58,253	$55,385
Federal funds sold	1	1	1	1
Taxable investment securities	2,636	2,597	7,935	6,720
Tax-exempt investment securities	152	138	433	493
Nonmarketable equity securities	142	103	391	254
Interest on deposits at banks	23	22	60	96
Total interest income	22,429	22,586	67,073	62,949

Interest expense
Money market, NOW and savings deposits	654	570	1,706	1,732
Time deposits	841	771	2,299	2,430
Short-term borrowings	90	1	241	3
Long-term borrowings	134	162	394	416
Subordinated debt	348	350	1,027	1,282
Total interest expense	2,067	1,854	5,667	5,863
Net interest income	20,362	20,732	61,406	57,086

Provision for loan losses	-	(484)	314	(866)
Net interest income after provision for loan losses	20,362	21,216	61,092	57,952

Noninterest income
Service charges on deposit accounts	1,370	1,137	3,495	2,771
Income from fiduciary activities	821	698	2,327	2,018
Commissions and fees from investment brokerage	126	85	388	313
Income from capital markets	238	364	1,030	399
Gain (loss) on sale of securities available for sale	54	(63)	54	180
ATM and card income	537	631	1,860	1,905
Mortgage banking income	700	822	2,607	1,719
Income from bank-owned life insurance	1,058	552	2,379	2,197
Amortization of indemnification asset	(87)	(1,107)	(601)	(1,966)
Loss share true-up liability expense	(75)	(238)	(120)	(599)
Other noninterest income	185	257	301	1,665
Total noninterest income	4,927	3,138	13,720	10,602

Noninterest expense
Salaries and employee benefits	9,952	10,240	30,404	29,152
Occupancy and equipment	2,591	3,527	7,638	7,781
Advertising and promotion	313	564	991	1,020
Legal and professional fees	472	887	1,930	2,670
Deposit charges and FDIC insurance	401	441	1,226	1,049
Data processing and outside service fees	1,668	1,907	4,956	4,797
Communication fees	501	480	1,619	1,454
Core deposit intangible amortization	347	347	1,042	921
Net cost of operation of other real estate owned	163	343	430	602
Loan and collection expense	151	298	547	890
Postage and supplies	123	176	389	521
Other noninterest expense	1,737	1,438	4,619	3,770
Total noninterest expense	18,419	20,648	55,791	54,627

Income before income taxes	6,870	3,706	19,021	13,927

Income tax expense	2,092	1,254	6,190	4,494

Net income	$4,778	$2,452	$12,831	$9,433

Basic earnings per common share	$0.11	$0.06	$0.29	$0.21

Diluted earnings per common share	$0.11	$0.06	$0.29	$0.21

Dividends per common share	$0.03	$0.02	$0.09	$0.06

Weighted-average common shares outstanding
Basic	43,934,909	43,910,365	43,949,557	43,919,481
Diluted	44,287,019	44,233,532	44,294,191	44,224,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$4,778	$2,452	$12,831	$9,433

Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	2,853	(1,457)	2,688	7,565
Change in net unrealized gain (loss) on securities transferred to held to maturity	73	77	282	(2,132)
Reclassification adjustment for net (gains) losses recognized in net income	(54)	63	(54)	(180)
Total securities available for sale and transferred securities	2,872	(1,317)	2,916	5,253

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(1,845)	108	(2,455)	(1,990)
Reclassification adjustment for interest payments	104	107	311	318
Total derivatives	(1,741)	215	(2,144)	(1,672)

Other comprehensive income (loss), before tax	1,131	(1,102)	772	3,581

Deferred tax expense (benefit) related to other comprehensive income (loss)	415	(416)	280	1,307

Other comprehensive income (loss), net of tax	716	(686)	492	2,274

Total comprehensive income	$5,494	$1,766	$13,323	$11,707

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

 (Dollars in thousands)

	Nine Months Ended September 30, 2015 and 2014

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings (Deficit)	Loss	Equity

Balance at December 31, 2013	44,730,669	$44,731	$222,559	$(405)	$(4,802)	$262,083

Shares issued	252	-	-	-	-	-

Issuance of restricted stock grants	236,900	237	(237)	-	-	-

Forfeitures of restricted stock grants	(6,000)	(6)	6	-	-	-

Exercise of stock options	43,618	44	154	-	-	198

Share-based compensation expense	-	-	845	-	-	845

Common stock repurchased or reacquired	(154,626)	(155)	(857)	-	-	(1,012)

Dividends on common stock	-	-	-	(2,687)	-	(2,687)

Net income	-	-	-	9,433	-	9,433

Other comprehensive income	-	-	-	-	2,274	2,274

Balance at September 30, 2014	44,850,813	$44,851	$222,470	$6,341	$(2,528)	$271,134

Balance at December 31, 2014	44,859,798	$44,860	$222,819	$8,901	$(1,475)	$275,105

Shares issued	1,182	1	(1)	-	-	-

Issuance of restricted stock grants	215,300	215	(215)	-	-	-

Forfeitures of restricted stock grants	(16,584)	(17)	17	-	-	-

Exercise of stock options	37,848	38	147	-	-	185

Share-based compensation expense	-	-	898	-	-	898

Common stock repurchased or reacquired	(188,097)	(188)	(1,078)	-	-	(1,266)

Dividends on common stock	-	-	-	(4,040)	-	(4,040)

Net income	-	-	-	12,831	-	12,831

Other comprehensive income	-	-	-	-	492	492

Balance at September 30, 2015	44,909,447	$44,909	$222,587	$17,692	$(983)	$284,205

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$12,831	$9,433
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(5,236)	(7,169)
Net amortization on investments	1,611	1,521
Other depreciation and amortization	8,110	7,309
Provision (release) for loan losses	314	(866)
Share-based compensation expense	898	845
Deferred income taxes	5,988	4,823
Amortization of FDIC indemnification asset	601	1,966
Net gains on sales of investment securities available-for-sale	(54)	(180)
Net gains on sales of loans held for sale	(1,328)	(674)
Net losses on sales of fixed assets	946	398
Net gains on sales of other repossesed assets	-	(96)
Net gains on sales of other real estate owned	(284)	(235)
Writedowns on other real estate owned	581	343
Income from bank-owned life insurance	(2,379)	(2,197)
Proceeds from loans held for sale	80,238	43,076
Disbursements for loans held for sale	(72,453)	(44,344)
Change in assets and liabilities:
(Increase) decrease in FDIC indemnification asset	231	(198)
(Increase) decrease in accrued interest receivable	(492)	427
Increase in other assets	(2,704)	(357)
Increase (decrease) in accrued interest payable	8	(1,588)
Increase in accrued expenses and other liabilities	13,679	3,729
Net cash provided by operating activities	41,106	15,966

Cash flows from investing activities
Net increase in loans	(122,185)	(153,168)
Purchases of premises and equipment	(2,658)	(3,629)
Proceeds from sales of premises and equipment	1,363	138
Purchases of investment securities available-for-sale	(71,167)	(148,812)
Purchases of investment securities held-to-maturity	(4,958)	(10,447)
Proceeds from sales of investment securities available-for-sale	3,095	160,749
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	43,073	39,007
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	11,566	3,442
Proceeds from life insurance death benefit	1,568	651
FDIC payment of recoverable covered asset losses	1,942	3,179
Proceeds from sale of other real estate owned	8,514	10,761
Net (purchases) redemptions of nonmarketable equity securities	155	(878)
Acquisitions, net of cash acquired	-	59,045
Net cash used by investing activities	(129,692)	(39,962)

Cash flows from financing activities
Net increase (decrease) in deposits	95,563	349
Net repayments of long-term borrowings	-	(48,310)
Net advances in short-term borrowings	5,000	79,244
Exercise of stock options	185	198
Repurchase of common stock	(1,266)	(1,012)
Dividends on common stock	(4,040)	(2,687)
Net cash provided by financing activities	95,442	27,782

Net increase in cash and cash equivalents	6,856	3,786

Cash and cash equivalents, beginning	51,390	55,067

Cash and cash equivalents, ending	$58,246	$58,853

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,659	$5,890
Cash paid for income taxes	400	270

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,828	$3,320
Change in unrealized loss on cash flow hedge, net of tax	(1,336)	(1,046)
Securities available-for-sale transferred to held-to-maturity	-	58,972
Loans transferred to other real estate owned	4,964	6,651

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At September 30, 2015 and December 31, 2014, the Company’s primary operations and business were that of owning the Bank.

On September 30, 2015, the Company and First Capital Bancorp, Inc. (“First Capital”) entered into an Agreement and Plan of Merger, pursuant to which First Capital will be merged with and into the Company, with the Company as the surviving entity. The merger has been approved by the board of directors of each company and is subject to customary closing conditions, including regulatory approval and shareholder approval from First Capital. Under the terms of the merger agreement, if the merger is completed, First Capital common shareholders will have the right to receive either $5.54 in cash or 0.7748 Park Sterling shares for each First Capital share they hold, subject to the limitation that the total consideration for shareholders will consist of 30.0% in cash and 70.0% in Park Sterling shares. First Capital warrant holders will have the right to receive either $1.77 in cash or 0.24755 Park Sterling shares for each First Capital warrant they hold, subject to the limitation that the total consideration for warrant holders will consist of 30.0% in cash and 70.0% in Park Sterling shares; and each outstanding option to purchase shares of First Capital common stock will be converted into the right to receive cash equal to the product of (a) $5.54 minus the per share exercise price of such option, and (b) the number of shares of First Capital common stock subject to the option.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. Operating results for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

In September 2015, the FASB issued Accounting Standards Update 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015. The Company does not expect this guidance to have a material effect on its financial statements.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The assets acquired and liabilities assumed from Provident Community were recorded at their fair value as of the closing date of the merger. Fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values became available. Goodwill of $3.4 million was initially recorded at the time of the acquisition. As a result of refinements to the fair value mark on loans, other real estate owned (“OREO”), other assets and other liabilities, goodwill as indicated below is $2.7 million. The following table summarizes the consideration paid by the Company in the merger with Provident Community and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded	Fair Value and Other
	by	Merger Related	As Recorded
	Provident Community	Adjustments	by the Company
Consideration Paid
Cash			$1,397
Fair value of non-controlling interest			5,096

Fair Value of Total Consideration Transferred			$6,493

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$65,538	$-	$65,538
Securities	124,035	-	124,035
Nonmarketable equity securities	2,948	-	2,948
Loans held for sale	390	-	390
Loans, net of allowance	112,412	(6,797)	105,615
Premises and equipment	3,150	32	3,182
Core deposit intangibles	-	3,600	3,600
Interest receivable	748	(3)	745
Other real estate owned	3,666	(702)	2,964
Bank owned life insurance	8,536	-	8,536
Deferred tax asset	1,628	4,901	6,529
Other assets	1,438	(248)	1,190

Total assets acquired	$324,489	$783	$325,272

Deposits	$264,281	$177	$264,458
Federal Home Loan Bank advances	37,500	3,915	41,415
Junior Subordinated Debt	12,372	(4,558)	7,814
Short term borrowings	4,760	-	4,760
Other liabilities	2,087	985	3,072

Total liabilities assumed	$321,000	$519	$321,519

Total identifiable assets	$3,489	$264	$3,753

Goodwill resulting from acquisition			$2,740

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at September 30, 2015 and December 31, 2014 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015
Securities available-for-sale:
U.S. Government agencies	$505	$16	$-	$521
Municipal securities	14,551	777	-	15,328
Residential agency pass-through securities	135,676	2,864	(19)	138,521
Residential collateralized mortgage obligations	158,555	1,878	(373)	160,060
Commercial mortgage-backed securities	4,886	10	-	4,896
Asset-backed securities	80,198	151	(617)	79,732
Corporate and other securities	1,458	62	-	1,520
Equity securities	1,250	-	(8)	1,242
Total securities available-for-sale	$397,079	$5,758	$(1,017)	$401,820

Securities held-to-maturity:
Residential agency pass-through securities	$42,871	$1,272	$(10)	$44,133
Residential collateralized mortgage obligations	7,919	229	-	8,148
Commercial mortgage-backed obligations	54,333	60	(291)	54,102
Asset-backed securities	5,722	-	(105)	5,617
Total securities held-to-maturity	$110,845	$1,561	$(406)	$112,000

December 31, 2014
Securities available-for-sale:
U.S. Government agencies	$508	$29	$-	$537
Municipal securities	11,955	896	-	12,851
Residential agency pass-through securities	144,955	2,156	(96)	147,015
Residential collateralized mortgage obligations	144,773	625	(1,318)	144,080
Commercial mortgage-backed securities	4,974	-	(106)	4,868
Asset-backed securities	61,833	-	(783)	61,050
Corporate and other securities	3,328	242	-	3,570
Equity securities	1,250	462	-	1,712
Total securities available-for-sale	$373,576	$4,410	$(2,303)	$375,683

Securities held-to-maturity:
Residential agency pass-through securities	$43,331	$1,123	$-	$44,454
Residential collateralized mortgage obligations	8,440	124	-	8,564
Commercial mortgage-backed obligations	60,783	-	(2,041)	58,742
Asset-backed securities	5,978	-	(111)	5,867
Total securities held-to-maturity	$118,532	$1,247	$(2,152)	$117,627

In the second quarter of 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2015 and December 31, 2014 totaled $1.8 million and $2.1 million, respectively. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $54.3 million is higher than the $52.6 million carrying value of the securities as of September 30, 2015. There were no transfers of securities from available-for-sale to held-to-maturity during the three and nine months ended September 30, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At September 30, 2015 and December 31, 2014, investment securities with a fair market value of $153.8 million and $162.8 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At September 30, 2015 and December 31, 2014, commercial MBS include $51.4 million and $56.8 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

At September 30, 2015 and December 31, 2014, asset-backed securities include a $5.7 million and $6.0 million security, respectively, that in each case is approximately 45% collateralized by the Federal family education loan program and 55% collateralized by a private student loan program.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the U.S. government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

	September 30, 2015
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
U.S. Government agencies
Due within one year	$505	$521
Municipal securities
Due after five years through ten years	3,603	3,683
Due after ten years	10,948	11,645
Residential agency pass-through securities
Due after five years through ten years	16,290	16,814
Due after ten years	119,386	121,707
Residential collateralized mortgage obligations
Due after five years through ten years	16,803	17,051
Due after ten years	141,752	143,009
Commercial mortgage-backed obligations
Due after one year through five years	4,886	4,896
Asset-backed securities
Due after five years through ten years	25,106	25,105
Due after ten years	55,092	54,627
Corporate and other securities
Due after ten years	1,458	1,520
Equity securities
No maturity	1,250	1,242
Total securities available-for-sale	$397,079	$401,820

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$42,871	$44,133
Residential collateralized mortgage obligations
Due after ten years	7,919	8,148
Commercial mortgage-backed obligations
Due after five years through ten years	54,333	54,102
Asset-backed securities
Due after ten years	5,722	5,617
Total securities held-to-maturity	$110,845	$112,000

Securities available-for-sale of $3.1 million were sold in the three and nine months ended September 30, 2015 resulting in a gross gain of $54 thousand. Securities available-for-sale of $34.5 million and $160.7 million were sold in the three and nine months ended September 30, 2014, respectively, resulting in a gross losses of $63 thousand and gross gains of $180 thousand , respectively. Sales of securities during 2014 were securities acquired in the acquisition of Provident Community and sold immediately following the merger.

Management evaluates its investments quarterly for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at September 30, 2015 and December 31, 2014. None of the securities are deemed to be other-than-temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by U.S. government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At September 30, 2015, there were 17 securities in a loss position for twelve months or more. At December 31, 2014, there were 23 securities in a loss position for twelve months or more.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Bank Holding Company Act (the “BHC Act”) to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, effective April 1, 2014. Banking entities have until July 21, 2016 (expected to be extended to July 21, 2017) to conform their activities to the requirements of the rule. At December 31, 2014, the Company held two investments in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $14.8 million, which are included in asset-backed securities and could be impacted by the Volcker Rule. The collateral eligibility language in one of the securities, with a fair value of $9.8 million, was amended during the first quarter of 2015 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investment in the remaining CLO, which had a net unrealized loss of $38,600 at September 30, 2015, currently would be prohibited under the Volcker Rule. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions prior to the expected July 2017 deadline, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at September 30, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
Securities available-for-sale:
Municipal securities	$500	$-	$-	$-	$500	$-
Residential agency pass-through securities	-	-	3,550	(19)	3,550	(19)
Residential collateralized mortgage obligations	-	-	29,256	(373)	29,256	(373)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	23,665	(173)	40,810	(444)	64,475	(617)
Equity securities	1,242	(8)	-	-	1,242	(8)

Total temporarily impaired available-for-sale securities	$25,407	$(181)	$73,616	$(836)	$99,023	$(1,017)

Securities held-to-maturity:
Residential agency pass-through securities	$4,740	$(10)	$-	$-	$4,740	$(10)
Commercial mortgage-backed securities	6,141	(34)	34,895	(257)	41,036	(291)
Asset-backed securities	-	-	5,617	(105)	5,617	(105)

Total temporarily impaired held-to-maturity securities	$10,881	$(44)	$40,512	$(362)	$51,393	$(406)

December 31, 2014
Securities available-for-sale:
Residential agency pass-through securities	$-	$-	$3,857	$(96)	$3,857	$(96)
Residential collateralized mortgage obligations	29,122	(142)	48,824	(1,176)	77,946	(1,318)
Commercial mortgage-backed securities	-	-	4,868	(106)	4,868	(106)
Asset-backed securities	38,528	(296)	22,522	(487)	61,050	(783)

Total temporarily impaired available-for-sale securities	$67,650	$(438)	$80,071	$(1,865)	$147,721	$(2,303)

Securities held-to-maturity:
Commercial mortgage-backed securities	$-	$-	$58,743	$(2,041)	$58,743	$(2,041)
Asset-backed securities	-	-	5,867	(111)	5,867	(111)

Total temporarily impaired held-to-maturity securities	$-	$-	$64,610	$(2,152)	$64,610	$(2,152)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in four statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $11.4 million at September 30, 2015 and $11.5 million at December 31, 2014. Included in these amounts at September 30, 2015 and December 31, 2014 was $10.0 million and $10.1 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	September 30, 2015			December 31, 2014
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$5,511	$206,230	$211,741	$5,552	$168,234	$173,786
Commercial real estate (CRE) - owner-occupied	22,105	306,222	328,327	30,554	303,228	333,782
CRE - investor income producing	34,872	479,246	514,118	43,866	426,781	470,647
AC&D - 1-4 family construction	464	26,835	27,299	514	28,887	29,401
AC&D - lots, land & development	6,477	41,471	47,948	13,660	41,783	55,443
AC&D - CRE	-	85,643	85,643	112	71,478	71,590
Other commercial	2,012	6,818	8,830	1,187	3,858	5,045
Total commercial loans	71,441	1,152,465	1,223,906	95,445	1,044,249	1,139,694

Consumer:
Residential mortgage	24,852	199,258	224,110	28,730	176,420	205,150
Home equity lines of credit (HELOC)	1,634	155,796	157,430	1,734	153,563	155,297
Residential construction	4,063	62,760	66,823	6,574	49,308	55,882
Other loans to individuals	547	24,349	24,896	758	21,828	22,586
Total consumer loans	31,096	442,163	473,259	37,796	401,119	438,915
Total loans	102,537	1,594,628	1,697,165	133,241	1,445,368	1,578,609
Deferred costs	-	2,959	2,959	-	2,084	2,084
Total loans, net of deferred costs	$102,537	$1,597,587	$1,700,124	$133,241	$1,447,452	$1,580,693

Included in the September 30, 2015 and December 31, 2014 loan totals are $18.9 million and $42.3 million, respectively, of covered loans pursuant to Federal Deposit Insurance Corporation (“FDIC”) loss share agreements. Of these amounts, at September 30, 2015, approximately $16.7 million is included in PCI loans and $2.2 million is included in all other loans. Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans was transferred from the covered portfolio to the non-covered portfolio. At December 31, 2014, $39.8 million of covered loans is included in PCI loans and $2.5 million is included in all other loans.

At September 30, 2015 and December 31, 2014, the Company had sold participations in loans aggregating $12.5 million and $6.5 million, respectively, to other financial institutions on a nonrecourse basis. During the nine months ended September 30, 2015, a participation was sold on one large relationship for $11.4 million.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. As a result of the Provident Community merger, the Company serviced $3.0 million and $3.7 million of residential mortgage loans for the benefit of others as of September 30, 2015 and December 31, 2014, respectively.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few loans have been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. Total loans sold in the three and nine months ended September 30, 2015 were $25.5 million and $79.0 million, respectively. Total loans sold in the three and nine months ended September 30, 2014 were $21.3 million and $42.4 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At September 30, 2015, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $686.1million. At December 31, 2014, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $560.4 million.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At September 30, 2015 and December 31, 2014, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended September 30, 2015
Allowance for Loan Losses:
Balance, beginning of period	$1,394	$1,080	$2,037	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,419
Provision for loan losses	173	(219)	30	(39)	(34)	(11)	13	26	57	38	(34)	-
Charge-offs	(58)	-	-	-	-	-	-	-	(29)	-	(5)	(92)
Recoveries	55	221	50	5	37	-	-	10	10	11	16	415
Net (charge-offs) recoveries	(3)	221	50	5	37	-	-	10	(19)	11	11	323
Balance, end of period	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$49	$-	$-	$-	$-	$-	$-	$-	$-	$49
PCI Impairment charge-offs	-	-	-	-	-	-	-	(30)	-	-	-	(30)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	(30)	-	-	-	(30)
PCI provision for loan losses	-	-	(49)	-	-	-	-	30	-	-	-	(19)
Benefit attributable to FDIC loss share agreements	-	-	49	-	-	-	-	(30)	-	-	-	19
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss share receivable	-	-	(49)				-	30	-	-	-	(19)
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

For the nine months ended September 30, 2015
Allowance for Loan Losses:
Balance, beginning of period	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262
Provision for loan losses	96	360	110	(260)	(602)	264	41	322	(227)	(48)	124	180
Charge-offs	(213)	-	-	-	-	-	-	(117)	(110)	(78)	(38)	(556)
Recoveries	118	1	256	8	281	-	-	40	84	14	54	856
Net (charge-offs) recoveries	(95)	1	256	8	281	-	-	(77)	(26)	(64)	16	300
Balance, end of period	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	(51)	-	(39)	-	-	-	-	(96)	-	-	-	(186)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	(96)	-	-	-	(186)
PCI provision for loan losses	51	-	39	-	-	-	-	96	-	-	-	186
Benefit attributable to FDIC loss share agreements	-	-	(22)	-	-	-	-	(30)	-	-	-	(52)
Total provision for loan losses charged to operations	51	-	17	-	-	-	-	66	-	-	-	134
Provision for loan losses recorded through FDIC loss share receivable	-	-	22				-	30	-	-	-	52
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended September 30, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,773	$473	$1,425	$1,215	$1,446	$223	$51	$372	$1,452	$651	$97	$9,178
Provision for loan losses	12	162	(54)	(95)	(1,086)	60	2	155	138	240	(18)	(484)
Charge-offs	(111)	-	(20)	-	-	-	-	(25)	(4)	-	(15)	(175)
Recoveries	262	10	21	33	449	-	-	110	15	9	30	939
Net (charge-offs) recoveries	151	10	1	33	449	-	-	85	11	9	15	764
Balance, end of period	$1,936	$645	$1,372	$1,153	$809	$283	$53	$612	$1,601	$900	$94	$9,458

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	-	-	-	-	-	-	-	-	-	-	-	-
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,936	$645	$1,372	$1,153	$809	$283	$53	$612	$1,601	$900	$94	$9,458

For the nine months ended September 30, 2014
Allowance for Loan Losses:
Balance, beginning of period	$1,491	$399	$1,797	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471
Provision for loan losses	88	(16)	(241)	231	(2,558)	(16)	27	159	907	466	18	(935)
Charge-offs	(111)	-	(292)	(15)	(4)	-	-	(88)	(402)	(7)	(37)	(956)
Recoveries	468	262	108	98	1,620	-	1	183	46	51	41	2,878
Net (charge-offs) recoveries	357	262	(184)	83	1,616	-	1	95	(356)	44	4	1,922
Balance, end of period	$1,936	$645	$1,372	$1,153	$809	$283	$53	$612	$1,601	$900	$94	$9,458

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$360
PCI Impairment charge-offs	-	-	(5)	-	-	-	-	(1)	(144)	-	-	(150)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	(5)	-	-	-	-	(1)	(144)	-	-	(150)
PCI provision for loan losses	-	-	(354)	-	-	-	-	1	144	-	-	(209)
Benefit attributable to FDIC loss share agreements	-	-	278	-	-	-	-	-	-	-	-	278
Total provision for loan losses charged to operations	-	-	(76)	-	-	-	-	1	144	-	-	69
Provision for loan losses recorded through FDIC loss share receivable	-	-	(279)				-	-	-	-	-	(279)
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,936	$645	$1,372	$1,153	$809	$283	$53	$613	$1,601	$900	$94	$9,458

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at September 30, 2015 and December 31, 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At September 30, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$45	$282	$-	$-	$327
Collectively evaluated for impairment	1,564	1,082	2,117	206	270	659	73	643	1,116	430	255	8,415
	1,564	1,082	2,117	206	270	659	73	688	1,398	430	255	8,742
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$2,063	$445	$-	$998	$-	$-	$1,270	$1,566	$247	$-	$6,589
Collectively evaluated for impairment	206,230	304,159	478,801	26,835	40,473	85,643	6,818	197,988	154,230	62,513	24,349	1,588,039
	206,230	306,222	479,246	26,835	41,471	85,643	6,818	199,258	155,796	62,760	24,349	1,594,628
Purchased credit-impaired	5,511	22,105	34,872	464	6,477	-	2,012	24,852	1,634	4,063	547	102,537
Total	$211,741	$328,327	$514,118	$27,299	$47,948	$85,643	$8,830	$224,110	$157,430	$66,823	$24,896	$1,697,165

At December 31, 2014
Allowance for Loan Losses:
Individually evaluated for impairment	$44	$18	$57	$-	$11	$-	$19	$138	$382	$4	$12	$685
Collectively evaluated for impairment	1,519	703	1,694	458	580	395	13	305	1,269	538	103	7,577
	1,563	721	1,751	458	591	395	32	443	1,651	542	115	8,262
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262

Recorded Investment in Loans:
Individually evaluated for impairment	$376	$2,889	$1,271	$-	$1,073	$-	$143	$2,525	$2,481	$369	$90	$11,217
Collectively evaluated for impairment	167,858	300,339	425,510	28,887	40,710	71,478	3,715	173,895	151,082	48,939	21,738	1,434,151
	168,234	303,228	426,781	28,887	41,783	71,478	3,858	176,420	153,563	49,308	21,828	1,445,368
Purchased credit-impaired	5,552	30,554	43,866	514	13,660	112	1,187	28,730	1,734	6,574	758	133,241
Total	$173,786	$333,782	$470,647	$29,401	$55,443	$71,590	$5,045	$205,150	$155,297	$55,882	$22,586	$1,578,609

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the historical loss period which it believes best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The look back periods utilized by management in determining the quantitative reserve component was 15 periods for all loan product types at both September 30, 2015 and December 31, 2014.

The Company also performs a quantitative calculation on the purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. At September 30, 2015 and December 31, 2014, this analysis indicated a need for $190 thousand and $117 thousand of reserves for the purchased performing portfolio, respectively. The remaining mark on the purchased performing loan portfolio was $2.2 million and $3.0 million at September 30, 2015 and December 31, 2014, respectively.

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

This analysis resulted in net impairment of $30 thousand and $186 thousand for the three and nine months ended September 30, 2015, respectively. Additionally, in the three and nine month periods ended September 30, 2015, approximately $(19) thousand of recovery and $52 thousand of impairment, respectively, is attributable to covered loans under FDIC loss share agreements. The covered loan impairments for the nine months ended September 30, 2015 were a function of an increase in expected losses and as a result, the FDIC indemnification asset was increased. During the nine months ended September 30, 2014 the analysis of purchased credit impaired loans resulted in net recovery of ($209) thousand. There was no impairment or recovery for the three months ended September 20, 2014. A full breakdown of the net impairment or recovery is detailed in the allowance by segment table above for the three and nine months ended September 30, 2015 and 2014.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2014 to September 30, 2015 was a function of the following:

(1)

A decrease of $723 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2011 are replaced with lower net charge-off periods in 2015. This decrease in historical loss rates applied was partially offset by an increase in quantitative reserves for impaired loans less than or equal to $150 thousand that are now collectively reviewed.

(2)

An increase of $1.6 million in the qualitative component of the allowance primarily due to new application of additional other factors for impaired loans less than or equal to $150 thousand to capture additional risk characteristics of those pools. In addition, as historical loss rates continue to decline, other factors (which capture minimum losses) are now applied to all loan pools. Finally, an additional provision of $190 thousand was recorded for the purchased performing pools.

(3)	A decrease of $358 thousand in specific reserves as impaired loans less than or equal to $150 thousand are no longer specifically reviewed.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At September 30, 2015 and December 31, 2014, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of September 30, 2015 and December 31, 2014, by loan class and by credit quality indicator.

	As of September 30, 2015
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$210,013	$320,861	$508,443	$27,299	$45,360	$85,643	$8,693	$1,206,312
Special mention	1,616	4,124	4,165	-	1,170	-	-	11,075
Classified	112	3,342	1,510	-	1,418	-	137	6,519
Total	$211,741	$328,327	$514,118	$27,299	$47,948	$85,643	$8,830	$1,223,906

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$217,596	$150,014	$65,639	$24,842	$458,091
Special mention	4,868	6,238	636	18	11,760
Classified	1,646	1,178	548	36	3,408
Total	$224,110	$157,430	$66,823	$24,896	$473,259

Total Loans					$1,697,165

	As of December 31, 2014
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$172,638	$328,712	$461,955	$29,401	$52,568	$71,590	$4,902	$1,121,766
Special mention	493	1,925	6,934	-	1,335	-	-	10,687
Classified	655	3,145	1,758	-	1,540	-	143	7,241
Total	$173,786	$333,782	$470,647	$29,401	$55,443	$71,590	$5,045	$1,139,694

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$202,214	$147,893	$55,290	$22,445	$427,842
Special mention	1,802	6,122	227	99	8,250
Classified	1,134	1,282	365	42	2,823
Total	$205,150	$155,297	$55,882	$22,586	$438,915

Total Loans					$1,578,609

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of September 30, 2015 and December 31, 2014.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans
As of September 30, 2015
Commercial:
Commercial and industrial	$233	$363	$52	$5,511	$205,582	$211,741
CRE - owner-occupied	739	557	176	22,105	304,750	328,327
CRE - investor income producing	6	-	370	34,872	478,870	514,118
AC&D - 1-4 family construction	-	-	-	464	26,835	27,299
AC&D - lots, land & development	-	-	-	6,477	41,471	47,948
AC&D - CRE	-	-	-	-	85,643	85,643
Other commercial	-	-	-	2,012	6,818	8,830
Total commercial loans	978	920	598	71,441	1,149,969	1,223,906

Consumer:
Residential mortgage	123	1,357	329	24,852	197,449	224,110
HELOC	309	1,506	173	1,634	153,808	157,430
Residential construction	394	-	357	4,063	62,009	66,823
Other loans to individuals	8	316	2	547	24,023	24,896
Total consumer loans	834	3,179	861	31,096	437,289	473,259
Total loans	$1,812	$4,099	$1,459	$102,537	$1,587,258	$1,697,165

As of December 31, 2014
Commercial:
Commercial and industrial	$123	$18	$73	$5,552	$168,020	$173,786
CRE - owner-occupied	-	-	1,616	30,554	301,612	333,782
CRE - investor income producing	-	-	571	43,866	426,210	470,647
AC&D - 1-4 family construction	-	-	-	514	28,887	29,401
AC&D - lots, land & development	-	-	-	13,660	41,783	55,443
AC&D - CRE	-	-	-	112	71,478	71,590
Other commercial	40	143	-	1,187	3,675	5,045
Total commercial loans	163	161	2,260	95,445	1,041,665	1,139,694

Consumer:
Residential mortgage	57	68	1,058	28,730	175,237	205,150
HELOC	343	60	228	1,734	152,932	155,297
Residential construction	157	-	341	6,574	48,810	55,882
Other loans to individuals	29	1	41	758	21,757	22,586
Total consumer loans	586	129	1,668	37,796	398,736	438,915
Total loans	$749	$290	$3,928	$133,241	$1,440,401	$1,578,609

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

The Company’s quarterly cash flow analyses of PCI loan pools indicated a net impairment of $30 thousand and $186 thousand during the three and nine months ended September 30, 2015, respectively. The Company’s quarterly cash flow analyses of PCI loan pools indicated a net release of previous impairment of $209 thousand for the nine months ended September 30, 2014 as the pools affected showed improved expected cash flows. There was no impairment or recovery indicated in this analysis for the three months ended September 30, 2014. These amounts are not included in the tables below.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans specifically reviewed for impairment, by class, and the corresponding allowance for loan losses at September 30, 2015 and December 31, 2014. The table below also presents the recorded investment, unpaid principal balance and related allowance for impaired loans less than $150,000 not specially reviewed at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$47	$126	$-
CRE - owner-occupied	2,063	2,242	-	2,753	2,841	-
CRE - investor income producing	445	445	-	844	915	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	998	1,116		881	970	-
AC&D - CRE	-	-		-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	3,506	3,803	-	4,525	4,852	-
Consumer:
Residential mortgage	634	666	-	1,135	1,222	-
HELOC	341	601	-	756	1,256	-
Residential construction	247	376	-	341	415	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,222	1,643	-	2,232	2,893	-
Total impaired loans with no related allowance recorded	$4,728	$5,446	$-	$6,757	$7,745	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$329	$348	$44
CRE - owner-occupied	-	-	-	136	141	18
CRE - investor income producing		-	-	427	442	57
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	192	217	11
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	143	159	19
Total commercial loans	-	-	-	1,227	1,307	149
Consumer:
Residential mortgage	636	658	45	1,390	1,439	138
HELOC	1,225	1,248	282	1,725	1,777	382
Residential construction	-	-	-	28	33	4
Other loans to individuals	-	-	-	90	90	12
Total consumer loans	1,861	1,906	327	3,233	3,339	536
Total impaired loans with an allowance recorded	$1,861	$1,906	$327	$4,460	$4,646	$685

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$-	$376	$474	$44
CRE - owner-occupied	2,063	2,242	-	2,889	2,982	18
CRE - investor income producing	445	445	-	1,271	1,357	57
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	998	1,116	-	1,073	1,187	11
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	143	159	19
Total commercial loans	3,506	3,803	-	5,752	6,159	149
Consumer:
Residential mortgage	1,270	1,324	45	2,525	2,661	138
HELOC	1,566	1,849	282	2,481	3,033	382
Residential construction	247	376	-	369	448	4
Other loans to individuals	-	-	-	90	90	12
Total consumer loans	3,083	3,549	327	5,465	6,232	536

Total Impaired Loans Individually Reviewed for Impairment	$6,589	$7,352	$327	$11,217	$12,391	$685

Other Impaired Loans	$2,877	$3,292	$615	$-	$-	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

 During the three and nine months ended September 30, 2015, the Company recognized $50 thousand and $153 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the three and nine months ended September 30, 2014, the Company recognized $78 thousand and $293 thousand, respectively, in interest income with respect to impaired loans. The average recorded investment and interest income recognized on individually reviewed impaired loans, by class, for the three and nine months ended September 30, 2015 and 2014 are shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$507	$4	$-	$-	$418	$14
CRE - owner-occupied	2,090	-	2,876	8	2,286	-	2,513	34
CRE - investor income producing	449	6	1,060	7	599	19	656	23
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	1,009	14	1,086	20	940	40	1,489	98
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-	90	-
Total commercial loans	3,548	20	5,529	39	3,825	59	5,166	169
Consumer:
Residential mortgage	643	-	1,172	-	850	-	2,348	-
Home equity lines of credit	345	7	1,380	6	437	9	1,525	19
Residential construction	247	-	18	-	266	-	16	-
Other loans to individuals	-	-	-	-	-	-	35	-
Total consumer loans	1,235	7	2,570	6	1,553	9	3,924	19
Total impaired loans with no related allowance recorded	$4,783	$27	$8,099	$45	$5,378	$68	$9,090	$188

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$281	$-	$-	$-	$178	$1
CRE - owner-occupied	-	-	175	4	-	-	147	7
CRE - investor income producing	-	-	366	-	-	-	1,532	-
AC&D - 1-4 family construction	-	-	-	-	-	-	19	-
AC&D - lots, land & development	-	-	48	-	92	3	29	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	257	-	-	-	147	5
Total commercial loans	-	-	1,127	4	92	3	2,052	13
Consumer:
Residential mortgage	636	4	1,963	16	677	18	1,651	55
Home equity lines of credit	1,225	10	1,836	12	1,226	31	1,624	35
Residential construction	-	-	607	-	-	-	273	-
Other loans to individuals	-	-	57	1	-	-	24	2
Total consumer loans	1,861	14	4,463	29	1,903	49	3,572	92
Total impaired loans with an allowance recorded	$1,861	$14	$5,590	$33	$1,995	$52	$5,624	$105

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$788	$4	$-	$-	$596	$15
CRE - owner-occupied	2,090	-	3,051	12	2,286	-	2,660	41
CRE - investor income producing	449	6	1,426	7	599	19	2,188	23
AC&D - 1-4 family construction	-	-	-	-	-	-	19	-
AC&D - lots, land & development	1,009	14	1,134	20	1,032	43	1,518	98
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	257	-	-	-	237	5
Total commercial loans	3,548	20	6,656	43	3,917	62	7,218	182
Consumer:
Residential mortgage	1,279	4	3,135	16	1,527	18	3,999	55
Home equity lines of credit	1,570	17	3,216	18	1,663	40	3,149	54
Residential construction	247	-	625	-	266	-	289	-
Other loans to individuals	-	-	57	1	-	-	59	2
Total consumer loans	3,096	21	7,033	35	3,456	58	7,496	111

Total Impaired Loans Individually Reviewed for Impairment	$6,644	$41	$13,689	$78	$7,373	$120	$14,714	$293

Other Impaired Loans	$2,865	$9	$-	$-	$2,890	$33	$-	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At September 30, 2015, there were $47 thousand in loans past due 90 days or more and accruing interest. At December 31, 2014, there was $30 thousand in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at December 31, 2014. The recorded investment in nonaccrual loans at September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$100	$329
CRE - owner-occupied	2,063	1,616
CRE - investor income producing	494	680
AC&D - lots, land & development	6	7
Total commercial loans	2,663	2,632
Consumer:
Residential mortgage	1,244	1,549
HELOC	826	1,022
Residential construction	526	341
Other loans to individuals	83	41
Total consumer loans	2,679	2,953
Total nonaccrual loans	$5,342	$5,585

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $129.9 million and $165.7 million and a carrying value of $102.5 million and $133.2 million at September 30, 2015 and December 31, 2014, respectively. PCI loans represented 4.1% and 5.6% of total assets at September 30, 2015 and December 31, 2014, respectively. Determining the fair value of the PCI loans at the time of acquisition requires the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there is no carryover of previously established allowance for loan losses from acquired companies.

A summary of changes in the accretable yield for PCI loans for the nine months ended September 30, 2015 and 2014 follows:

	Nine Months Ended September 30,
	2015	2014

Accretable yield, beginning of period	$40,540	$39,249
Addition from the Provident Community acquisition	-	7,179
Interest income	(9,728)	(12,056)
Reclassification of nonaccretable difference due to improvement in expected cash flows	3,706	8,266
Other changes, net	531	1,407
Accretable yield, end of period	$35,049	$44,045

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

As of September 30, 2015, the Company had 14 TDR loans totaling $3.6 million, of which $476 thousand are nonaccrual loans. As of December 31, 2014, the Company had 18 TDR loans totaling $4.1 million, of which $841 thousand are nonaccrual loans. The Company had allocated $45 thousand and $373 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of September 30, 2015 and December 31, 2014.

The following tables represent a breakdown of the types of concessions made by loan class for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	-	$-	$-	1	$15	$15
CRE - owner occupied	-	-	-	1	84	84
CRE - investor income producing	-	-	-	1	208	208
Residential mortgage	-	-	-	1	12	12
Total	-	$-	$-	4	$319	$319

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	-	$-	$-	1	$14	$14
CRE - investor income producing	-	-	-	1	94	94
Other commercial	-	-	-	1	165	165
HELOC	-	-	-	1	299	299
Residential construction	-	-	-	1	173	173
Total	-	$-	$-	5	$745	$745

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given. These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans. TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs. TDRs having a book balance of less than $150,000, along with other impaired loans of similar size, are measured in a pooled approach. TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms, which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit. As of September 30, 2015, the Company has outstanding one commercial TDR with a reduced interest rate and seven commercial TDRs where an extension of maturity was granted. As of September 30, 2015, one of the commercial TDRs is not paying in accordance with the terms of the modification.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given. These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification. TDRs like other impaired loans are measured based on discounted cash flows or collateral value, less anticipated selling costs, of the modified loan using pre-modified interest rates. As of September 30, 2015, the Company has outstanding two consumer TDRs with a reduced interest rate and four consumer TDRs where an extension of maturity was granted. All consumer TDRs are paying according to the terms of the modification as of September 30, 2015.

The following tables present loans that were modified as TDRs during the previous twelve months and for which there was a payment default during the nine months ended September 30, 2015. There were no loans modified as TDRs during the previous twelve months for which there was a payment default during the three months ended September 30, 2015. There were no loans modified as TDRs during the previous twelve months for which there was a payment default during the three and nine months ended September 30, 2014.

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms
CRE - investor income producing	-	$-	1	$84
Total	-	$-	1	$84

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended September 30, 2015 and 2014:

	Twelve Months Ended September 30, 2015
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$178	-	$-
Extended payment terms	1	636	3	236	1	84
Total	1	$636	4	$414	1	$84

	Twelve Months Ended September 30, 2014
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	5	$1,733	-	$-
Extended payment terms	1	94	1	40	-	-
Total	1	$94	6	$1,773	-	$-

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

Loans to Directors, Executive Officers and Their Related Interests

	Nine Months Ended
	September 30,
	2015	2014

Beginning balance	$14,040	$17,247
Disbursements	1,994	1,784
Repayments	(1,276)	(4,961)
Ending balance	$14,758	$14,070

At September 30, 2015 and December 31, 2014, the Company had pre-approved but unused lines of credit totaling $2.2 million and $3.2 million, respectively, to related parties.

Note 6 – FDIC Loss Share Agreements

In connection with the acquisition of Citizens South Banking Corporation (“Citizens South”) in 2012, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $18.9 million and $42.3 million of covered loans as of September 30, 2015 and December 31, 2014, respectively, and $1.1 million and $3.0 million of covered OREO as of September 30, 2015 and December 31, 2014, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, and five years for losses and eight years for recoveries on all other loans. The agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans and $812,000 associated with non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company bears all future losses on that portfolio of loans and foreclosed properties. At September 30, 2015 and December 31, 2014, the Bank recorded an estimated receivable from the FDIC in the amount of $823 thousand and $3.0 million, respectively, related to the remaining single-family loss share agreement.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At September 30, 2015 and December 31, 2014, the Bank recorded an estimated receivable from the FDIC in the amount of $367 thousand and $1.0 million, respectively, related to these loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table provides changes in the estimated receivable from the FDIC for the nine months ended September 30, 2015 and 2014:

FDIC Loss Share Receivable

	For the nine months ended
	September 30,
	2015	2014

Balance, beginning of period	$3,964	$10,025
Increase (decrease) in expected losses on loans	52	(278)
Additional losses to OREO	(6)	96
Reimbursable expenses (income)	(277)	380
Amortization discounts and premiums, net	(601)	(1,966)
Reimbursements from the FDIC	(1,942)	(3,179)
Balance, end of period	$1,190	$5,078

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At September 30, 2015 and December 31, 2014, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $1.1 million and $3.8 million, respectively. Included in the estimated receivable above is a component of amortization which will be recognized over the life of the respective agreement, with increases or decreases based on estimated performance of the underlying loans.

In relation to the FDIC indemnification asset is an expected “true-up” with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At September 30, 2015 and December 31, 2014, the “true-up” amount was estimated to be approximately $5.7 million and $5.6 million, respectively, at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term, including any recovery period, of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 7 – Other Real Estate Owned

The Company owned $8.1 million and $12.0 million in OREO at September 30, 2015 and December 31, 2014, respectively. The portion of OREO covered under the loss share agreements with the FDIC at September 30, 2015 and December 31, 2014 totaled $1.1 million and $3.0 million, respectively. The Company’s loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $812,000 associated with the Bank of Hiawassee non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company bears all future losses on that portfolio of foreclosed properties.

Transactions in OREO for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
Non-Covered OREO	2015	2014	2015	2014

Beginning balance	$8,904	$10,773	$8,979	$9,404
Additions	955	190	3,955	1,701
Transfers from covered to non-covered	-	-	812	-
Acquired through merger	-	-	-	2,964
Sales	(2,675)	(2,280)	(6,079)	(5,248)
Writedowns	(97)	(52)	(580)	(190)
Ending balance	$7,087	$8,631	$7,087	$8,631

Covered OREO	2015	2014	2015	2014

Beginning balance	$884	$5,234	$3,011	$5,088
Additions	333	1,181	1,009	4,950
Transfers from covered to non-covered	-	-	(812)	-
Sales	(161)	(1,457)	(2,151)	(5,036)
Writedowns	-	(255)	(1)	(299)
Ending balance	$1,056	$4,703	$1,056	$4,703

As of September 30, 2015, the Company has $935 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

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

As of September 30, 2015 and December 31, 2014, the Company had a net DTA in the amount of approximately $29.7 million and $35.6 million, respectively. The decline is a function of 2015 earnings and changes in the fair value of available-for-sale securities and cash flow derivatives accounted for as hedges. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of September 30, 2015 and December 31, 2014 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either September 30, 2015 or December 31, 2014.

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

For the three months ended September 30, 2015, the Company issued 3,000 restricted stock awards, issued 8,885 shares pursuant to the exercise of stock options, repurchased 4,000 shares in open market transactions and acquired 1,457 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the three months ended September 30, 2014, the Company issued 16,250 restricted stock awards, issued 4,167 shares pursuant to the exercise of stock options and acquired 453 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

For the nine months ended September 30, 2015, the Company issued 215,300 restricted stock awards, issued 37,848 shares pursuant to the exercise of stock options, issued 1,182 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 153,609 shares in open market transactions and acquired 34,488 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the nine months ended September 30, 2014, the Company issued 236,900 restricted stock awards, issued 43,618 shares pursuant to the exercise of stock options, repurchased 136,743 shares in open market transactions and acquired 17,883 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Weighted-average number of common shares outstanding excluding unvested restricted shares	43,934,909	43,910,365	43,949,557	43,919,481

Effect of dilutive stock options and unvested restricted shares	352,110	323,167	344,634	305,201

Weighted-average number of common shares and dilutive potential common shares outstanding	44,287,019	44,233,532	44,294,191	44,224,682

There were 1,838,487 outstanding options and 883,047 outstanding unvested restricted shares that were anti-dilutive for the three months ended September 30, 2015. There were 260,980 dilutive stock options and 91,130 dilutive unvested restricted shares outstanding for the three months ended September 30, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were 1,970,740 outstanding options and 853,208 outstanding unvested restricted shares that were anti-dilutive for the three months ended September 30, 2014. There were 244,910 dilutive stock options and 78,257 dilutive unvested restricted shares outstanding for the three months ended September 30, 2014.

There were 1,845,014 outstanding options and 883,997 outstanding unvested restricted shares that were anti-dilutive for the nine months ended September 30, 2015. There were 254,453 dilutive stock options and 90,181 dilutive unvested restricted shares outstanding for the nine months ended September 30, 2015.

There were 1,948,108 outstanding options and 863,805 outstanding unvested restricted shares that were anti-dilutive for the nine months ended September 30, 2014. There were 237,542 dilutive stock options and 67,660 dilutive unvested restricted shares outstanding for the nine months ended September 30, 2014.

At September 30, 2015, 554,400 of the outstanding unvested restricted shares had performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively. These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in basic earnings per share calculations until they vest (and thereby have economic rights).

Note 10 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At September 30, 2015, we had $409.4million of pre-approved but unused lines of credit, $7.3 million of standby letters of credit and $267 thousand of commercial letters of credit. At December 31, 2014, we had $328.3 million of pre-approved but unused lines of credit, $5.4 million of standby letters of credit and $717 thousand of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Note 11 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors, swaps, and foreign exchange contracts to meet the needs of its customers and to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		September 30, 2015			December 31, 2014

			Estimated Fair Value			Estimated Fair Value
	Balance Sheet	Notional			Notional
	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:
Pay fixed swaps with counterparty	Other assets and other liabilities	$70,000	$-	$4,558	$70,000	$-	$2,414

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liablities	23,450	-	595	24,792	-	440

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets	87,605	3,701	-	35,289	1,154	-
Matched interest rate swaps with counterparty	Other liabilities	87,605	-	3,701	35,289	-	1,154
Matched foreign exchange contract with borrower	Other assets	606	9	-	-	-	-
Matched foreign exchange contract with counterparty	Other liabilities	606	-	9	-	-	-
		176,422	3,710	3,710	70,578	1,154	1,154

Total derivatives		$269,872	$3,710	$8,863	$165,370	$1,154	$4,008

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(1.6) million and $(939) thousand at September 30, 2015 and December 31, 2014, respectively, and is included in other liabilities. As a result of the unfavorable position of the instrument at September 30, 2015 and December 31, 2014, the Company posted collateral of approximately $1.6 million and $939 thousand, respectively, with the counterparty.

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $(2.9) million and $(1.5) million at September 30, 2015 and December 31, 2014, respectively, and are included in other liabilities. As a result of the unfavorable position of the instruments at September 30, 2015 and December 31, 2014, the Company posted collateral of approximately $2.9 million and $1.5 million, respectively, with the counterparty.

At September 30, 2015, the Company had loan swaps, with an aggregate notional amount of $23.4 million, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate. At December 31, 2014, the Company had seven loan swaps, with an aggregate notional amount of $26.1 million, accounted for as fair value hedges.

To meet the needs of the Company’s customers, at September 30, 2015 the Company had interest rate swap agreements in place to convert certain fixed-rate receivables to floating rates. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had a notional amount of $87.6 million at September 30, 2015 representing the amount of fixed-rate receivables outstanding and variable rate liabilities outstanding, and are included in other assets and other liabilities at their fair values of $4.0 million. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

For the three and nine months ended September 30, 2015, the $(127) thousand and $(160) thousand impact to earnings, respectively, reflects customer credit valuation adjustments occurring during the period, as the changes in the fair value of both the fixed and variable legs of the swaps completely offset each other.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

As of September 30, 2015, the Company has outstanding foreign exchange contracts to convert Euros to U.S. Dollars on behalf of the Company’s customers. To offset this foreign exchange risk, the Company has entered into substantially identical agreements with a third party to hedge these foreign exchange contracts. The contracts are used to offset exposure to foreign currency risk associated with non-U.S. dollar transactions. The foreign exchange contracts had a notional amount of $606 thousand at September 30, 2015 representing the amount of contracts outstanding in U.S. dollars, and are included in other assets and other liabilities at their fair value of $9 thousand. All changes in fair value are recorded as other noninterest income and other noninterest expense.

The following table details the location and amounts recognized in the Consolidated Statements of Income and Consolidated Statement of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss)					Pre-tax gain (loss) reclassified		Pre-tax gain (loss) reclassified
	recognized in OCI					from AOCI into income		from AOCI into income
	For the three months ended September 30,		For the nine months ended September 30,		Location of amounts reclassified from AOCI into	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014	Income	2015	2014	2015	2014

Cash flow hedges:
Interest rate contracts	$(1,845)	$108	$(2,455)	$(1,990)	Total interest expense	$104	$107	$311	$318

		Pre-tax gain (loss)
		recognized in income
		For the three months ended		For the nine months ended
	Location of amounts	September 30,		September 30,
	recognized in income	2015	2014	2015	2014
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(109)	$(68)	$(309)	$(148)

Not designated as hedges:
Client-related interest rate contracts	Other income	(127)	(46)	(160)	$(47)
		$(236)	$(114)	$(469)	$(195)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2015			September 30, 2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$2,853	$1,025	$1,828	$(1,457)	$(549)	$(908)
Change in net unrealized gain (loss) on securities transferred to held to maturity	73	26	47	77	29	48
Reclassification adjustment for net gains recognized in net income	(54)	20	(74)	63	23	40
Total securities available for sale and transferred securities	2,872	1,071	1,801	(1,317)	(497)	(820)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(1,845)	(617)	(1,228)	108	41	67
Reclassification adjustment for interest payments	104	(39)	143	107	40	67
Total derivatives	(1,741)	(656)	(1,085)	215	81	134

Total other comprehensive income (loss)	$1,131	$415	$716	$(1,102)	$(416)	$(686)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$2,688	$996	$1,692	$7,565	$2,803	$4,762
Change in net unrealized gain (loss) on securities transferred to held to maturity	282	112	170	(2,132)	(801)	(1,331)
Reclassification adjustment for net gains recognized in net income	(54)	(20)	(34)	(180)	(68)	(112)
Total securities available for sale and transferred securities	2,916	1,088	1,828	5,253	1,934	3,319

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(2,455)	(925)	(1,530)	(1,990)	(627)	(1,363)
Reclassification adjustment for interest payments	311	117	194	318	-	318
Total derivatives	(2,144)	(808)	(1,336)	(1,672)	(627)	(1,045)

Total other comprehensive income (loss)	$772	$280	$492	$3,581	$1,307	$2,274

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$1,313	$(1,282)	$(1,506)	$(1,475)
Other comprehensive income (loss) before reclassifications	1,692	170	(1,530)	332
Amounts reclassified from accumulated other comprehensive loss	(34)	-	194	160
Transfer of securities from available for sale to held to maturity	(123)	123	-	-
Net other comprehensive income (loss) during the period	1,535	293	(1,336)	492
Balance, September 30, 2015	$2,848	$(989)	$(2,842)	$(983)

Balance, January 1, 2014	$(5,145)	$-	$343	$(4,802)
Other comprehensive income (loss) before reclassifications	4,762	-	(1,045)	3,717
Amounts reclassified from accumulated other comprehensive loss	(112)	-	-	(112)
Transfer of securities from available for sale to held to maturity	-	(1,331)	-	(1,331)
Net other comprehensive income (loss) during the period	4,650	(1,331)	(1,045)	2,274
Balance, September 30, 2014	$(495)	$(1,331)	$(702)	$(2,528)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2015 and December 31, 2014 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Financial assets:
Cash and cash equivalents	$58,246	$58,246	$58,246	$-	$-
Investment securities available-for-sale	401,820	401,820	1,242	399,058	1,520
Investment securities held-to-maturity	109,072	112,000	-	112,000
Nonmarketable equity securities	11,377	11,377	-	11,377	-
Loans held for sale	5,145	5,145	-	5,145	-
Loans, net of allowance	1,691,382	1,644,261	-	87,605	1,556,656
FDIC indemnification asset	1,190	1,122	-	-	1,122
Accrued interest receivable	4,959	4,959	-	4,959	-
Derivative instruments	3,710	3,710	-	3,710	-

Financial liabilities:
Deposits with no stated maturity	1,412,317	1,412,317	-	1,412,317	-
Deposits with stated maturities	534,541	536,632	-	536,632	-
Borrowings	209,092	208,823	-	208,823	-
Accrued interest payable	406	406	-	406	-
Derivative instruments	8,863	8,863	-	8,863	-

December 31, 2014
Financial assets:
Cash and cash equivalents	$51,390	$51,390	$51,390	$-	$-
Investment securities available-for-sale	375,683	375,683	1,712	372,401	1,570
Investment securities held-to-maturity	115,741	117,627	-	117,627	-
Nonmarketable equity securities	11,532	11,532	-	11,532	-
Loans held for sale	11,602	11,602	-	11,602	-
Loans, net of allowance	1,572,431	1,514,294	-	28,800	1,485,494
FDIC indemnification asset	3,964	3,802	-	-	3,802
Accrued interest receivable	4,467	4,467	-	4,467	-
Derivative instruments	1,154	1,154	-	1,154	-

Financial liabilities:
Deposits with no stated maturity	1,309,973	1,309,973	-	1,309,973	-
Deposits with stated maturities	541,381	543,728	-	543,728	-
Borrowings	203,583	203,207	-	203,207	-
Accrued interest payable	398	398	-	398	-
Derivative instruments	4,008	4,008	-	4,008	-

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

At September 30, 2015 and December 31, 2014, substantially all of the individually reviewed impaired loans were evaluated based on the fair value of the collateral. The Company records the loans involved in fair value hedges at fair market value on a recurring basis at September 30, 2015. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at September 30, 2015 and December 31, 2014 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
September 30, 2015
U.S. Government agencies	$-	$521	$-	$521
Municipal securities	-	15,328	-	15,328
Residential agency pass-through securities	-	138,521	-	138,521
Residential collateralized mortgage obligations	-	160,060	-	160,060
Commercial mortgage-backed obligations	-	4,896	-	4,896
Asset-backed securities	-	79,732	-	79,732
Corporate and other securities	-	-	1,520	1,520
All other equity securities	1,242	-	-	1,242
Fair value loans	-	87,605	-	87,605
Derivative instruments	-	(5,153)	-	(5,153)

December 31, 2014
U.S. Government agencies	$-	$537	$-	$537
Municipal securities	-	12,851	-	12,851
Residential agency pass-through securities	-	147,015	-	147,015
Residential collateralized mortgage obligations	-	144,080	-	144,080
Commercial mortgage-backed obligations	-	4,868	-	4,868
Asset-backed securities	-	61,050	-	61,050
Corporate and other securities	-	2,000	1,570	3,570
All other equity securities	1,712	-	-	1,712
Fair value loans	-	28,800	-	28,800
Derivative instruments	-	(2,854)	-	(2,854)

Securities measured on a Level 3 recurring basis at September 30, 2015 and December 31, 2014 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014.

	Securities Available for Sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Fair value, beginning of the period	$1,562	$1,437	$1,570	$-
Security acquired from Provident Community	-	-	-	1,437
Change in unrealized gain recognized in other comprehensive income	(42)	138	(50)	138
Fair value, end of the period	$1,520	$1,575	$1,520	$1,575

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014:

Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
September 30, 2015
OREO	$-	$-	$7,680	$7,680
Impaired loans:
CRE - investor income producing	-	-	358	358
Residential mortgage	-	-	391	391
HELOC	-	-	18	18
Residential construction	-	-	247	247

December 31, 2014
OREO	$-	$-	$7,408	$7,408
Impaired loans:
Commercial and industrial	-	-	208	208
CRE - owner-occupied	-	-	56	56
CRE - investor income producing	-	-	353	353
Other commercial	-	-	148	148
Residential mortgage	-	-	954	954
HELOC	-	-	570	570
Residential construction	-	-	357	357
Other loans to individuals	-	-	78	78

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended September 30, 2015, OREO with a carrying value of $300 thousand was written down by $97 thousand to $203 thousand. During the nine months ended September 30, 2015, OREO with a carrying value of $3.3 million was written down by $589 thousand to $2.7 million. During the three months ended September 30, 2014, OREO with a carrying value of $1.0 million was written down by $161 thousand to $0.8 million. During the nine months ended September 30, 2014, OREO with a carrying value of $3.0 million was written down by $343 thousand to $2.7 million.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2015.

					Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Discount

OREO	$7,680	Appraisals	Discount to reflect current market conditions	0% - 30%	13.06%

Impaired loans	1,014	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 60%	2.64%

	$8,694

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were no transfers between valuation levels for any accounts for the three or nine months ended September 30, 2015 and 2014. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

Note 14 – Shareholders’ Equity

The Company maintains a share-based plan for directors and employees to attract, retain and provide incentives for directors and key employees in the form of incentive and non-qualified stock options, restricted stock and other equity-based awards. The total number of shares available for issuance under the outstanding share-based plan is 640,737 as of September 30, 2015.

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2014	2,171,357	$7.40	4.69	$1,668,621	921,095	$4.81	$6,770,049
Restricted shares granted	-	-	-	-	215,300	6.71	-
Options exercised	(37,848)	4.91	-	-	-	-	-
Restricted shares vested	-	-	-	-	(145,634)	5.97	-
Expired and forfeited	(34,042)	9.38	-	-	(16,584)	6.37	-

At September 30, 2015	2,099,467	$7.43	3.97	$1,363,286	974,177	$5.03	$6,604,008

Exercisable at September 30, 2015	2,087,800

At September 30, 2015, unrecognized compensation cost related to nonvested stock options of $25 thousand is expected to be recognized over a weighted-average period of 0.97 years. Total compensation expense for stock options was $2 thousand and $8 thousand for the three months ended September 30, 2015 and 2014, respectively. Total compensation expense for stock options was $13 thousand and $34 thousand for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, unrecognized compensation cost related to nonvested restricted shares of $2.1 million is expected to be recognized over a weighted-average period of 1.24 years. Total compensation expense for restricted shares was $305 thousand and $306 thousand for the three months ended September 30, 2015 and 2014, respectively. Total compensation expense for restricted shares was $880 thousand and $811 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Note 15 – Subsequent Event

Dividend Declaration

On October 28, 2015, the Company announced that its Board of Directors declared a quarterly dividend of $0.03 per common share, payable on November 25, 2015 to all common shareholders of record as of the close of business on November 11, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the Company’s proposed merger with First Capital Bancorp, Inc. (“First Capital”), the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion in new markets, hiring of additional personnel, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 (the “2014 Form 10-K”) in Part II, Item 1A of this Form 10-Q and in any of the Company’s subsequent filings with the SEC: the occurrence of any event change or other circumstances that could give rise to the termination of the First Capital merger agreement, including the risk that a closing condition to the merger may not be satisfied; inability to obtain governmental approvals of the First Capital merger on the proposed terms and schedule; failure of First Capital’s shareholders to approve the proposed merger; fluctuation in the trading price of the Company’s common stock prior to the closing of the proposed merger, which would affect the total value of the proposed merger consideration; failure to realize synergies and other financial benefits from the proposed merger within the expected time frame; increases in expected costs or decreases in expected savings or difficulties related to merger integration matters; inability to identify and successfully negotiate and complete additional combinations with other potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to generate an adequate return on investment related to new branches or other hiring initiatives; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, opening of de novo branches, or otherwise; inability to capitalize on identified revenue enhancements or expense management opportunities; variability in the performance of covered loans and associated loss-share related expenses; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or failure of continued recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other-than-temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any government shutdown or debt ceiling impasses, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which would cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and nine-month periods ended September 30, 2015. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $12.8 million, or $0.29 per share, for the nine months ended September 30, 2015 compared to $9.4 million, or $0.21 per share, for the nine months ended September 30, 2014. Changes in net income from the first nine months of 2014 include an 8% increase in net interest income and a 29% increase in noninterest income, partially offset by a 2% increase in noninterest expense levels and a $1.2 million increase in provision for loan losses.

The Company reported adjusted net income, which excludes merger-related expenses and gain or loss on sale of securities, of $13.0 million, or $0.29 per share, for the nine months ended September 30, 2015 compared to $11.0 million, or $0.25 per share, for the nine months ended September 30, 2014. The increase in adjusted net income resulted from higher net interest and noninterest income, partially offset by the increase in provision for loan losses and noninterest expense, driven by organic growth and the acquisition of Provident Community Bancshares, Inc. (“Provident Community”) in May 2014.

Net interest margin was 3.73% for the nine months ended September 30, 2015, representing a 24 basis point decrease from 3.97% for the nine months ended September 30, 2014. This reduction resulted primarily from a 52 basis point decrease in yield on loans, due primarily to lower interest rates on new loans, offset by a 7 basis point decrease in the cost of interest-bearing liabilities, also due to lower interest rates.

Total assets increased $125.9 million, or 5%, to $2.49 billion at September 30, 2015, compared to total assets of $2.36 billion at December 31, 2014. Cash and equivalents increased 13.3%, due to deposit growth, and net loans increased 7.6%, to $1.69 billion, due to continued success in origination efforts.

Asset quality remains a point of strength for the Company. Nonperforming loans decreased 5%, to $8.5 million at September 30, 2015, or 0.50% of total loans, compared to $8.9 million at December 31, 2014, or 0.56% of total loans. Nonperforming assets decreased to $16.6 million at September 30, 2015, or 0.67% of total assets, compared to $20.9 million at December 31, 2014, or 0.89% of total assets.

Total deposits increased 5.2%, to $1.95 billion at September 30, 2015, compared to $1.85 billion at December 31, 2014, reflecting strong results in both retail and commercial banking as the Company has continued to emphasize growing transaction account relationships. Total shareholders’ equity increased 3.3%, to $284.2 million at September 30, 2015 compared to $275.1 million at December 31, 2014, driven by retained earnings. The Company’s ratio of tangible common equity to tangible assets decreased to 10.02% at September 30, 2015 from 10.13% at December 31, 2014. The Company’s Tier 1 leverage ratio increased to 10.94% at September 30, 2015 from 10.17% at December 31, 2014, primarily due to beneficial changes under the BASEL III regulatory standard, which went into effect on January 1, 2015.

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

In June 2015, the Bank opened a second de novo branch in the greater Richmond market. On May 1, 2014, the Company completed its acquisition of Provident Community, with Provident Community, a bank holding company headquartered in Rock Hill, South Carolina, being merged into the Company and Provident Community Bank, N.A. being merged into the Bank.

On September 30, 2015, the Company and First Capital Bancorp, Inc.("First Capital"), which is based in Glen Allen, Virginia, entered into an Agreement and Plan of Merger, pursuant to which First Capital will be merged with and into the Company, with the Company as the surviving entity. The merger has been approved by the board of directors of each company and is subject to customary closing conditions, including regulatory approval and shareholder approval from First Capital. Under the terms of the merger agreement, if the merger is completed First Capital common shareholders other than First Capital, the Company or any of their respective wholly owned subsidiaries, will have the right to receive either $5.54 in cash or 0.7748 Park Sterling shares for each First Capital share they hold, or a combination thereof, as elected by such First Capital shareholder, subject to the limitation that the total consideration for shareholders will consist of 30.0% in cash and 70.0% in Park Sterling shares; First Capital option holders will have the right to receive cash with respect to each outstanding option in an amount equal to the product of (a) $5.54 minus the per share exercise price of such option and (b) the number of shares of First Capital common stock subject to the option; and First Capital warrant holders will have the right to receive either $1.77 in cash or 0.24755 Park Sterling shares for each First Capital warrant they hold, or a combination thereof, as elected by such First Capital shareholder, subject to the limitation that the total consideration for warrant holders will consist of 30.0% in cash and 70.0% in Park Sterling shares. As of September 30, 2015, First Capital had approximately $623 million in assets and operated eight full service branches throughout Virginia. As of October 22, 2015 First Capital had approximately 12,996,691 shares of First Capital common stock outstanding (including share of restricted stock), 7,520,688 outstanding warrants to purchase an aggregate of 3,760,344 shares of First Capital common stock (with each warrant requiring First Capital to issue to the holder for purchase one-half share of First Capital common stock for the price o $2.00 per whole share) and outstanding options to purchase an aggregate of 143,800 shares of First Capital common stock.

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

The information in this Form 10-Q, including the information under this Item 2, is as of September 30, 2015 and does not reflect any changes in the business operations or financial condition of the Company after that date.

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

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	September 30,	December 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$2,485,134	$2,359,230
Less: intangible assets	(39,115)	(40,157)
Tangible assets	$2,446,019	$2,319,073

Total common equity	$284,205	$275,105
Less: intangible assets	(39,115)	(40,157)
Tangible common equity	$245,090	$234,948

Tangible common equity	245,090	234,948
Divided by: tangible assets	2,446,019	2,319,073
Tangible common equity to tangible assets	10.02%	10.13%
Common equity to assets	11.44%	11.66%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$8,742	$8,262
Plus: acquisition accounting net FMV adjustments to acquired loans	29,548	35,419
Adjusted allowance for loan losses	$38,290	$43,681
Divided by: total loans (excluding LHFS)	1,700,124	1,580,693
Adjusted allowance for loan losses to total loans	2.25%	2.76%
Allowance for loan losses to total loans	0.51%	0.52%

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Adjusted net income	(dollars in thousands)
Pretax income (as reported)	$6,870	$3,706	$19,021	$13,927
Plus: merger-related expenses	31	2,229	320	2,904
(gain) loss on sale of securities	(54)	63	(54)	(180)
Adjusted pretax income	6,847	5,998	19,287	16,651
Tax expense	2,085	2,030	6,280	5,633
Adjusted net income	$4,762	$3,968	$13,007	$11,018

Divided by: weighted average diluted shares	44,287,019	44,233,532	44,294,191	44,224,682
Adjusted net income per share	$0.11	$0.09	$0.29	$0.25
Estimated tax rate	32.42%	33.85%	33.89%	33.83%

Adjusted noninterest expense
Noninterest expense	$18,419	$20,648	$55,791	$54,627
Less: merger-related expenses	(31)	(2,229)	(320)	(2,904)
Adjusted noninterest expense	$18,388	$18,419	$55,471	$51,723

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

At September 30, 2015, PCI loans represent loans acquired in connection with the acquisitions of Community Capital Corporation (“Community Capital”), Citizens South Banking Corporation (“Citizens South”) and Provident Community, that were deemed credit impaired. PCI loans that had been classified as nonperforming loans by these institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan types based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portion related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any loan type. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans and Allowance for Loan Losses to the 2014 Audited Financial Statements, and Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

OREO. Other real estate owned (“OREO”), consisting of real estate acquired through, or in lieu of, loan foreclosures, is recorded at the lower of cost or fair value less estimated selling costs when acquired. Fair value is determined based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which could result in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

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

Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balances associated with the Bank of Hiawassee non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, we bear all future losses on that portfolio of loans and foreclosed properties.

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

As of September 30, 2015 and December 31, 2014, we had a net DTA in the amount of approximately $29.7 million and $35.6 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either September 30, 2015 or December 31, 2014.

Additional information regarding our income taxes is presented in Note 12 —Income Taxes to the 2014 Audited Financial Statements.

Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased $125.9 million to $2.49 billion at September 30, 2015 compared to total assets of $2.36 billion at December 31, 2014. During the nine months, cash and interest-earning balances increased $6.9 million, or 13.3%. Net loans increased $119.4 million, or 7.6%, to $1.69 billion at September 30, 2015 from $1.57 billion. Investment securities, which include available-for-sale and held-to-maturity securities, increased $19.5 million to $510.9 million at September 30, 2015 from $491.4 million at December 31, 2014.

Total liabilities of $2.20 billion at September 30, 2015 increased $116.8 million, or 5.6%, compared to total liabilities of $2.08 billion at December 31, 2014. Total deposits increased $95.5 million, or 5.2%, to $1.95 billion at September 30, 2015. Total borrowings increased $5.5 million, or 2.7%, to $209.1 million at September 30, 2015 from $203.6 million at December 31, 2014.

Total shareholders’ equity increased $9.1 million, or 3.3%, during the first nine months to $284.2 million at September 30, 2015. This increase was the result of net income for the nine months ended September 30, 2015 of $12.8 million, $898 thousand of share-based compensation expense, a $492 thousand decrease in accumulated other comprehensive loss, and $185 thousand in proceeds from the exercise of stock options. These increases were partially offset by the repurchase of 153,609 shares of common stock, for a total of $1.0 million, in open market transactions pursuant to our previously announced share repurchase program, the acquisition of 34,488 shares, for a total of $238 thousand, in connection with satisfaction of tax withholding obligations on vested restricted stock and $4.0 million of dividends paid on common stock.

The following table presents selected ratios for the Company for the three and nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014:

Selected Ratios

	Three months ended		Nine months ended		Twelve months
	September 30,		September 30,		ended
	(annualized)		(annualized)		December 31,
	2015	2014	2015	2014	2014
Return on Average Assets	0.77%	0.42%	0.71%	0.59%	0.59%

Return on Average Equity	6.71%	3.58%	6.12%	4.71%	4.78%

Period End Equity to Total Assets	11.44%	11.66%	11.44%	11.66%	11.66%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At September 30, 2015, investment securities totaled $510.9 million compared to $491.4 million at December 31, 2014. Sales of investment securities for the three and nine months ended September 30, 2015 were $3.1 million.

At September 30, 2015, our available-for-sale investment portfolio had a net unrealized gain of $4.7 million compared to a $2.1 million net unrealized gain at December 31, 2014. The increase in the unrealized gain is a result of fluctuations in market interest rates at period end. There were no securities with an unrealized loss deemed to be other-than-temporary at September 30, 2015 or December 31, 2014.

The “Volcker Rule” under the Dodd Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). At December 31, 2014, the Company held two investments in senior tranches of collateralized loan obligations (“CLOs”) with a fair value of $14.8 million, which were included in asset-backed securities and could be impacted by the Volcker Rule. The collateral eligibility language in one of the securities, with a fair value of $9.8 million, was amended during the first quarter of 2015 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investment in the remaining CLO, which had a net unrealized loss of $38,600 at September 30, 2015, currently would be prohibited under the Volcker Rule. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions prior to the expected July 21, 2017 deadline, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at September 30, 2015.

At September 30, 2015, we had $41.2 million in interest-bearing deposits at correspondent banks, of which $41.2 million was on deposit with the Federal Reserve Bank, compared to $34.4 million in interest-bearing deposits at correspondent banks at December 31, 2014. Our balances have increased due to strong deposit growth.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since inception of the Bank and current loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans have continued to improve in 2015 due to increasing new home sales in our primary markets. As of September 30, 2015, approximately 2% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $157.4 million as of September 30, 2015.

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

At September 30, 2015, total loans, net of deferred fees, increased $119.4 million compared to December 31, 2014. The Company’s metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina, Greenville and Charleston, South Carolina and Richmond, Virginia, reported a $115.3 million, or 14%, increase in total loans from December 31, 2014 to $938.1 million at September 30, 2015, due to continued success in origination efforts. The community markets reported a $30.0 million, or 7%, decrease in total loans from December 31, 2014 to $376.0 million at September 30, 2015, primarily due to more limited attractive lending opportunities. The Company’s central business units, which primarily include mortgage, builder finance, private banking and special assets, reported a $34.1 million, or 10%, increase in total loans from December 31, 2014 to $386.1 million at September 30, 2015, as growth in mortgage, private banking and builder finance more than offset reductions in special asset loans, including covered loans. The composition of the portfolio shifted slightly from December 31, 2014. The combination of commercial and industrial and owner-occupied real estate loans decreased to 31.8% from 32.1% of total loans, while investor owned commercial real estate increased slightly to 30.2% of total loans. AC&D loans decreased to 9.5% of total loans from 9.9% of total loans. Total consumer loans remained at 27.8% of total loans, with residential mortgages increasing to 13.2%, home equity lines of credit decreasing to 9.3% from 9.8% of total, residential construction loans increasing to 3.9% from 3.5% of total; and other consumer loans increasing to 1.5% from 1.4% of total.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of September 30, 2015 and December 31, 2014. Details of the seven environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

Allowance Allocation by Component

	September 30, 2015
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$761	8.71%	$803	9.19%	$-	0.00%
CRE - owner-occupied	-	0.00%	112	1.28%	970	11.10%	-	0.00%
CRE - investor income producing	-	0.00%	761	8.71%	1,356	15.51%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	206	2.36%	-	0.00%
AC&D - lots, land & development	-	0.00%	-	0.00%	270	3.09%	-	0.00%
AC&D - CRE	-	0.00%	36	0.41%	623	7.13%	-	0.00%
Other commercial	-	0.00%	9	0.10%	64	0.73%	-	0.00%
Consumer:
Residential mortgage	45	0.51%	161	1.84%	482	5.51%	-	0.00%
Home equity lines of credit	282	3.23%	300	3.43%	816	9.33%	-	0.00%
Residential construction	-	0.00%	219	2.51%	211	2.41%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	255	2.92%	-	0.00%
	$327	3.74%	$2,359	26.98%	$6,056	69.27%	$-	0.00%

	December 31, 2014
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$44	0.53%	$737	8.92%	$764	9.25%	$-	0.00%
CRE - owner-occupied	18	0.22%	160	1.94%	539	6.52%	-	0.00%
CRE - investor income producing	57	0.69%	800	9.68%	952	11.52%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	222	2.69%	229	2.77%	-	0.00%
AC&D - lots, land, & development	11	0.13%	281	3.40%	292	3.53%	-	0.00%
AC&D - CRE	-	0.00%	36	0.44%	358	4.33%	-	0.00%
Other commercial	19	0.23%	4	0.05%	9	0.11%	-	0.00%
Consumer:
Residential mortgage	138	1.67%	101	1.22%	202	2.44%	-	0.00%
HELOC	382	4.62%	472	5.71%	785	9.50%	-	0.00%
Residential construction	4	0.05%	261	3.16%	270	3.27%	-	0.00%
Other loans to individuals	12	0.15%	8	0.10%	95	1.15%	-	0.00%

Total	$685	8.29%	$3,082	37.30%	$4,495	54.41%	$-	0.00%

The allowance for loan losses was $8.7 million, or 0.51% of total loans, at September 30, 2015 compared to $8.3 million, or 0.52% of total loans, at December 31, 2014. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

In the second quarter of 2015, management modified the methodology used for the determination of allowance for loan losses to collectively review impaired loans with a balance of less than or equal to $150 thousand. These loans are no longer individually reviewed for specific impairment but rather are reviewed on a pooled basis in a manner consistent with unimpaired loans with additional qualitative factors applied when necessary to reflect the additional risk characteristics of these loans. This change in methodology resulted in a decrease in specific reserves and an increase in quantitative and qualitative reserve components during the nine months ended September 30, 2015.

The increase in the allowance for loan losses was a function of an increase of $1.6 million in the qualitative component of the allowance primarily due to additional risk factors included for impaired loans less than or equal to $150 thousand , which are now collectively reviewed for impairment as well as additional provision of $190 thousand recorded for the purchased performing pools. These increases were offset by a decrease of $358 thousand in specific reserves as impaired loans less than or equal to $150 thousand are no longer specifically reviewed and a decrease of $723 thousand in the quantitative component of the allowance due primarily to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2011 are replaced with lower charge-off periods in 2015. There were no reserves related to PCI loans at September 30, 2015 and December 31, 2014.

In accordance with GAAP, loans acquired from Community Capital, Citizens South and Provident Community were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At September 30, 2015, acquired loans comprised 24% of our total loans, compared to 32% at December 31, 2014. The ratio of the allowance for loan losses to total loans was 0.51% at September 30, 2015 and 0.52% at December 31, 2014. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 2.25% at September 30, 2015 and 2.76% at December 31, 2014. Adjusted allowance for loan losses to loans is a non-GAAP financial measure, which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both September 30, 2015 and December 31, 2014, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $16.6 million, or 0.67% of total assets at September 30, 2015 compared to $20.9 million or 0.89% of total assets at December 31, 2014. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $425 thousand, or 5%, to $8.5 million, or 0.50% of total loans at September 30, 2015, compared to $8.9 million, or 0.56% of total loans at December 31, 2014. Nonperforming assets at September 30, 2015 include $1.1 million of covered OREO representing 6% of total nonperforming assets at September 30, 2015, compared to $3.0 million of covered OREO representing 14% of total nonperforming assets at December 31, 2014.

It is our general policy to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal and interest will be collected, or when it is over 90 days past due. Nonaccrual loans decreased $243 thousand, or 1%, in the first nine months of 2015 from $5.6 million at December 31, 2014 to $5.3 million at September 30, 2015. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At September 30, 2015, nonaccrual TDR loans were $476 thousand and had no recorded allowance. At December 31, 2014, nonaccrual TDR loans were $841 thousand and had a recorded allowance of $1 thousand. Accruing TDRs totaled $3.1 million and $3.2 million, respectively, at September 30, 2015 and December 31, 2014.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Additionally, the watch list committee may review other loans with more favorable ratings if there are concerns that the loan may become a problem. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At September 30, 2015, we maintained “watch loans” totaling $32.8 million compared to $29.0 million at December 31, 2014. Approximately $10.7 million and $7.4 million of the watch loans at September 30, 2015 and December 31, 2014, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At September 30, 2015, OREO totaled $8.1 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $1.1 million of OREO covered under the FDIC loss share agreements. At December 31, 2014, OREO totaled $12.0 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total was $3.0 million of OREO covered under the FDIC loss share agreements. The Company currently expects 80% of losses and associated expenses on covered OREO to be reimbursed under its FDIC loss share agreements. Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $812,000 associated with the Bank of Hiawassee non-single family foreclosed assets was transferred from the covered portfolio to the non-covered portfolio.

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

Total deposits at September 30, 2015 were $1.95 billion, an increase of $95.5 million, or 5.2%, from December 31, 2014. Noninterest bearing demand deposits increased $49.8 million, or 15.5%, and represented 19% of total deposits at September 30, 2015. Money market, NOW and savings deposits increased $51.7 million, or 5.6%. Increases in these deposit types were the result of strong retail sales efforts and the introduction of new high-yield money market account in Richmond, Virginia. Non-brokered time deposits increased $1.3 million, or 0.3%, and brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, decreased $7.3 million, or 4.4%. Core deposits, which exclude time deposits greater than $250,000 and brokered deposits, represented 90.1% of total deposits at September 30, 2015 and 89.6% of total deposits at December 31, 2014. The following is a summary of deposits at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(dollars in thousands)
Noninterest bearing demand deposits	$370,815	$321,019
Interest-bearing demand deposits	384,359	405,012
Money market deposits	505,443	435,922
Savings	86,699	83,820
Brokered deposits	134,474	141,771
Certificates of deposit and other time deposits	465,068	463,810
Total deposits	$1,946,858	$1,851,354

Total borrowings increased $5.5 million to $209.1 million at September 30, 2015 compared to $203.6 million at December 31, 2014. The increase in borrowings in 2015 was due to an additional $5 million in short-term advances from the FHLB to help fund significant loan growth. Borrowings at September 30, 2015 also include $24.1 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt related to trust preferred securities issued by predecessor companies.

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and nine months ended September 30, 2015 and 2014:

Condensed Consolidated Statements of Income

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Change		2015	2014	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$22,429	$22,586	$(157)	-0.7%	$67,073	$62,949	$4,124	6.6%
Gross interest expense	2,067	1,854	213	11.5%	5,667	5,863	(196)	-3.3%
Net interest income	20,362	20,732	(370)	-1.8%	61,406	57,086	4,320	7.6%

Provision for loan losses	-	(484)	484	-100.0%	314	(866)	1,180	-136.3%

Noninterest income	4,927	3,138	1,789	57.0%	13,720	10,602	3,118	29.4%
Noninterest expense	18,419	20,648	(2,229)	-10.8%	55,791	54,627	1,164	2.1%
Net income before taxes	6,870	3,706	3,164	85.4%	19,021	13,927	5,094	36.6%

Income tax expense	2,092	1,254	838	66.8%	6,190	4,494	1,696	37.7%

Net income	$4,778	$2,452	$2,326	94.9%	$12,831	$9,433	$3,398	36.0%

Net Income. Net income for the three months ended September 30, 2015 was $4.8 million, compared to $2.5 million for the three months ended September 30, 2014. Changes in net income from the third quarter of 2014 reflect a 57% increase in noninterest income, as well as an 11% decrease in noninterest expense levels, driven by decreased merger-related expenses from the acquisition of Provident Community, offset partially by a $370 thousand decrease in net interest income and a $484 thousand increase in provision for loan losses as the prior year included a release of provision. Net income for the nine months ended September 30, 2015, was $12.8 million compared to $9.4 million for the same period in 2014. This increase in net income is due to increases in net interest income and noninterest income, offset by an increase in noninterest expenses and provision for loan losses. Annualized return on average assets for the three-month periods ended September 30, 2015 and 2014 was 0.77% and 0.42%, respectively. Annualized return on average equity increased to 6.71% for the three-month period ended September 30, 2015 from 3.58% for the three-month period ended September 30, 2014. Annualized return on average assets for the nine-month periods ended September 30, 2015 and 2014 was 0.71% and 0.59%, respectively. Annualized return on average equity increased to 6.12% for the nine-month period ended September 30, 2015 from 4.71% for the nine-month period ended September 30, 2014.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income decreased to $20.4 million for the three-month period ended September 30, 2015 from $20.7 million for the three months ended September 30, 2014. The decrease is primarily due to a decrease in yields on loans due to competitive pricing and historically low interest rates and increased cost of interest bearing liabilities. Net interest income increased to $61.4 million for the nine-month period ended September 30, 2015 from $57.1 million for the nine months ended September 30, 2014. The increase is primarily due to an increase in average interest earning assets, which represented organic growth as well as the acquisition of Provident Community in the second quarter of 2014.

Total average interest-earning assets increased to $2.3 billion in the three months ended September 30, 2015 compared to $2.1 billion in the three months ended September 30, 2014. Average balances of total interest-bearing liabilities increased to $1.8 billion in the three-month period ended September 30, 2015, compared to $1.7 billion in the same period in 2014. Our net interest margin decreased from 3.98% in the three-month period ended September 30, 2014 to 3.58% in the corresponding period in 2015. This decrease in net interest margin reflects primarily the lower interest rates on new loans, and a slight increase in cost of interest-bearing liabilities driven by the introduction of a new high-yield money market account in Richmond, Virginia.

Total average interest-earning assets increased to $2.2 billion for the nine months ended September 30, 2015, from $1.9 billion for the same period in the previous year. Average balances of total interest-bearing liabilities increased to $1.8 billion in the nine-month period ended September 30, 2015, compared to $1.6 billion for the same period in 2014. The increases in average balances are the result of the Provident Community merger and organic growth for the nine-month period. Our net interest margin decreased from 3.97% in the nine-month period ended September 30, 2014 to 3.73% in the corresponding period in 2015. The decrease in net interest margin primarily reflects the lower interest rates on new loans and an increase in cost of interest-bearing liabilities.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,681,017	$19,475	4.60%	$1,515,671	$19,725	5.16%
Federal funds sold	1,237	1	0.32%	777	1	0.51%
Taxable investment securities	491,586	2,636	2.14%	475,779	2,597	2.18%
Tax-exempt investment securities	15,248	152	3.99%	12,817	138	4.31%
Nonmarketable equity securities	12,931	142	4.36%	8,772	103	4.66%
Other interest-earning assets	54,284	23	0.17%	53,090	22	0.16%
Total interest-earning assets	2,256,303	22,429	3.94%	2,066,906	22,586	4.34%
Allowance for loan losses	(8,724)			(9,744)
Cash and due from banks	16,010			18,640
Premises and equipment	57,867			59,644
Other assets	151,578			169,055

Total assets	$2,473,034			$2,304,501

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$382,897	$60	0.06%	$372,875	$81	0.09%
Savings and money market	564,187	530	0.37%	525,456	431	0.33%
Time deposits - core	467,547	719	0.61%	496,316	646	0.52%
Brokered deposits	138,655	186	0.53%	141,526	183	0.51%
Total interest-bearing deposits	1,553,286	1,495	0.38%	1,536,173	1,341	0.35%
Short-term borrowings	166,630	90	0.21%	4,469	1	0.09%
Long-term FHLB borrowings	55,000	134	0.97%	118,609	162	0.54%
Subordinated debt	24,003	348	5.75%	23,323	350	5.95%
Total borrowed funds	245,633	572	0.92%	146,401	513	1.39%
Total interest-bearing liabilities	1,798,919	2,067	0.46%	1,682,574	1,854	0.44%
Net interest rate spread		20,362	3.49%		20,732	3.90%
Noninterest-bearing demand deposits	359,800			323,716
Other liabilities	31,889			26,358
Shareholders' equity	282,426			271,853
Total liabilities and shareholders' equity	$2,473,034			$2,304,501
Net interest margin			3.58%			3.98%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.
(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$1,642,736	$58,253	4.74%	$1,406,750	$55,385	5.26%
Federal funds sold	812	1	0.16%	551	1	0.24%
Taxable investment securities	482,084	7,935	2.19%	425,530	6,720	2.11%
Tax-exempt investment securities	14,029	433	4.12%	13,730	493	4.79%
Nonmarketable equity securities	12,559	391	4.16%	6,766	254	5.02%
Other interest-earning assets	47,392	60	0.17%	70,943	96	0.18%
Total interest-earning assets	2,199,612	67,073	4.08%	1,924,270	62,949	4.37%
Allowance for loan losses	(8,664)			(9,567)
Cash and due from banks	16,432			16,974
Premises and equipment	58,706			57,989
Other assets	155,311			161,601
Total assets	$2,421,397			$2,151,267

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$400,776	$198	0.07%	$333,087	$232	0.09%
Savings and money market	535,801	1,331	0.33%	501,517	1,371	0.37%
Time deposits - core	462,353	1,938	0.56%	474,099	2,024	0.57%
Brokered deposits	137,726	538	0.52%	154,054	535	0.46%
Total interest-bearing deposits	1,536,656	4,005	0.35%	1,462,757	4,162	0.38%
Short-term borrowings	155,641	241	0.21%	3,632	3	0.11%
Long-term FHLB borrowings	54,304	394	0.97%	76,612	417	0.73%
Subordinated debt	23,835	1,027	5.76%	24,180	1,281	7.08%
Total borrowed funds	233,780	1,662	0.95%	104,424	1,701	2.18%
Total interest-bearing liabilities	1,770,436	5,667	0.43%	1,567,181	5,863	0.50%
Net interest rate spread		61,406	3.65%		57,086	3.87%
Noninterest-bearing demand deposits	339,250			291,891
Other liabilities	31,267			24,229
Shareholders' equity	280,444			267,966
Total liabilities and shareholders' equity	$2,421,397			$2,151,267
Net interest margin			3.73%			3.97%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.
(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Provision for Loan Losses. We recorded no provision for loan losses for the quarter ended September 30, 2015 compared to a $484 thousand release of provision during the three months ended September 30, 2014.

Our provision for loan losses increased $1.2 million, or 136%, to a provision of $314 thousand during the nine months ended September 30, 2015, from an $866 thousand release during the corresponding period in 2014. Included in the loan loss provision for the first nine months of 2015 was a net impairment of $186 thousand associated with PCI pools and a net $180 thousand provision on our originated portfolio due to organic loan growth.

We had $294 thousand in net recoveries during the three months ended September 30, 2015 compared to net recoveries of $764 thousand during the corresponding period in 2014. We had $114 thousand in net recoveries during the nine months ended September 30, 2015 compared to net recoveries of $1.9 million during the corresponding period in 2014. There were $186 thousand in charge-offs in excess of fair market value adjustments on PCI loans during the nine months ended September 30, 2015, compared to no charge-offs on PCI loans for the same period in 2014.

Noninterest Income. The following table presents components of noninterest income for the three and nine months ended September 30, 2015 and 2014:

Noninterest Income

	Three months ended				Nine months ended
	September 30,				September 30,
	2015	2014	Change		2015	2014	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,370	$1,137	$233	20.5%	$3,495	$2,771	$724	26.1%
Income from fiduciary activities	821	698	123	17.6%	2,327	2,018	309	15.3%
Commissions and fees from investment brokerage	126	85	41	48.2%	388	313	75	24.0%
Income from capital markets	238	364	(126)	-34.6%	1,030	399	631	158.1%
Gain (loss) on sale of securities available for sale	54	(63)	117	-185.7%	54	180	(126)	-70.0%
ATM and card income	537	631	(94)	-14.9%	1,860	1,905	(45)	-2.4%
Mortgage banking income	700	822	(122)	-14.8%	2,607	1,719	888	51.7%
Income from bank-owned life insurance	1,058	552	506	91.7%	2,379	2,197	182	8.3%
Amortization of indemnification asset	(87)	(1,107)	1,020	-92.1%	(601)	(1,966)	1,365	-69.4%
Loss share true-up liability expense	(75)	(238)	163	-68.5%	(120)	(599)	479	-80.0%
Other noninterest income	185	257	(72)	-28.0%	301	1,665	(1,364)	-81.9%
Total noninterest income	$4,927	$3,138	$1,789	57.0%	$13,720	$10,602	$3,118	29.4%

Noninterest income increased $1.8 million, or 57%, for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Noteworthy changes among categories include (i) a $233 thousand increase in service charges on deposit accounts due to an increase in product pricing and overall increase in depository accounts; (ii) a $123 thousand increase in income from fiduciary activities; (iii) a $506 thousand increase in income from bank owned life insurance which included $417 thousand in death proceeds in the third quarter of 2015; and (iv) a $1.2 million decrease in amortization of the indemnification asset and true-up liability expense related to the loss share agreements with the FDIC due to the expiration of the loss share agreement related to Bank of Hiawassee’s non-single family assets. Mortgage banking income decreased $122 thousand due to decreased activity in loan closings, income from ATM and card activity decreased $94 thousand, capital markets income decreased $126 thousand primarily due to lower customer-related interest rate hedging activity and other noninterest income decreased $72 thousand due to a decrease in income on other equity investments. Noninterest income for the three months ended September 30, 2015 included a $54 thousand gain on sale of securities available for sale compared to a loss on sale of available for sale securities of $63 thousand for the three months ended September 30, 2014.

Noninterest income increased $3.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Noteworthy changes among categories include (i) a $724 thousand increase in service charges on deposit accounts, as a direct contribution of the Provident Community merger; (ii) a $309 thousand increase in income from fiduciary activities; (iii) a $631 thousand increase in capital markets income primarily due to customer-related interest rate hedging activity; (iv) a $888 thousand increase in mortgage banking income due to increased activity in loan closings in the first half of 2015; (v) a $1.8 million decrease in amortization of indemnification assets and true-up liability expense related to the loss share agreements with the FDIC due to the expiration of the loss share agreement related to Bank of Hiawassee’s non-single family assets; (vi) a $182 thousand increase in income from bank-owned life insurance due primarily to higher death benefits received in 2015 as compared to 2014; and (vii) a $1.4 million decrease in other noninterest income primarily as a result of the sale of MasterCard shares for $936 thousand in the first quarter of 2014 and a $196 thousand reduction of capital on certain limited partnership investments based on final 2014 partnership documentation received in the second quarter of 2015.

Noninterest Expense. The following table presents components of noninterest expense for the three and nine months ended September 30, 2015 and 2014:

Noninterest Expense

	Three months ended				Nine months ended
	September 30,				September 30,
	2015	2014	Change		2015	2014	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$9,952	$10,240	$(288)	-2.8%	$30,404	$29,152	$1,252	4.3%
Occupancy and equipment	2,591	3,527	(936)	-26.5%	7,638	7,781	(143)	-1.8%
Advertising and promotion	313	564	(251)	-44.5%	991	1,020	(29)	-2.8%
Legal and professional fees	472	887	(415)	-46.8%	1,930	2,670	(740)	-27.7%
Deposit charges and FDIC insurance	401	441	(40)	-9.1%	1,226	1,049	177	16.9%
Data processing and outside service fees	1,668	1,907	(239)	-12.5%	4,956	4,797	159	3.3%
Communication fees	501	480	21	4.4%	1,619	1,454	165	11.3%
Core deposit intangible amortization	347	347	-	0.0%	1,042	921	121	13.1%
Net cost of operation of other real estate owned	163	343	(180)	-52.5%	430	602	(172)	-28.6%
Loan and collection expense	151	298	(147)	-49.3%	547	890	(343)	-38.5%
Postage and supplies	123	176	(53)	-30.1%	389	521	(132)	-25.3%
Other noninterest expense	1,737	1,438	299	20.8%	4,619	3,770	849	22.5%
Total noninterest expense	$18,419	$20,648	$(2,229)	-10.8%	$55,791	$54,627	$1,164	2.1%

Total noninterest expense decreased $2.2 million to $18.4 million for the three months ended September 30, 2015, compared to the corresponding period in 2014. Excluding merger-related expenses of $31 thousand and $2.2 million for the three-month periods ended September 30, 2015 and 2014, respectively, adjusted noninterest expense decreased $31 thousand for the three months ended September 30, 2015, compared to the corresponding period in the prior year. Total noninterest expense increased to $55.8 million for the nine months ended September 30, 2015, an increase of 2% from $54.6 million for the corresponding period in 2014. Excluding merger-related expenses of $320 thousand and $2.9 million for the nine-month periods ended September 30, 2015 and 2014, respectively, adjusted noninterest expense increased $3.7 million, or 7%, for the nine months ended September 30, 2015, compared to the corresponding period in the prior year. Adjusted noninterest expense, which excludes merger-related expenses, is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Three-month comparison and analysis

Salaries and employee benefits expenses decreased $288 thousand, or 2.8%, to $10.0 million for the three months ended September 30, 2015, compared to $10.2 million in the comparable period of 2014. The decrease in salaries and employee benefits was primarily related to a decrease in employees from 2014. Total full-time equivalent decreased to 485 at September 30, 2015 compared to 528 employees at September 30, 2014 due to branch closures and staff rationalization efforts in 2015. Compensation expense for share-based compensation plans was $308 thousand in the third quarter of 2015 compared to $313 thousand in the comparable period of 2014.

Other notable variances during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014 include (i) a decrease in occupancy and equipment expense of $936 thousand or 26.5% as the prior year included $1.0 million of lease termination expenses related to the Provident Community acquisition; (ii) a decrease in legal and professional fees of $415 thousand, or 46.8%; (iii) a decrease of $251 thousand, or 44.5% in advertising and promotion expense; and (iii) a decrease in data processing fees of $239 thousand, or 12.5%. These decreases were primarily related to additional costs incurred in 2014 as a result of the acquisition of Provident Community. Net cost of operation of other real estate owned also decreased $180 thousand, or 52.5%, and loan collection expense decreased $147 thousand, or 49.3% as nonperforming assets have decreased over the past twelve months. Other noninterest expense increased $299 thousand, or 20.8% due to $614 thousand in write-downs of fixed assets as a result of additional branch closures announced in the third quarter of 2015.

Nine-month comparison and analysis

Salaries and employee benefits expenses increased $1.3 million, or 4.3%, to $30.4 million in the nine months ended September 30, 2015 compared to $29.2 million in the comparable period of 2014. This increase was primarily due to hiring initiatives designed to drive future organic growth opportunities, the addition of Provident Community employees and severance expense recorded in 2015.

Other notable changes between categories during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 include (i) an increase in FDIC insurance of $177 thousand, or 16.9%, to $1.2 million; (ii) an increase in data processing fees of $159 thousand, or 3.3%; (iii) an increase in communications fees of $165 thousand, or 11.3%, (iv) an increase in core deposit intangible amortization of $121 thousand, or 13.1%; and (v) a $849 thousand, or 22.5% increase in other noninterest expense. These increases were primarily related to the acquisition of Provident Community, as well as organic growth. Offsetting these increases were (i) a decrease in occupancy and equipment expense of $143 thousand, or 1.8%, to $7.6 million as the prior year included $1.0 million of lease termination expense related to the Provident Community acquisition; (ii) a decrease in advertising and promotion expense of $29 thousand, or 2.8%; (iii) a decrease in legal and professional fees of $740 thousand, or 27.7%, as the prior year included fees related to the Provident Community acquisition; (iv) a decrease in loan and collection expense of $343 thousand, or 38.5%; and (v) a $172 thousand, or 28.6%, decrease in net cost of operation of other real estate owned.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended September 30, 2015, we recognized income tax expense of $2.1 million compared to income tax expense of $1.3 million for the same period in 2014. The effective tax rate for the three months ended September 30, 2015 is 30.45% compared to 33.84% for the same period in 2014. The change in the effective tax rate for the three-month periods was due to the amount of death benefits received on bank-owned life insurance relative to the size of pre-tax income in 2015.

For the nine months ended September 30, 2015, we recognized income tax expense of $6.2 million compared to income tax expense of $4.5 million for the same period in 2014. The effective tax rate for the nine months ended September 30, 2015 is 32.54% compared to 32.27% for the same period in 2014. The change in the effective tax rate for the nine-month periods was also due to the amount of death benefits received on bank-owned life insurance relative to the size of pre-tax income in 2015.

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers as well as to meet other commitments as they fall due, including the ability to pay dividends, service debt, invest in branches or acquisitions, and to fund operations. We strive to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of Federal funds sold. Liquidity is governed by an asset/liability policy approved by the board of directors and administered by an internal Asset-Liability Management Committee (the “ALCO”). The ALCO reports monthly asset/liability-related matters to the Loan and Risk Committee of the board of directors.

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at September 30, 2015 was 19.57% compared to 19.55% at December 31, 2014. Both ratios exceeded our minimum internal target of 10%. In addition, at September 30, 2015, we had $271.7 million of credit available from the FHLB, $229.5 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At September 30, 2015, we had $409.4 million of pre-approved but unused lines of credit, $7.3 million of standby letters of credit and $267 thousand of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at September 30, 2015 was $284.2 million, compared to $275.1 million at December 31, 2014. The $9.1 million increase was the result of net income of $12.8 million for the nine months ended September 30, 2015, $898 thousand of net share-based compensation, a $492 thousand decline in accumulated other comprehensive loss and $185 thousand in proceeds from the exercise of stock options. These increases were partially offset by, the repurchase of 153,609 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program, the acquisition of 34,488 shares in connection with satisfaction of tax withholding obligations on vested restricted stock and $4.0 million of dividends paid on common stock.

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

At September 30, 2015, under the new regulations in effect on January 1, 2015, both the Company and the Bank were “well capitalized”. As permitted for regulated institutions that are not designated as "advanced approach" banking organizations (those with assets greater than $250 billion or with foreign exposures greater than $10 billion), the Company made a one-time, permanent election to opt out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. During the nine months ended September 30, 2015, the Company’s and Bank’s regulatory capital ratios were positively impacted by phase-in provisions related to certain intangibles, deferred tax assets and deferred tax liabilities. At December 31, 2014, the Company and the Bank were “well capitalized” under the standards in effect at that time. Actual and required capital levels at September 30, 2015 and December 31, 2014 are presented below:

	Capital Ratios at September 30, 2015
	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$263,817	13.99%	$150,896	8.00%	$198,050	10.50%	$188,619	10.00%
Tier 1 capital (to risk-weighted assets)	255,075	13.52%	113,172	6.00%	160,326	8.50%	150,896	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	255,075	13.52%	84,879	4.50%	132,034	7.00%	122,603	6.50%
Tier 1 capital (to average assets)	255,075	10.52%	96,968	4.00%	96,968	4.00%	121,211	5.00%
Risk Weighted Assets	1,886,194
Average Assets for Tier 1	2,424,211

The Company
Total capital (to risk-weighted assets)	$274,659	14.55%	$150,965	8.00%	$198,142	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	265,917	14.09%	113,224	6.00%	160,401	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	249,289	13.21%	84,918	4.50%	132,095	7.00%	N/A	N/A
Tier 1 capital (to average assets)	265,917	10.92%	97,375	4.00%	97,375	4.00%	N/A	N/A
Risk Weighted Assets	1,887,065
Average Assets for Tier 1	2,434,380

	Capital Ratios at December 31, 2014
	Actual		For Capital Adequacy Purposes		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$224,579	13.11%	$137,089	8.00%	$171,361	10.00%
Tier 1 capital (to risk-weighted assets)	216,110	12.61%	68,544	4.00%	102,817	6.00%
Tier 1 capital (to average assets)	216,110	9.56%	90,394	4.00%	112,993	5.00%
Risk Weighted Assets	1,713,612
Average Assets for Tier 1	2,259,856

The Company
Total capital (to risk-weighted assets)	$239,557	13.95%	$137,360	8.00%	171,700	10.00%
Tier 1 capital (to risk-weighted assets)	231,088	13.46%	68,680	4.00%	103,020	6.00%
Tier 1 capital (to average assets)	231,088	10.17%	90,931	4.00%	113,664	5.00%
Risk Weighted Assets	1,717,003
Average Assets for Tier 1	2,273,275

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 16 - Off-Balance Sheet Risk of the 2014 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2015 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” presented our 2014 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As previously discussed in this report, on September 30, 2015, the Company and First Capital Bancorp, Inc. ("First Capital") entered into an Agreement and Plan of Merger, pursuant to which First Capital will be merged with and into the Company, with the Company as the surviving entity. The merger remains subject to various conditions, including the approval by First Capital’s shareholders and the receipt of customary bank regulatory approvals. The following risk factors are being provided in addition to the risk factors previously disclosed in the 2014 Form 10-K.

We expect to incur significant transaction and merger-related integration costs in connection with the proposed merger with First Capital and, even if completed, we may not realize all of the anticipated benefits of the merger.

We expect to incur significant costs associated with completing the First Capital merger and integrating the operations of our two companies. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts will also divert management attention and resources. Additionally, Park Sterling has not previously operated a Virginia based corporation, and if we are not able to merge First Capital Bank into Park Sterling Bank following the completion of the merger of First Capital into the Company, the two banks would be subject to separate examination by their respective primary regulators and we would incur increased regulatory and compliance costs. Accordingly, we may fail to realize some of the anticipated benefits and cost savings from the merger, or the benefits and savings make take longer to be realized than expected, which could adversely impact our financial condition and results of operations. Although we believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Additionally, in the event the merger is not completed, we will be subject to a number of costs and risks without realizing any of the benefits of having completed the merger, including the payment of certain fees and costs relating to the merger, such as legal, accounting and printing fees, the potential decline in the market price of our common stock, the risk that the we may not find another party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms set forth in the merger agreement and the loss of time and resources.

The First Capital merger will not be completed unless important conditions to the merger are satisfied.

Completion of the First Capital merger is subject to certain conditions set forth in the merger agreement, including the receipt of regulatory approvals and the approval of First Capital shareholders. If these conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the merger will not occur or will be delayed and we could lose some or all of the intended benefits of the merger. We may not receive the applicable regulatory or shareholder approvals, or governmental authorities may impose conditions upon the completion of the merger or require changes in the terms of the merger. These conditions or changes could result in the termination of the merger agreement or could have the effect of delaying the completion of the merger or imposing additional costs or limiting the possible revenues of the combined company. We are not obligated to complete the merger if the required regulatory approvals include any conditions or restrictions that, in the aggregate, would reasonably be expected to have a material adverse effect on First Capital or us, measured relative to First Capital.

Sales of substantial amounts of common stock in the open market by former First Capital shareholders could depress our stock price.

Shares of our common stock that are issued to First Capital shareholders and First Capital warrant holders will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, except for shares issued to any person who may be deemed to be an affiliate of the Company. We currently expect to issue approximately 8,400,000 shares of common stock in connection with the merger. If the merger is completed and if First Capital’s shareholders sell substantial amounts of our common stock in the public market following completion of the merger, the market price of our common stock may decrease. These sales might also make it more difficult for us to sell equity or equity-related securities at a time and price that we otherwise would deem appropriate.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended September 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from July 1, 2015 through July 31, 2015	186	$7.17	-	2,050,391

Repurchases from August 1, 2015 through August 31, 2015	836	7.00	-	2,050,391

Repurchases from September 1, 2015 through September 30, 2015	4,435	6.82	4,000	2,046,391

Total	5,457	$6.85	4,000	2,046,391

(1)

Included in the total number of shares purchased are 186, 836, and 435 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in July, August and September, respectively.

(2)

On October 29, 2014, the board of directors approved a new share repurchase program, which will expire on November 1, 2016, to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors. The new share repurchase program replaces the prior share repurchase program which expired on November 1, 2014.

During the three months ended September 30, 2015, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of September 30, 2015 by and between the Company and First Capital Bancorp, Inc. incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed October 1, 2015.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: October 29, 2015	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: October 29, 2015	By:	/s/ David L. Gaines
David L. Gaines
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of September 30, 2015 by and between the Company and First Capital Bancorp, Inc. incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed October 1, 2015.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements*

*The information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934