Form 10-K
period 2015-12-31
Park Sterling Corp
filed 2016-03-04
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $296,124,537 (based on the closing price of $7.20 per share on June 30, 2015). For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares of common stock of the registrant outstanding as of February 29, 2016 was 53,061,716.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders scheduled to be held on May 26, 2016 are incorporated by reference into Part III, Items 10-14.

PARK STERLING CORPORATION

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K, including information incorporated by reference in this document, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including financial and other estimates and expectations regarding the Company’s merger with First Capital Bancorp, Inc. (“First Capital”), the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion in new markets, hiring of additional personnel, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of any share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed elsewhere in this report, including Item 1A. “Risk Factors,” and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the First Capital merger within expected time frames; increases in expected costs or decreases in expected savings or difficulties related to merger integration matters; inability to identify and successfully negotiate and complete additional combinations with other potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to generate an adequate return on investment related to new branches or other hiring initiatives; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, opening of de novo branches or otherwise; inability to capitalize on identified revenue enhancements or expense management opportunities; variability in the performance of covered loans and associated loss share related expenses; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or failure of continued recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other than temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any government shutdown or debt ceiling impasses, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which would cause disruptions in the financial markets, impact interest rates and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 1. Business
General

Park Sterling Corporation (the “Company”) was formed in 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) pursuant to a bank holding company reorganization effective January 1, 2011, and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank is a North Carolina-chartered commercial nonmember bank that was incorporated in September 2006 and opened for business at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina on October 25, 2006. At December 31, 2015, the Company’s primary operations and business were that of owning the Bank. The main office of both the Company and the Bank is located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204, and its phone number is (704) 716-2134.

In August 2010, the Bank raised gross proceeds of $150 million in an equity offering (the “Public Offering”), to facilitate a change in the Bank’s business plan from primarily organic growth at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. Consistent with this growth strategy, over the past several years the Bank has opened additional branches in North Carolina and South Carolina and in 2014 and 2015 expanded into the Virginia market through the opening of two branches in Richmond, Virginia. Also consistent with this strategy, on January 1, 2016 the Company acquired First Capital Bancorp, Inc. (“First Capital”), the parent company of First Capital Bank. As a result of the merger of First Capital into the company, First Capital Bank, which operated eight branches in the Richmond, Virginia area, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of approximately 8.4 million shares of Common Stock and approximately $25.7 million in cash. Based on the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million.

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

Through our branches and offices, we provide banking services to small and mid-sized businesses, owner-occupied and income-producing real estate owners, residential builders, institutions, professionals and consumers doing business or residing within our target markets. We provide a wide range of banking products, including personal, business and non-profit checking accounts, IOLTA accounts, individual retirement accounts, business and personal money market accounts, time deposits, overdraft protection, safe deposit boxes and online and mobile banking. Our lending activities include a range of short- to medium-term commercial (including asset-based lending), real estate, construction, residential mortgage, home equity and consumer loans, as well as long-term residential mortgages. Our wealth management activities include investment management, private banking, personal trust and investment brokerage services. Our cash management activities include remote deposit capture, lockbox services, sweep accounts, purchasing cards, ACH and wire payments. Our capital markets activities include interest rate and currency risk management products, loan syndications and debt placements. We are committed to providing “Answers You Can Bank OnSM” to our customers. We pride ourselves on being large enough to help customers achieve their financial aspirations, yet small enough to care that they do. We are focused on building a banking franchise that is noted for sound risk management, broad product capabilities, strong community focus and exceptional customer service.

Market Area

The Bank serves its customers through eighteen full-service branches in North Carolina, twenty-three full-service branches and one drive-through facility in South Carolina, ten full-service branches in Virginia and five full-service branches in North Georgia.

The Bank maintains nineteen branches in the Charlotte-Concord-Gastonia Metropolitan Statistical Area (“MSA”) in North Carolina, ten branches in the Greenville-Anderson-Mauldin MSA in South Carolina, and ten branches in the Richmond MSA in Virginia. Additionally, we serve our communities through five branches in the Greenwood, South Carolina MSA, two each in the Spartanburg, South Carolina MSA and the Columbia, South Carolina MSA, and one each in the Newberry, South Carolina MSA, the Raleigh, North Carolina MSA, the Wilmington, North Carolina MSA, and the Charleston-North Charleston, South Carolina MSA.. Our five North Georgia branches are not located in an identified MSA.

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

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our larger competitors have greater resources, broader geographic markets and higher lending limits than we do, and they can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than we can. To counter these competitive disadvantages, we depend on our reputation as a community bank in our local markets, our direct customer contact, our ability to make credit and other business decisions locally, our wide range of banking products and our personalized service.

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

Employees

As of February 29, 2016, we employed 493 people and had 478 full time equivalent employees. Each of these individuals is an employee of the Bank. There are no employees at the bank holding company level. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.

Subsidiaries

The Company’s primary subsidiary is the Bank. As of February 29, 2016, the Company has five wholly-owned non-consolidated subsidiaries; Community Capital Corporation Statutory Trust I, CSBC Statutory Trust I, Provident Community Bancshares Capital Trust I, Provident Community Bancshares Capital Trust II and FCRV Statutory Trust 1, which were used to issue $10.3 million, $15.5 million, $4.1 million, $8.2 million and $5.0 million (in each case before related acquisition accounting fair market value adjustments), respectively, of trust preferred securities (“TruPS”) by predecessor companies. The Company has fully and unconditionally guaranteed each trust’s obligations under the TruPS. Proceeds from these TruPS were used by the predecessor companies to purchase junior subordinated notes in Community Capital, Citizens South, Provident Community and First Capital, respectively, which constitute Tier I capital of the Company.

The Bank has four subsidiaries, Park Sterling Financial Services, Inc., Citizens Properties, LLC, RE1, LLC and RE2, LLC. Park Sterling Financial Services, Inc., originally Citizens South Financial Services, Inc., primarily owns stock in a title insurance company which was used by Citizens South Bank for certain real estate transactions and continues to operate as such. Citizens Properties, LLC was formed in January 2012 for the purpose of holding, managing and resolving certain real estate that was acquired through foreclosure, or other nonperforming and substandard assets, and continues to operate as such. Each of RE1, LLC and RE2, LLC is a Virginia limited liability company formed for the sole purpose of taking title of property acquired in lieu of foreclosure and continues to operate as such.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. Many of the requirements called for in the Dodd-Frank Act continue to be implemented, and/or are subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

In addition, from time to time, various other legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as regulatory agencies, that may impact the Company or the Bank. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change bank statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any such legislation or regulatory policies will be enacted or, if enacted, the effect that such would have on our financial condition or results of operations, which could be material.

General. As a registered bank holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by the Federal Reserve Board and the Federal Reserve Bank of Richmond (“Federal Reserve”). In general, the Federal Reserve may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve may assess civil money penalties, issue cease and desist or removal orders and require that a bank holding company divest subsidiaries, including subsidiary banks. The Company is also required to file reports and other information with the Federal Reserve regarding its business operations and those of the Bank.

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

In addition to state and federal banking laws, regulations and regulatory agencies, the Company and the Bank are subject to various other laws and regulations of, and supervision and examination by, other regulatory agencies, including, with respect to the Company, the SEC and the NASDAQ Global Select Market (“NASDAQ”).

Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. In general, the BHC Act limits the business of bank holding companies and its subsidiaries to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any nonbank subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

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

In July 2013, the regulatory agencies approved final regulatory capital rules that replaced the then existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the credit risk weightings for banking and trading book assets. The new regulatory capital rules establish the benchmark capital rules and capital floors that are generally applicable to United States banks under the Dodd-Frank Act and make the capital rules consistent with heightened international capital standards known as Basel III. These new capital standards apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million.

Under the new minimum risk-based and leverage capital guidelines, which became effective in 2015, applicable regulatory capital components consist of (1) common equity Tier 1 capital (common stock, including related surplus, and retained earnings, plus limited amounts of minority interest in the form of common stock, net of goodwill and other intangibles (other than mortgage servicing assets), deferred tax assets arising from net operating loss and tax credit carry forwards above certain levels, mortgage servicing rights above certain levels, gain on sale of securitization exposures and certain investments in the capital of unconsolidated financial institutions, and adjusted by unrealized gains or losses on cash flow hedges and accumulated other comprehensive income items (subject to the ability of a non-advanced approaches institution to make a one-time irrevocable election to exclude from regulatory capital most components of AOCI), (2) additional Tier 1 capital (qualifying non-cumulative perpetual preferred stock, including related surplus, plus qualifying Tier 1 minority interest and, in the case of holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain grandfathered trust preferred securities and cumulative perpetual preferred stock in limited amounts, net of mortgage servicing rights, deferred tax assets related to temporary timing differences, and certain investments in financial institutions) and (3) Tier 2 capital (the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions). Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital. The required minimum ratios are as follows:

●	common equity Tier 1 capital ratio (common equity Tier 1 capital to standardized total risk-weighted assets) of 4.5%;

●	Tier 1 capital ratio (Tier 1 capital to standardized total risk-weighted assets) of 6%;

●	total capital ratio (total capital to standardized total risk-weighted assets) of 8%; and

●	leverage ratio (Tier 1 capital to average total consolidated assets less amounts deducted from Tier 1 capital) of 4%.

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

The new capital guidelines contain certain provisions designed to minimize the impact of the revised capital regulations on community banks. In particular, banking organizations with less than $15 billion in total assets (including the Company and the Bank) are not subject to the phase-out of non-qualifying Tier 1 capital instruments, such as TruPS, that were issued and outstanding prior to May 19, 2010. In addition, non-advanced approaches banking organizations have a one-time option, which the Company has exercised, to exclude certain components of accumulated other comprehensive income from inclusion in regulatory capital, comparable to treatment under the previous capital rules. The regulations also retain the existing treatment for residential mortgage exposures in the current risk-based capital rules, rather than adopt the proposed changes that would have required banking organizations to determine the risk weights based on a complex categorization and loan-to-value assessment.

Although the new capital guidelines alleviate some of the concerns of community banks with the capital standards as originally proposed, the new capital standards impose significant changes on the definition of capital, including the inability to include instruments such as TruPS in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the new guidelines increase the risk-weights of various assets, including certain high volatility commercial real estate and past due asset exposures. The Company and the Bank were in compliance with all such capital requirements as of December 31, 2015.

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

Prompt Corrective Action. The Federal Deposit Insurance Act (the “FDI Act”), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. An institution is subject to progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which it is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An FDIC-supervised insured depositary institution that is undercapitalized is required to submit a capital restoration plan to the FDIC, which plan must include a performance guarantee by its bank holding company. In addition, pursuant to the FDICIA, the various federal regulatory agencies have prescribed certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and such agencies may take action against a financial institution that does not meet the applicable standards.

The various federal regulatory agencies have adopted substantially similar regulations that define the five capital categories identified under the FDICIA, using the capital ratios as the relevant capital measures. The new risk-based and leverage capital guidelines incorporate the revised changes in regulatory capital into the prompt corrective action framework, using the total risk-based capital ratio, the Tier 1 risk-based capital ratio, the common equity Tier 1 ratio, the leverage ratio (including, for certain large institutions, beginning January 1, 2018, the supplementary leverage ratio), as well as a tangible equity to total assets ratio, under which an institution’s capital adequacy will be measured for purposes of the “prompt corrective action” framework. Effective January 1, 2015, generally an insured depository institution will be treated as:

●

“well capitalized” if its total risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 8%, its common equity Tier 1 capital ratio is at least 6.5%, its leverage ratio is at least 5% and, if applicable, its supplementary leverage ratio is at least 6%, and if it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its primary Federal regulator;

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

Under these guidelines, the Bank was considered “well capitalized” as of December 31, 2015.

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

There also are a number of obligations and restrictions imposed on bank holding companies and their depositary institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the DIF in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary bank. Under this policy, the Federal Reserve may require a holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the holding company’s shareholders if the Federal Reserve believes the payment of such dividends would be an unsafe or unsound practice.

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

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. We are not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Dividends and Repurchase Limitations. The payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law. In addition, the Federal Reserve Board has issued a policy statement regarding payment of cash dividends by a bank holding company, indicating that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover the cash dividends, the holding company’s prospective rate of earnings retention is consistent with the holding company’s capital needs and overall financial condition, and the holding company is not in danger of not meeting its minimum regulatory capital adequacy ratios. As a bank holding company, the Company also must obtain Federal Reserve approval prior to repurchasing its Common Stock in excess of 10% of its consolidated net worth during any twelve-month period unless the Company (i) both before and after the repurchase satisfies capital requirements for "well capitalized" bank holding companies; (ii) is “well managed”; and (iii) is not the subject of any unresolved supervisory issues. For this purpose, a bank holding company will be considered to be "well-capitalized" if it maintains a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and is not subject to a written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure; and a bank holding company will be considered to be "well-managed" if it has received at least a satisfactory composite rating and at least a satisfactory rating for management, if applicable.

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

It may be difficult to integrate the business of First Capital and we may fail to realize all of the anticipated benefits of the acquisition of First Capital.

If our costs to integrate the business of First Capital into our existing operations are greater than anticipated or we are not able to achieve the anticipated benefits of the merger, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, loss of customers, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. Integration efforts also may divert management attention and resources.

We may incur losses on loans, securities and other acquired assets of First Capital that are materially greater than reflected in our preliminary fair value adjustments.

We accounted for the First Capital merger under the acquisition method of accounting, recording the acquired assets and liabilities of First Capital at fair value based on preliminary acquisition accounting adjustments. Under acquisition accounting, we have until one year after the merger date to finalize the fair value adjustments, meaning we may adjust the preliminary fair value estimates of First Capital’s assets and liabilities based on new or updated information that provided a better estimate of the fair value at merger date.

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

We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up new bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase our noninterest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches or loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of the operation of new bank branches or loan production offices. If we are not able to do so, our earnings and stock price may be negatively impacted.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, is highly dependent upon the business and economic environment in the primary markets in which we operate and in the United States as a whole. Although there has been improvement in general economic conditions in the United States since the recession experienced in 2007-09, with evidence of stabilizing home prices and a reduction in unemployment levels, economic growth and business activity across a wide range of industries and regions in the United States has been slow and uneven, underemployment and household debt levels remain elevated and interest rates remain historically low. There can be no assurance that that economic conditions will continue to improve, and they may worsen.

Our business also is impacted by the domestic and international capital and credit markets, which have been experiencing volatility and disruption in recent years, resulting in uncertainty in the financial markets in general. In addition, instability in international market, economic and political conditions impacts global economic conditions, including economic recovery in the United States.

Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. A return of recessionary conditions or negative developments in global financial markets or economies may significantly affect the markets in which we do business, the value of our loans and investments and our ongoing operations, costs and profitability. In particular, negative developments in our current and target markets could drive losses beyond those that are or will be provided for in our allowance for loan losses and result in the following consequences:

●	increases in loan delinquencies;
●	increases in nonperforming loans and foreclosures;
●	decreases in demand for our products and services, which could adversely affect our liquidity position;
●	decreases in the value of the collateral securing loans, especially real estate, which could reduce customers’ borrowing power; and
●	decreases in the ability to raise additional capital on acceptable terms, or at all.

Changes in the policies of monetary authorities and other governmental action could adversely affect our profitability.

Our business and results of operations also are affected by fiscal and monetary policy. The actions of the Federal Reserve Board in the United States, and central banks internationally, regulate the supply of money and credit and the global financial system, impacting the cost of funds for lending, investing and capital-raising activities and the return earned on those loans and investments, both of which affect net interest margin. The actions of monetary authorities also can affect the value of financial instruments and other assets. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our financial condition and results of operations.

Our estimated allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. At December 31, 2015, our allowance for loan losses totaled approximately $9.1 million, which represented 0.52% of total loans and 109.85% of total nonperforming loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, we may be required to increase the allowance due to the conditions of loans acquired as result of our acquisitions of financial institutions should the remaining acquisition accounting fair market value adjustments for such loans be judged inadequate relative to their estimated future performance. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different from those of management. However, no assurance can be given that the allowance will be adequate to cover loan losses inherent in our loan portfolio, and we may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future. Any increase in our allowance for loan losses would have an adverse effect on our results of operations and financial condition, which could impact our stock price.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2015, our nonperforming assets totaled approximately $13.7 million, or 0.54% of total assets. Our nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or other real estate owned (“OREO”). We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well write-downs from time to time, as appropriate, of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings may be adversely affected, which could impact our stock price.

Failure to comply with the terms of the FDIC loss-share agreements acquired from Citizens South may result in significant losses.

As a result of our merger with Citizens South, we assumed certain FDIC loss-share agreements. Our loss-share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans and the remaining balance of $812 thousand associated with the Bank of Hiawassee non-single family OREO was transferred from the covered portfolio to the non-covered portfolio. As of December 31, 2015, the remaining loss-share agreements cover approximately $18.9 million (net of related fair value marks) in assets, and provide that the FDIC will reimburse us for between 80 and 95 percent of net losses on covered assets. To receive such reimbursements, we must comply with the specific, detailed and cumbersome compliance, servicing, notification and reporting requirements provided in the agreements. Our failure to comply with the terms of the agreements or to properly service the loans and OREO under the requirements of the loss-share agreements may cause individual loans or large pools of loans to lose eligibility for loss-share payments from the FDIC. This could result in material losses that are currently not anticipated.

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

At December 31, 2015, approximately 84% of our loans had real estate as a primary or secondary component of collateral, with 16% of those loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values have declined significantly during the recent economic crisis. Although real estate prices in most of our markets have stabilized or are improving, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

Our ten largest lending relationships (including aggregate exposure to guarantors) at December 31, 2015, range from $10.4 million to $20.2 million and averaged $13.2 million. None of these lending relationships was included in nonperforming loans at December 31, 2015. The deterioration of one or more large relationship loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

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

Deterioration in the fiscal position of the United States federal government and a downgrade of United States government securities by the credit rating agencies and Europe’s debt crisis could have a material adverse effect on our business, financial condition and results of operations.

The long-term outlook for the fiscal position of the United States federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of United States government securities. Continuing federal budget deficit concerns, including the impact on the national debt ceiling, and overall weakness in the economy could lead to additional downgrades, which could create uncertainty in the United States and global financial markets and economies. Any such adverse impact could cause other events which, directly or indirectly, could adversely affect our business, financial condition and results of operations.

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

Our net interest income could be negatively affected by interest rate adjustments by the Federal Reserve Board.

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

The Federal Reserve Board raised interest rates by 25 basis points in December 2015 after having held interest rates at almost zero over recent years. However, the consistently low rate environment has negatively impacted our net interest margin, notwithstanding decreases in nonperforming loans and improvements in deposit mix. Any reduction in net interest income will negatively affect our business, financial condition, liquidity, results of operations, cash flows and/or the price of our securities.

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent correspondent bank. As of December 31, 2015, the Company is considered to be in a liability-sensitive position, meaning income and capital are generally expected to decrease with an increase in short-term interest rates and, conversely, to increase with a decrease in short-term interest rates. However, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately decreased by 200 basis points, we could expect net income and capital to decrease by approximately $1.4 million over a 12-month period. This result is primarily due to the current low interest rate environment, under which interest rates on the Company’s average interest-bearing liabilities cannot benefit fully from a 200 basis point rate reduction, without turning negative, while yields on our average interest-earning assets could decline by 200 basis points. Furthermore, if short-term interest rates increase by 300 basis points, simulation modeling predicts net interest income will also decline by approximately $5.0 million over a 12-month period as a result of our liability-sensitive position. The actual amount of any increase or decrease may be higher or lower than predicted by our simulation model.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and currently are subject to examination, supervision and comprehensive regulation by the NC Commissioner, the FDIC and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, locations of offices, and the ability to accept brokered deposits. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, deposit funding strategy and results of operations would be materially and adversely affected. Our failure to remain well capitalized and well managed for regulatory purposes could affect customer confidence, the ability to execute our business strategies, the ability to grow our assets or establish new branches, the ability to obtain or renew brokered deposits, our cost of funds and FDIC insurance, the ability to pay dividends on or repurchase shares of our Common Stock and the ability to make acquisitions.

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

The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). At December 31, 2015, we held one investment in a senior tranche of CLO totaling $5.0 million, with a net unrealized loss of $57,300, which currently would be prohibited under the Volcker Rule. Unless the CLO documentation is amended to avoid inclusion within the rule’s prohibitions, we would have to recognize write-downs of these securities, by recognizing an other-than-temporary impairment (“OTTI”) in conformity with GAAP rules, and sell these securities before July 2017 assuming the date for conformity with the Volcker Rule is extended from July 2016. As we approach July 2017, the price of these securities could be negatively impacted as many holders of these and similar instruments will be forced to liquidate their positions. Any OTTI charges could significantly impact our earnings.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems in the past and could lead to losses or defaults by us or other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There can be no assurance that any such losses would not materially and adversely affect our results of operations.

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

Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, and while we have not experienced any denial of service attacks or breaches of client data, we could be the victim of such attacks or breaches in the future, which could be disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm.

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

Our authorized capital includes 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. As of December 31, 2015, we had 44,854,509 shares of Common Stock outstanding, including approximately 959,305 shares that have voting rights but no economic interest related to unvested shares of restricted stock and had reserved or otherwise set aside for issuance 2,094,493 shares underlying outstanding options and 641,870 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of Common Stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the Common Stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

Moreover, we are a bank holding company that is a separate and distinct legal entity from the Bank. As a result, our ability to make dividend payments, if any, on our Common Stock depends primarily upon receipt of dividends and other distributions received from the Bank. Various federal and state regulations limit the amount of dividends that the Bank may pay to us and that we may pay to our shareholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. In addition, our right to participate in, and thus the ability of our shareholders to benefit indirectly from, any distribution of assets of the Bank or any other subsidiary we may have from time to time upon the subsidiary’s liquidation or otherwise, will be subject to the prior claims of creditors of the subsidiary, except to the extent any of our claims as a creditor of the subsidiary may be recognized. As a result, our Common Stock effectively will be subordinated to all existing and future liabilities and obligations of the Bank and any other subsidiaries we may have.

Your right to receive liquidation and dividend payments on our Common Stock is junior to our existing and future indebtedness and to any other senior securities we may issue in the future.

Shares of our Common Stock are equity interests in the Company and do not constitute indebtedness. This means that shares of our Common Stock will rank junior to all of our indebtedness and to other nonequity claims against us and our assets available to satisfy claims against us, including in our liquidation. As of December 31, 2015, we had outstanding approximately $30.0 million under a senior loan facility and approximately $24.3 million (excluding acquisition accounting fair market value adjustments) aggregate principal amount of junior subordinated debt which, in addition to our other liabilities, would be senior in right of payment to our Common Stock. We also may incur additional indebtedness from time to time without the approval of the holders of our Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases space in a building located at 1043 E. Morehead Street, Charlotte, North Carolina that serves as its corporate headquarters and the Bank’s main branch office location. The Company also leases space in a building adjacent to the Morehead Street location to accommodate the Company’s expanded operations. Both of the buildings are owned by an entity with respect to which a former director is president.

At February 29, 2016, the Bank operated 56 full service branches and one drive through facility located in North Carolina, South Carolina, North Georgia and Virginia. The Bank leases seventeen of these branches and the remaining properties are owned. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. Additional information relating to premise, equipment and lease commitments is set forth in Note 8 – Premises and Equipment or Note 15 – Leases to the Company’s audited financial statements as of December 31, 2015 and 2014 and for the fiscal years ended December 31, 2015, 2014 and 2013 and the notes thereto, included in Part II, Item 8 of this report (the “Consolidated Financial Statements”).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices; Dividends

The Company’s Common Stock is traded publicly on NASDAQ under the symbol “PSTB”. The following table summarizes and sets forth the high and low closing sales prices of the Common Stock on NASDAQ and dividends declared per share for the periods indicated:

Year	Quarter	High	Low	Dividend
2015	Fourth	$7.97	$6.72	$0.03
	Third	7.39	6.80	0.03
	Second	7.32	6.56	0.03
	First	7.35	6.60	0.03

2014	Fourth	$7.77	$6.58	$0.02
	Third	7.06	6.58	0.02
	Second	6.98	6.27	0.02
	First	7.21	6.51	0.02

As of February 29, 2016, there were 53,061,716 shares of our Common Stock outstanding held by approximately 1,700 shareholders of record.

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

Unregistered Sales of Equity Securities

We did not sell any of our equity securities during the fiscal year ended December 31, 2015 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchase of Equity Securities

The following table provides information regarding the purchase of equity securities by the Company during the three months ended December 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from October 1, 2015 through October 31, 2015	48,042	$6.77	48,042	1,998,349

Repurchases from November 1, 2015 through November 30, 2015	1,190	7.49	-	1,998,349

Repurchases from December 1, 2015 through December 31, 2015	550	7.37	-	1,998,349

Total	49,782	$6.79	48,042	1,998,349

(1)

Included in the total number of shares purchased are 1,190 and 550 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in November and December, respectively.

(2)

On October 29, 2014, the board of directors approved a new share repurchase program, which will expire on November 1, 2016, to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors.

Performance Graph

The following graph compares the cumulative total shareholder return (“CTSR”) of our Common Stock during the previous five years with the CTSR over the same measurement period of the S&P 500 Index, the Keefe Bruyette & Woods (“KBW”) Bank Index and the KBW Regional Bank Index. Each trend line assumes that $100 was invested on December 31, 2010 and that all dividends were reinvested.

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

Item 6. Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2015 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements. Year-to-year financial information comparability is affected by the transaction expenses and the accounting treatment of our acquisitions as described in Part I, Item 1. “Business” and in Note 3 - Business Combinations to the Consolidated Financial Statements.

	At or for the Year Ended December 31,
	2015	2014	2013 (1)	2012 (1)	2011
	(dollars in thousands, except per share data)
Income Statement Data
Total interest income	$89,312	$85,297	$78,805	$57,946	$25,564
Total interest expense	7,931	7,655	6,382	6,570	6,169
Net interest income	81,381	77,642	72,423	51,376	19,395
Provision for loan losses	723	(1,286)	746	2,023	9,385
Net interest income after provision	80,658	78,928	71,677	49,353	10,010
Noninterest income	18,243	13,953	15,086	11,372	1,647
Noninterest expense	74,153	73,934	64,099	54,076	24,960
Income (loss) before taxes	24,748	18,947	22,664	6,649	(13,303)
Income tax expense (benefit)	8,142	6,058	7,359	2,306	(4,944)
Net income (loss)	16,606	12,889	15,305	4,343	(8,359)
Preferred dividends	-	-	353	51	-
Net income (loss) to common shareholders	$16,606	$12,889	$14,952	$4,292	$(8,359)

Per Share Data
Basic earnings (loss) per common share	$0.38	$0.29	$0.34	$0.12	$(0.29)
Diluted earnings (loss) per common share	$0.37	$0.29	$0.34	$0.12	$(0.29)
Cash dividends (2)	$0.12	$0.08	$0.04	n/a	n/a
Weighted-average common shares outstanding:
Basic	43,939,039	43,924,457	43,965,408	35,101,407	28,723,647
Diluted	44,304,888	44,247,000	44,053,253	35,108,229	28,723,647

Balance Sheet Data
Cash and cash equivalents	$70,526	$51,390	$55,067	$184,142	$28,543
Investment securities	491,392	491,424	401,463	245,571	210,146
Loans	1,732,751	1,572,431	1,286,977	1,346,116	748,668
Allowance for loan losses	(9,064)	(8,262)	(8,831)	(10,591)	(10,154)
Total assets	2,514,264	2,359,230	1,960,827	2,032,831	1,113,222
Deposits	1,952,662	1,851,354	1,599,885	1,632,004	846,637
Borrowings	215,000	180,000	55,996	80,143	49,765
Junior subordinated debt	24,262	23,583	22,052	21,573	12,296
Shareholders’ equity	$284,704	$275,105	$262,120	$275,739	$190,054

Profitability Ratios
Return on average total assets	0.68%	0.59%	0.76%	0.32%	-1.20%
Return on average stockholders’ equity	5.90%	4.78%	5.42%	1.99%	-4.69%
Net interest margin (3)	3.70%	3.96%	4.20%	4.29%	3.06%
Efficiency ratio (4)	74.47%	80.88%	73.33%	88.29%	119.76%

Asset Quality Ratios
Net charge-offs to total loans	0.00%	-0.06%	0.23%	0.12%	1.54%
Allowance for loan losses to total loans	0.52%	0.52%	0.68%	0.78%	1.34%
Nonperforming loans to total loans and OREO	0.47%	0.56%	0.94%	1.29%	2.61%
Nonperforming assets to total assets	0.54%	0.89%	1.37%	2.11%	3.25%

Liquidity Ratios
Net loans to total deposits	88.74%	84.93%	80.44%	82.49%	82.49%
Liquidity ratio (5)	20.10%	19.55%	20.92%	21.96%	28.80%
Equity to total assets	11.32%	11.66%	13.37%	13.56%	17.07%

Capital Ratios
Tangible common equity to tangible assets (6)	11.32%	11.66%	13.37%	12.14%	16.73%
Tier 1 leverage	11.00%	10.17%	11.63%	11.25%	17.77%
Tier 1 risk-based capital	13.83%	13.46%	15.34%	15.09%	19.53%
Total risk-based capital	14.30%	13.95%	16.46%	16.30%	21.61%

(1)	Revised to reflect measurement period adjustments to goodwill.
(2)	On July 26, 2013, our board of directors approved the initiation of a quarterly cash dividend to our common shareholders.

Future dividends are subject to board approval.

(3)	Net interest margin is presented on a tax equivalent basis.
(4)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

Gains and losses on sales of securities and OREO are excluded from the calculation.

(5)	Calculated by dividing total liquid assets by net deposits and short-term liabilities.
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

Executive Overview

The Company experienced strong financial performance in 2015 and continued growth. We reported net income of $16.6 million, or $0.37 per diluted common share, for the year ended December 31, 2015 compared to net income of $12.9 million, or $0.29 per diluted common share, for the year ended December 31, 2014. Excluding merger-related expenses and gain on sale of securities, we reported adjusted net income of $17.8 million, or $0.40 per diluted common share, for the year ended December 31, 2015 compared to adjusted net income of $15.2 million, or $0.34 per diluted common share, for the year ended December 31, 2014. Merger-related expenses totaled $1.7 million in 2015 compared to $3.6 million in 2014. Gain on sale of securities totaled $54 thousand in 2015 compared to $180 thousand in 2014. Results for 2015 include a full year of operating results from Provident Community, while results for 2014 include eight months of operating results from Provident Community. The ratio of adjusted operating expense to adjusted operating revenues, which excludes gain or loss on sale of securities, merger-related expenses and amortization of intangibles, as applicable, decreased 418 basis points to 71.35% for the year ended December 31, 2015, as compared to 75.53% for the year ended December 31, 2014.

Net interest income increased $3.7 million, or 5%, for the year ended December 31, 2015 to $81.4 million, compared to $77.6 million for the year ended December 31, 2014. Provision expense increased $2.0 million, or 156%, for the year ended December 31, 2015 to $723 thousand, compared to a release of $1.3 million for the year ended December 31, 2014, reflecting organic loan growth as well as impairments in the Company’s PCI loan pools and a decrease in recoveries from the prior year. Noninterest income increased $4.3 million, or 31%, for the year ended December 31, 2015 to $18.2 million, compared to $14.0 million for the year ended December 31, 2014. The increase in noninterest income in 2015 reflects lower amortization on the FDIC loss share indemnification asset and true-up liability expense, as well as increases in customer-related activities which includes service charges on deposit accounts, mortgage banking income, wealth management income and income from capital market activities. Noninterest expenses increased $219 thousand, or 0%, for the year ended December 31, 2015 to $74.2 million, compared to $73.9 million for the year ended December 31, 2014, due to organic growth and a full year of expenses from Provident Community as compared to eight months of expense from Provident Community in 2014. These increases were offset by decreased merger related expenses and expense management efforts.

Asset quality continued to improve during 2015 and remains a point of strength for the Company. Nonperforming loans decreased $653 thousand, or 7%, from $8.9 million, or 0.56% of total loans and OREO, at December 31, 2014 to $8.3 million, or 0.47% of total loans and OREO, at December 31, 2015, due to the continued resolution of problem loans. Nonperforming assets decreased by $7.2 million, or 34%, from $20.9 million at December 31, 2014 to $13.7 million at December 31, 2015 due to successful disposition of numerous OREO properties and the continued resolution of problem assets. Nonperforming assets decreased to 0.54% of total assets at December 31, 2015 from 0.89% at December 31, 2014.

The allowance for loan losses was $9.1 million, or 0.52% of total loans, at December 31, 2015, compared to $8.3 million, or 0.52% of total loans, at December 31, 2014. Net recoveries decreased $968 thousand, or 97%, from a net recovery of $1.0 million, or 0.06% of total loans, for the year ended December 31, 2014 to a net recovery of $27 thousand, or 0.00% of total loans, for the year ended December 31, 2015.

Total assets increased $155.0 million, or 7%, to $2.5 billion at December 31, 2015 compared to 2014. Cash and cash equivalents increased $19.1 million, or 37%. Loans and loans held for sale increased $154.5 million, or 10% from December 31, 2014, to $1.7 billion. The investment securities portfolio, including nonmarketable equity securities, decreased $198 thousand, or 0% from December 31, 2014, to $502.8 million. All other asset categories decreased $17.6 million, or 8% from December 31, 2014.

Total deposits increased $101.3 million, or 5%, from December 31, 2014, to $2.0 billion at December 31, 2015 due primarily to increases in money market accounts as promotional rates were introduced in our Richmond, VA market as well as increases in noninterest bearing deposits. Total borrowings increased $35.7 million, or 18%, to $239.3 million at December 31, 2015 compared to $203.6 million at December 31, 2014, due to $30 million in a new senior unsecured term loan at the bank holding company level incurred in preparation for the First Capital merger.

Total shareholders’ equity increased $9.6 million, or 3%, to $284.7 million at December 31, 2015 compared to $275.1 million at December 31, 2014, driven by net income of $16.6 million. We remained well capitalized at December 31, 2015. Tangible common equity as a percentage of tangible assets was 9.93% and Tier 1 leverage ratio was 11.00%.

Adjusted net income and related per share measures, as well as tangible common equity and tangible assets, adjusted operating revenues, adjusted operating expense and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

Business Overview

The Company, a North Carolina corporation, was formed in October 2010 to serve as the holding company for the Bank pursuant to a bank holding company reorganization effective January 1, 2011 and is a bank holding company registered with the Federal Reserve Board. The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank.

As part of our growth strategy, the Company has consummated several acquisitions since the bank holding company reorganization, including the acquisitions of Community Capital in November 2011, Citizens South in October 2012 and Provident Community in May 2014. Additionally, from an organic standpoint, over the past several years the Company has opened additional branches in North and South Carolina, and during 2014, the Bank opened a loan production office in Richmond, Virginia followed by the opening of two full service branches. In the first quarter of 2016, the Company acquired First Capital in Glen Allen, Virginia.

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

Under the accounting guidance for PCI loans, the excess of the present value of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows to be collected. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is available to absorb future charge-offs.

In addition, subsequent to acquisition, we periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. In the current economic environment, estimates of cash flows for PCI loans require significant judgment given the impact of home price and property value changes, changing loss severities, prepayment speeds and other relevant factors. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Significant increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

PCI loans at December 31, 2015 represent loans acquired in connection with the acquisitions of Community Capital, Citizens South and Provident Community that were deemed credit impaired at the time of acquisition. PCI loans that were classified as nonperforming loans by the acquired institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

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

As of December 31, 2015 and 2014, we had a net DTA in the amount of approximately $29.0 million and $35.6 million, respectively. The decrease is primarily the result of earnings of $16.6 million during 2015. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either December 31, 2015 or 2014.

Further information regarding our income taxes is presented in Note 12 —Income Taxes to the Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, tangible book value, adjusted allowance for loan losses to loans, adjusted net income, adjusted noninterest income, adjusted noninterest expenses and adjusted net interest margin, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets, tangible common equity and tangible book value (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired portfolios (fair market value adjustments are available only for losses on acquired loans), to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income, adjusted noninterest income and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable), adjusted net interest margin (which excludes accelerated accretion of net acquisition accounting fair market value adjustments and income from early redemption of investment securities), adjusted operating revenues (which exclude gain or loss on sale of securities, as applicable), and adjusted operating expenses (which exclude merger-related expenses and amortization of intangibles), in each case to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s Consolidated Financial Statements at December 31:

Reconciliation of Non-GAAP Financial Measures

	2015	2014 (1)	2013
Tangible assets:	(dollars in thousands, except share and per share data)
Total assets	$2,514,264	$2,359,230
Less: intangible assets	38,768	40,157
Tangible assets	$2,475,496	$2,319,073

Tangible common equity:
Total common equity	$284,704	$275,105
Less: intangible assets	38,768	40,157
Tangible common equity	$245,936	$234,948

Tangible common equity to tangible assets:
Tangible common equity	$245,936	$234,948
Divided by: tangible assets	2,475,496	2,319,073
Tangible common equity to tangible assets	9.93%	10.13%
Total equity to total assets	11.32%	11.66%

Tangible book value per share:
Issued and outstanding shares	44,854,509	44,859,798
Less: nondilutive restricted stock awards	(959,305)	(921,095)
Period end dilutive shares (1)	43,895,204	43,938,703

Tangible common equity	$245,936	$234,948
Divided by: period end dilutive common shares (2)	43,895,204	43,938,703
Tangible common book value per share	$5.60	$5.35
Total common book value per share	$6.49	$6.26

Adjusted allowance for loan losses (3):
Allowance for loan losses	$9,064	$8,262
Plus: acquisition accounting net FMV adjustments to acquired loans	28,173	35,419
Adjusted allowance for loan losses	$37,237	$43,681
Divided by: total loans (excluding LHFS)	1,741,815	1,580,693
Adjusted allowance for loan losses to total loans	2.14%	2.76%
Allowance for loan losses to total loans	0.52%	0.52%

Adjusted net income:
Pretax income (as reported)	$24,748	$18,947	$22,664
Plus: merger-related expenses	1,715	3,616	2,211
Less: gain on sale of securities	(54)	(180)	(98)
Adjusted pretax income	26,409	22,383	24,777
Tax expense	8,615	7,202	8,089
Adjusted net income	17,794	15,181	16,688
Preferred dividends	-	-	353
Adjusted net income available to common shareholders	$17,794	$15,181	$16,335

Divided by: weighted average diluted shares	44,304,888	44,247,000	44,053,253
Adjusted net income available to common shareholders per share	$0.40	$0.34	$0.37
Estimated tax rate	32.62%	32.18%	32.65%

Adjusted net interest margin:
Net interest income (as reported)	$81,381	$77,642	$72,423
Plus: tax-equivalent adjustments	415	421	431
Less: accelerated mark accretion	(88)	(411)	(1,454)
Less: income from early redemption of investment securities	(267)	-	-
Adjusted net interest income	81,441	77,652	71,400
Divided by: average earning assets	2,212,920	1,970,221	1,736,276
Adjusted net interest margin	3.68%	3.94%	4.11%
Net interest margin (fully tax-equivalent)	3.70%	3.96%	4.20%

Adjusted noninterest income:
Noninterest income (as reported)	$18,243	$13,953	$15,086
Less: gain on sale of securities	(54)	(180)	(98)
Adjusted noninterest income	$18,189	$13,773	$14,988

Adjusted noninterest expense:
Noninterest expense (as reported)	$74,153	$73,934	$64,099
Less: merger-related expenses	(1,715)	(3,616)	(2,211)
Adjusted noninterest expense	$72,438	$70,318	$61,888

Operating revenues and adjusted operating revenues:
Net interest income	$81,381	$77,642	$72,423
Plus: noninterest income	18,243	13,953	15,086
Operating revenue	99,624	91,595	87,509
Less: (gain) loss on sale of securities	(54)	(180)	(98)
Adjusted operating revenues	$99,570	$91,415	$87,411

Operating expense and adjusted operating expense:
Noninterest expense	$74,153	$73,934	$64,099
Less: amortization of intangibles	(1,389)	(1,269)	(1,029)
Operating expense	72,764	72,665	63,070
Less: merger-related expenses	(1,716)	(3,616)	(2,211)
Adjusted operating expense	$71,048	$69,049	$60,859

Adjusted operating expense to adjusted operating revenues
Adjusted operating expense	$71,048	$69,049	$60,859
Divided by: adjusted operating revenues	99,570	91,415	87,411
Adjusted operating expense to adjusted operating revenues	71.35%	75.53%	69.62%

(1)	Revised to reflect measurement period adjustments to goodwill.
(2)

There were 959,305 and 921,095 nonvested restricted shares outstanding at December 31, 2015 and 2014, respectively, including certain stock price performance-based restricted shares granted to officers and directors following the holding company reorganization. These stock price performance-based restricted shares vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share or tangible book value per share calculations until they vest (and thereby have economic rights).

(3)

Provided merely as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios; fair market value adjustments are available only for losses on acquired loans.

Results of Operations

Summary. The Company recorded net income of $16.6 million, or $0.37 per diluted common share, for the year ended December 31, 2015, compared to a net income of $12.9 million, or $0.29 per diluted common share, for the year ended December 31, 2014 and net income available to common shareholders of $15.0 million, or $0.34 per diluted common share, for the year ended December 31, 2013. Excluding merger-related expenses and gain on sale of securities, the Company reported adjusted net income of $17.8 million, or $0.40 per share, for the year ended December 31, 2015 compared to adjusted net income of $15.2 million, or $0.34 per share, for the year ended December 31, 2014 and adjusted net income available to common shareholders of $16.3 million, or $0.37 per share, for the year ended December 31, 2013.

Merger-related expenses totaled $1.7 million in 2015 compared to $3.6 million in 2014 and $2.2 million in 2013. Gains on sale of securities totaled $54 thousand in 2015 compared to $180 thousand in 2014 and $98 thousand in 2013. Results for 2015 include a full year of operations from the merger with Provident Community, while results for 2014 include eight months of operations from the merger with Provident Community. Adjusted net income available to common shareholders is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The following table presents selected ratios for the Company for the years ended December 31:

	Year ended December 31,
	2015	2014	2013
Return on Average Assets	0.68%	0.59%	0.76%

Return on Average Equity	5.90%	4.78%	5.42%

Period End Equity to Total Assets	11.32%	11.66%	13.37%

Net Income. The following table summarizes components of net income and the changes in those components for the years ended December 31:

	Components of Net Income

	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
	(dollars in thousands)
Interest income	$89,312	$85,297	$78,805	$4,015	5%	$6,492	8%
Interest expense	7,931	7,655	6,382	276	4%	1,273	20%
Net interest income	81,381	77,642	72,423	3,739	5%	5,219	7%

Provision for loan losses	723	(1,286)	746	2,009	-156%	(2,032)	-272%

Noninterest income	18,243	13,953	15,086	4,290	31%	(1,133)	-8%
Noninterest expense	74,153	73,934	64,099	219	0%	9,835	15%
Net income before taxes	24,748	18,947	22,664	5,801	31%	(3,717)	-16%

Income tax expense	8,142	6,058	7,359	2,084	34%	(1,301)	-18%
Net income	16,606	12,889	15,305	3,717	29%	(2,416)	-16%

Preferred dividends	-	-	353	-	0%	(353)	-100%
Net income to common shareholders	$16,606	$12,889	$14,952	$3,717	29%	$(2,063)	-14%

For the year ended December 31, 2015, we generated net income available to common shareholders of $16.6 million, compared to net income available to common shareholders of $12.9 million for the year ended December 31, 2014. The change in our results of operations in 2015 includes an increase of $3.7 million in net interest income and a $4.3 million increase in noninterest income, offset by an increase of $2.0 million in the provision for loan losses and an increase of $219 thousand in noninterest expense. We also recorded tax expense of $8.1 million in 2015 compared to $6.1 million in 2014. Results for 2015 include a full year of operation from the merger with Provident Community, while results for 2014 include eight months of operations from the merger with Provident Community.

The Company generated net income available to common shareholders of $12.9 million for the year ended December 31, 2014, compared to net income available to common shareholders of $15.0 million for the year ended December 31, 2013. The change in our results of operations in 2014 includes an increase of $5.2 million in net interest income and a decrease of $2.0 million in the provision for loan losses, offset by a $1.1 million decrease in noninterest income and an increase of $9.8 million in noninterest expense. We also recorded tax expense of $6.1 million in 2014 compared to $7.4 million in 2013. Results for 2014 include eight months of operations from the merger with Provident Community.

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

Net interest income increased $3.7 million, or 5%, to $81.4 million in 2015 compared to $77.6 million in 2014, and increased $5.2 million, or 7%, to $77.6 million in 2014 compared to $72.4 million in 2013. Average earning assets increased in both 2015 and 2014, primarily driven by organic loan growth and the addition of Provident Community assets for a full year following the merger on May 1, 2014.

Net interest income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 included $88 thousand, $411 thousand and $1.5 million, respectively, of accelerated accretion of net acquisition accounting fair market value adjustments for purchased performing loans, as accounted for under the contractual cash flow method of accounting. This accelerated accretion, which was not anticipated at the time of acquisition, resulted from a combination of (i) borrowers repaying performing acquired loans faster than required by their contractual terms; and/or (ii) restructuring loans in such a way as to effectively result in a new loan under the contractual cash flow method of accounting, both of which result in the associated remaining credit and interest rate marks being fully accreted into interest income.

The following table summarizes the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the years ended December 31:

	Net Interest Margin
	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans with fees (1)(2)(3)	$1,658,657	$77,729	4.69%	$1,445,691	$75,045	5.19%	$1,328,210	$72,809	5.48%
Federal funds sold	799	2	0.25%	564	1	0.18%	14,737	24	0.16%
Investment securities - taxable	483,352	10,612	2.20%	430,557	9,318	2.16%	299,641	5,029	1.68%
Investment securities - tax-exempt (2)(3)	14,222	802	5.64%	20,887	874	4.19%	17,166	1,047	6.10%
Nonmarketable equity securities	11,987	500	4.17%	7,619	362	4.75%	6,163	150	2.43%
Other interest-earning assets	43,903	82	0.19%	64,903	118	0.18%	70,359	177	0.25%

Total interest-earning assets	2,212,920	89,727	4.05%	1,970,221	85,718	4.35%	1,736,276	79,236	4.56%

Allowance for loan losses	(8,700)			(9,535)			(10,797)
Cash and due from banks	19,982			18,187			17,392
Premises and equipment	58,100			58,330			57,015
Other assets	154,114			162,124			162,628

Total assets	$2,436,416			$2,199,327			$1,962,514

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$398,731	$259	0.06%	$348,314	$294	0.08%	$292,698	$272	0.09%
Savings and money market	549,713	1,945	0.35%	509,640	1,934	0.38%	447,421	1,293	0.29%
Time deposits - core	464,423	2,729	0.59%	473,509	2,620	0.55%	483,062	1,696	0.35%
Brokered deposits	136,489	718	0.53%	150,497	577	0.38%	103,630	847	0.82%
Total interest-bearing deposits	1,549,356	5,651	0.36%	1,481,960	5,425	0.37%	1,326,811	4,108	0.31%
Short-term borrowings	142,890	528	0.37%	42,726	83	0.19%	-	-	0.00%
Long-term debt	55,480	367	0.66%	52,247	513	0.98%	56,685	550	0.97%
Junior subordinated debt and other borrowings	23,920	1,385	5.79%	26,724	1,634	6.11%	25,606	1,724	6.73%
Total borrowed funds	222,290	2,280	1.03%	121,697	2,230	1.83%	82,291	2,274	2.76%

Total interest-bearing liabilities	1,771,646	7,931	0.45%	1,603,657	7,655	0.48%	1,409,102	6,382	0.45%

Net interest rate spread		81,796	3.61%		78,063	3.87%		72,854	4.11%

Noninterest-bearing demand deposits	349,373			301,127			255,149
Other liabilities	33,888			25,039			22,521
Shareholders' equity	281,509			269,504			275,742

Total liabilities and shareholders' equity	$2,436,416			$2,199,327			$1,962,514

Net interest margin			3.70%			3.96%			4.20%

(1)	Nonaccrual loans are included in the average loan balances.
(2)	Interest income and yields are presented on a fully tax-equivalent basis.
(3)	Fully tax-equivalent basis at 38.55% tax rate for nontaxable securities and loans.

The following table details the calculation of fully tax-equivalent net interest income for the years ended December 31:

Tax Equivalent Adjustments

	2015	2014	2013
	(dollars in thousands)
Net interest income, as reported	$81,381	$77,642	$72,423
Tax equivalent adjustments	415	421	431
Fully tax-equivalent net interest income	$81,796	$78,063	$72,854

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities:

Volume and Rate Variance Analysis

	Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans with fees (1)	$10,517	$(7,833)	$2,684	$6,269	$(4,033)	$2,236
Federal funds sold	1	0	1	(24)	1	(23)
Investment securities - taxable	1,151	143	1,294	2,515	1,774	4,289
Investment securities - tax-exempt	(327)	255	(72)	191	(364)	(173)
Nonmarketable equity securities	195	(57)	138	52	160	212
Other interest-earning assets	(39)	3	(36)	(12)	(47)	(59)
Total earning assets	11,498	(7,489)	4,009	8,991	(2,509)	6,482

Interest-bearing liabilities:
Interest bearing demand	38	(73)	(35)	49	(27)	22
Savings and money market	147	(136)	11	208	433	641
Time deposits - core	(52)	161	109	(43)	967	924
Brokered deposits	(64)	205	141	281	(551)	(270)
Total interest bearing deposits	69	157	226	495	822	1,317

Short-term borrowings	282	163	445	41	42	83
Long-term debt	27	(173)	(146)	(43)	6	(37)
Other borrowings	(167)	(82)	(249)	72	(162)	(90)
Total borrowed funds	142	(92)	50	70	(114)	(44)

Total interest-bearing liabilities	211	65	276	566	708	1,273

Increase in net interest income	$11,287	$(7,554)	$3,733	$8,426	$(3,217)	$5,209

(1)	Nonaccrual loans are included in the average loan balances.

Net interest income on a tax-equivalent basis totaled $81.8 million in 2015 as compared to $78.1 million in 2014. The interest rate spread, which represents the rate earned on interest-earning assets less the rate paid on interest-bearing liabilities, was 3.61% in 2015 and represented a decrease from the 2014 net interest rate spread of 3.87%. The net interest margin decreased 26 basis points in 2015 to 3.70% from 3.96% in 2014. The decrease in net interest margin was primarily due to decreased yields on loans and decreased accelerated accretion of net acquisition accounting fair market value adjustments on purchased performing loans.

Adjusted net interest margin, which excludes accelerated accretion of net acquisition accounting fair market value adjustments and income from the early redemption of investment securities, was 3.68% in 2015 and represented a 26 basis point decrease from the 2014 adjusted net interest margin of 3.94%. This change is the result of lower yields on interest earning assets as discussed above. Adjusted net interest margin is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Tax-equivalent interest income increased $4.0 million, or 5%, to $89.7 million in 2015 compared to $85.7 million in 2014 as a result of higher average earning assets. Average earning assets increased $242.7 million, or 12%, to $2.2 billion for 2015 from $2.0 billion in 2014. Average loans increased $213.0 million, or 15%, as a result of organic loan growth. Average investments, including nonmarketable equity securities, increased $50.5 million, or 11%, to $509.6 million. Average federal funds sold increased $235 thousand, or 42%, to $799 thousand, and average other interest-earning assets decreased $21.0 million, or 22%, to $43.9 million. Other interest-earning assets include interest-earning balances at correspondent banks. The yield on earning assets decreased to 4.05% in 2015 from 4.35% in 2014. This decrease included a 50 basis point decrease in loan yields.

Interest expense increased by $276 thousand, or 4%, to $7.9 million in 2015 compared to $7.7 million in 2014, primarily due to an increase in the average interest-bearing liabilities, offset by a decrease in the average rate paid on interest-bearing liabilities, which decreased 3 basis points to 0.45% from 0.48% in 2014. Average interest-bearing liabilities increased $168.0 million, or 10%, to $1.8 billion from $1.6 billion in 2014, primarily due to the addition of Provident Community liabilities, as well as additional borrowings. Average interest-bearing demand deposits increased $50.4 million, or 14%, to $398.7 million in 2015 compared to $348.3 million in 2014. Average savings and money market accounts increased $40.1 million, or 8%, to $549.7 million in 2015, compared to $509.6 million in 2014. Average core time deposits decreased $9.1 million, or 2%, to $464.4 million in 2015 from $473.5 million in 2014. Average brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, decreased $14.0 million during 2015, or 9%.

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

Adjusted net interest margin, which excludes accelerated accretion of net acquisition accounting fair market value adjustments and income from the early redemption of investment securities, was 3.94% in 2014 and represented a 17 basis point decrease from the 2013 adjusted net interest margin of 4.11%. This change is the result of lower yields on interest earning assets as discussed above.

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

Provision for Loan Losses. The provision for loan losses increased $2.0 million to $723 thousand for the year ended December 31, 2015, as compared to a release of $1.3 million for the year ended December 31, 2014. Provision for loan losses for the year ended December 31, 2014 decreased $2.0 million, as compared to a provision of $746 thousand for the year ended December 31, 2013. The increase in provision for 2015 is a result of organic loan growth and a $968 thousand reduction in net recoveries in 2015 as compared to 2014. We also recorded a $186 thousand net impairment associated with PCI loan pools and a $52 thousand charge attributable to the FDIC loss share agreements assumed from Citizens South. Generally, these additional expected losses are reflected as a provision for loan losses, and offset with an expected benefit through the FDIC indemnification asset for those acquired loans covered by the FDIC loss share agreements.

The decrease in the provision for 2014 compared to 2013 is a result of improvement in the quality of our loans and net recoveries of $1.0 million in 2014. In 2014, we also recorded a $209 net impairment reversal associated with PCI loan pools and a $278 thousand reversal of a previous charge attributable to the FDIC loss share agreements assumed from Citizens South.

Noninterest Income. The following table summarizes components of noninterest income for the years ended December 31:

Noninterest Income

	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
	(dollars in thousands)
Service charges on deposit accounts	$4,934	$3,881	$2,646	$1,053	27%	$1,235	47%
Income from fiduciary activities	3,090	2,748	2,779	342	12%	(31)	-1%
Commissions and fees from investment brokerage	512	452	419	60	13%	33	8%
Income from capital market activities	1,467	646	-	821	127%	646	100%
Gain on sale of securities available-for-sale	54	180	98	(126)	-70%	82	84%
Bankcard services income	2,507	2,632	2,373	(125)	-5%	259	11%
Mortgage banking income	3,306	2,641	3,123	665	25%	(482)	-15%
Income from bank-owned life insurance	2,749	2,688	1,863	61	2%	825	44%
Amortization of indemnification asset	(705)	(3,203)	(189)	2,498	-78%	(3,014)	1595%
Loss share true-up liability expense	(181)	(587)	(59)	406	-69%	(528)	895%
Other noninterest income	510	1,875	2,033	(1,365)	-73%	(158)	-8%
Total noninterest income	$18,243	$13,953	$15,086	$4,290	31%	$(1,133)	-8%

As a result of our merger and acquisition activity over the past several years and organic growth efforts, noninterest income has become an important component of our earnings. Noninterest income increased $4.3 million, or 31%, to $18.2 million in 2015 from $14.0 million in 2014. Impacting noninterest income in 2015 was a $2.5 million decrease in the amortization of the FDIC indemnification asset and a $406 thousand decrease in true-up expenses related to our FDIC loss share agreements. The decrease in FDIC loss-share related expenses resulted from significant prior year reductions in the Company’s loss share reimbursement expectations given better than originally forecast performance of the underlying covered loans. In addition, the commercial components of the Bank of Hiawassee loss share agreement expired in March 2015. The Company expects expenses related to loss share agreements to taper as the expiration of the New Horizons Bank commercial agreement approaches in the second quarter of 2016.

Service charges on deposit accounts increased $1.1 million, or 27%, to $4.9 million in 2015 from $3.9 million in 2014. This increase is due to the addition of deposit accounts resulting from the Provident Community merger as well as an increase in deposit accounts resulting from our expanded retail and commercial banking activities and a new high-yield money market account marketed in our Richmond market. Income from fiduciary activities associated with asset management, investment brokerage, and trust services increased $342 thousand from 2014 to 2015 and income from capital market activities increased $821 thousand, or 127%, from 2014 to 2015. Commissions and fees from investment brokerage activity increased 13% to $512 thousand in 2015, from $452 thousand in 2014. Mortgage banking income increased $665 thousand, or 25%, to $3.3 million in 2015, from $2.6 million in 2014 and income from bank-owned life insurance increased $61 thousand, or 2%, to $2.7 million in 2015. Income from bankcard services decreased $125 thousand, or 5%, to $2.5 million in 2015 from $2.6 million in 2014. Other noninterest income also decreased $1.4 million, or 73%, to $510 thousand in 2015 from $1.9 million in 2014. Other noninterest income in 2014 included $939,000 in income from the sale of MasterCard Class A shares. We also reported gains on the sale of securities of $54 thousand in 2015, compared to a gain on sale of securities of $180 thousand in 2014.

In 2014, noninterest income decreased $1.1 million, or 8%, to $14.0 million from $15.1 million in 2013. Service charges on deposit accounts increased $1.2 million, or 47%, to $3.9 million in 2014 from $2.6 million in 2013. This increase is due to the addition of deposit accounts resulting from the Provident Community merger as well as an increase in deposit accounts resulting from our expanded retail and commercial banking activities. Commissions and fees from investment brokerage activity increased 8% to $452 thousand in 2014, from $419 thousand in 2013. Income from bankcard services increased $259 thousand, or 11%, to $2.6 million in 2014 from $2.4 million in 2013. Income from bank-owned life insurance increased $825 thousand, or 44%, to $2.7 million in 2014 from $1.9 million in 2013, which is a result of $651 thousand in death benefits received in 2014 and $8.5 million of bank-owned life insurance acquired in connection with the Provident Community merger. We also reported gains on the sale of securities of $180 thousand in 2014, compared to $98 thousand in 2013. Income from fiduciary activities associated with asset management, investment brokerage, and trust services decreased $31 thousand from 2013 to 2014. Following a review of wealth management activities, in 2013, we determined to exit the custody business in 2014 and resources previously focused on the custody business were redirected to our core asset management business. Mortgage banking income also decreased $482 thousand, or 15%, to $2.6 million in 2014, from $3.1 million in 2013. Other noninterest income increased $488 thousand, or 24%, to $2.5 million in 2014 from $1.8 million in 2013. Other noninterest income includes $646 thousand in income generated from our capital markets activities, including increased customer hedging activities.

Excluding gain on sale of securities of $54 thousand in 2015, $180 thousand in 2014 and $98 thousand in 2013, respectively, adjusted noninterest income increased $4.4 million in 2015, and decreased $1.2 million in 2014. Adjusted noninterest income is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Noninterest Expense. The following table summarizes components of noninterest expense for the years ended December 31:

Noninterest Expense

	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
	(dollars in thousands)
Salaries and employee benefits	$39,945	$39,538	$34,570	$407	1%	$4,968	14%
Occupancy and equipment	10,317	10,409	7,691	(92)	-1%	2,718	35%
Advertising and promotion	1,263	1,494	839	(231)	-15%	655	78%
Legal and professional fees	3,402	3,486	3,142	(84)	-2%	344	11%
Deposit charges and FDIC insurance	1,639	1,491	1,647	148	10%	(156)	-9%
Data processing and outside service fees	6,625	6,449	5,950	176	3%	499	8%
Communication fees	2,099	1,974	1,737	125	6%	237	14%
Core deposit intangible amortization	1,389	1,269	1,029	120	9%	240	23%
Net cost (earnings) of operation of OREO	406	817	(371)	(411)	-50%	1,188	-320%
Loan and collection expense	740	1,350	1,972	(610)	-45%	(622)	-32%
Postage and supplies	488	667	1,009	(179)	-27%	(342)	-34%
Other noninterest expense	5,840	4,990	4,884	850	17%	106	2%
Total noninterest expense	$74,153	$73,934	$64,099	$219	0%	$9,835	15%

The level of noninterest expense substantially affects our profitability. Total noninterest expense was $74.2 million in 2015, an increase of $219 thousand, or 0%, from $73.9 million in 2014. The increase is primarily due to the inclusion of a full year of expense from the Provident Community merger, offset by decreased merger expenses in 2015 as compared to 2014 and the impact of closing five branches during 2015. Total noninterest expense was $73.9 million in 2014, an increase of $9.8 million, or 15%, from $64.1 million in 2013. The increase was primarily due to the inclusion of eight months of expense from the Provident Community merger.

In 2015, we incurred approximately $1.4 million in expenses related to the First Capital merger and $156 thousand in expenses related to the Provident Community merger. Excluding merger-related expenses of $1.7 million, $3.6 million and $2.2 million in 2015, 2014 and 2013, respectively, adjusted noninterest expense increased $2.1 million, or 3%, to $72.4 million in 2015 from $70.3 million in 2014; and $8.4 million, or 14%, to $70.3 million in 2014 from $61.9 million in 2013, primarily as a result of the aforementioned mergers and organic growth initiatives. Adjusted noninterest expense is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

The largest component of noninterest expense is salaries and employee benefits, which increased $407 thousand, or 1%, to $39.9 million in 2015 from $39.5 million in 2014. This increase is primarily due to a full year of compensation expense from the Provident Community merger. Occupancy and equipment expense decreased 1% from $10.4 million in 2014 to $10.3 million in 2015, primarily due to the closure of five branches during 2015. Advertising and promotion expense decreased $231 thousand, or 15% from 2014 to 2015 due to a marketing campaign in 2014 to promote a new corporate brand, “Answers You Can Bank OnSM.” Data processing and outside service fees increased $176 thousand or 3% to $6.6 million in 2015, from $6.4 million in 2014. The increase in these fees is due to a full year of expense related to the Provident Community merger. Communication fees increased 6% to $2.1 million in 2015 from $2.0 million in 2014, also due to a full year of expense related to Provident Community. We realized a net cost of operation of other real estate during 2015 of $406 thousand, compared to a net cost of operation of $817 thousand in 2014. During 2015, we sold 152 properties for a net gain of $596 thousand, compared to 279 properties sold during 2014 for a net gain of $436 thousand. Loan collection expense decreased $610 thousand, or 45%, to $740 thousand in 2015 from $1.4 million in 2014 as loan quality continues to improve. Other noninterest expense increased $850 thousand, or 17%, to $5.8 million in 2015 from $5.0 million in 2014 due primarily to $996 thousand in writedowns on branches closed during 2015

Salaries and employee benefits increased $5.0 million, or 14%, to $39.5 million in 2014 from $34.6 million in 2013. This increase is primarily due to the increase in the number of employees resulting from the Provident Community merger, as well as hiring initiatives designed to drive future organic growth opportunities. Occupancy and equipment expense increased 35% from $7.7 million in 2013 to $10.4 million in 2014, primarily due to the acquisition of property with the Provident Community merger as well as the opening of the office in Richmond, Virginia. Advertising and promotion expense increased $655 thousand, or 78%, from 2013 to 2014 as the Company embarked on a new marketing campaign in 2014 to promote a new corporate brand, “Answers You Can Bank OnSM.” Data processing and outside service fees increased $499 thousand, or 8%, to $6.4 million in 2014, from $6.0 million in 2013. The increase in these fees is due to fees associated with merger integration and core processing integration from the merger with Provident Community. Communication fees increased 14% to $2.0 million in 2014 from $1.7 million in 2013, which is due to the expanded branch network resulting from the merger with Provident Community. We realized a net cost of operation of other real estate during 2014 of $817 thousand, compared to a net gain of $371 thousand in 2013. During 2014, we sold 279 properties for a net gain of $436 thousand, compared to 282 properties sold during 2013 for a net gain of $2.1 million. Loan collection expense decreased $622 thousand, or 32%, to $1.4 million in 2014 from $2.0 million in 2013 as loan quality continues to improve. Other noninterest expense increased $106 thousand, or 2%, to $5.0 million in 2014 from $4.9 million in 2013.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. We recognized income tax expense of $8.1 million for 2015, $6.1 million for 2014 and $7.4 million for 2013. The effective tax rate for the year ended December 31, 2015 was 32.9%, compared to 32.0% for the year ended December 31, 2014 and 32.5% for the year ended December 31, 2013.

We reported net DTAs of $29.0 million and $35.6 million at December 31, 2015 and 2014, respectively. The decrease is primarily the result of earnings of $16.6 million during 2015. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, we also consider projected asset quality, liquidity, and our strong capital position, which could be leveraged to increase earning assets and generate taxable income, our growth plans and other relevant factors.   Based on the weight of available evidence, we determined as of both December 31, 2015 and December 31, 2014 that it is more likely than not that we will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either December 31, 2015 or December 31, 2014. See Note 12 – Income Taxes to the Consolidated Financial Statements.

Financial Condition

Summary. Total assets increased $155.0 million, or 7%, to $2.5 billion as of December 31, 2015 as compared to $2.4 billion as of December 31, 2014. This increase is primarily the result of organic loan growth as net loans increased $160.3 million. Other increases include a $37.3 million increase in cash through a new senior unsecured term loan incurred in preparation for the First Capital acquisition on January 1, 2016, as well as increases in investment securities available-for-sale of $9.3 million, or 2%; bank-owned life insurance of $921 thousand, or 2%; and other assets including accrued interest receivable of $2.7 million, or 23%. Offsetting the increases were decreases in interest earning cash balances of $17.9 million, or 52%; investment securities held-to-maturity of $9.3 million, or 8%; nonmarketable equity securities of $166 thousand, or 1%; loans held for sale of $6.7 million, or 57%; Federal funds sold of $250 thousand, or 52%; premises and equipment of $3.6 million, or 6%; OREO of $6.5 million, or 55%; FDIC indemnification asset of $3.0 million, or 76%; core deposit intangible of $1.4 million, or 13%; and deferred tax assets of $6.7 million, or 19%.

Total liabilities at December 31, 2015 were $2.2 billion, an increase of $145.4 million, or 7%, from total liabilities of $2.1 billion at December 31, 2014. Total deposits increased $101.3 million, or 5%, and total borrowings increased $35.7 million, or 18% to support organic growth as well as to provide funding for the cash consideration portion of the First Capital acquisition. Total borrowings included $24.3 million and $23.6 million of Tier 1 eligible junior subordinated debt, net of acquisition accounting fair market value adjustments, at December 31, 2015 and 2014, respectively. Total shareholders’ equity increased $9.6 million, or 3%, during the year to $284.7 million at December 31, 2015.

Investment Securities and Other Earning Assets. We use investment securities to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral, where required. The composition of our investment portfolio, as presented in the table below, changes from time to time, as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At December 31, 2015, the market value of investment securities totaled $492.6 million, compared to $493.3 million at December 31, 2014.

Included in our investment securities portfolio is one investment in a senior tranche of CLO totaling $5.0 million at December 31, 2015, which could be impacted by the bank investment criteria of Volcker Rule. Our investments in the CLO, which had a net unrealized loss of $57,300 at December 31, 2015, currently would be prohibited under the Volcker Rule. The Company will determine any disposition plans for these securities as the documentation is, or is not, amended. Under current federal regulations, banks have until July 21, 2016 (expected to be extended to July 21, 2017) to conform their CLO interests to avoid the trading restrictions under the Volcker Rule. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, we would have to recognize OTTI with respect to these securities in conformity with GAAP rules. We held no other security types potentially affected by the Volcker Rule at December 31, 2015.

The following table presents a summary of the fair value of investment securities at December 31:

Fair Value of Investment Portfolio

		%		%		%
	2015	of Total	2014	of Total	2013	of Total
	(dollars in thousands)
Securities available-for-sale:
U.S. Government agencies	$514	0%	$537	0%	$558	0%
Municipal securities	14,796	4%	12,851	3%	16,506	5%
Residential agency pass-through securities	131,460	34%	147,015	39%	90,248	26%
Residential collateralized mortgage obligations	151,631	39%	144,080	38%	103,349	30%
Commercial mortgage-backed obligations	4,756	1%	4,868	1%	61,402	18%
Asset-backed securities	79,120	21%	61,050	16%	71,077	21%
Corporate and other securities	1,500	0%	3,570	1%	4,445	1%
Equity securities	1,157	0%	1,712	0%	1,906	1%
Total securities available-for-sale	$384,934	100%	$375,683	100%	$349,491	100%

Securities held-to-maturity:
Residential agency pass-through securities	$41,790	39%	$44,454	38%	$40,733	79%
Residential collateralized mortgage obligations	7,792	7%	8,564	7%	4,908	10%
Commercial mortgage-backed obligations	52,661	49%	58,742	50%	-	0%
Asset-backed securities	5,386	5%	5,867	5%	5,693	11%
Total securities held-to-maturity	$107,629	100%	$117,627	100%	$51,334	100%

The following table summarizes the maturity distribution schedule of the amortized cost of securities available-for-sale and held-to-maturity with corresponding weighted-average yields at December 31, 2015. Weighted-average yields for securities exempt from both Federal and state income taxes and Federal income taxes only have been computed on a fully taxable-equivalent basis using a statutory tax rate of 38.55%. The amount of tax-equivalent adjustment is $223 thousand and relates exclusively to municipal securities for the periods presented. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities for a variety of reasons, including the ability of issuers to call or prepay obligations and the ability of borrowers to prepay underlying mortgage collateral. Equity securities are reported with maturities over 10 years, as these securities have no maturity dates.

Contractual Maturities of Investment Portfolio - Amortized Cost

	Less than 1 year		1-5 years		5-10 years		Over 10 years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
December 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available-for-sale:
U.S. Government agencies	$503	4.05%	$-	-	$-	-	$-	-	$503	4.05%
Municipal securities	-	-	-	-	3,604	3.04%	10,445	4.54%	14,049	4.15%
Residential agency pass-through securities	-	-	-	-	16,265	2.81%	113,776	2.48%	130,041	2.52%
Residential collateralized mortgage obligations	-	-	-	-	16,390	2.32%	135,538	2.26%	151,928	2.27%
Commercial mortgage-backed obligations	-	-	4,856	1.64%	-	-	-	-	4,856	1.64%
Asset-backed securities	-	-	-	-	36,017	2.24%	43,924	2.13%	79,941	2.18%
Corporate and other securities	-	-	-	-	-	-	1,463	4.00%	1,463	4.00%
Equity securities	-	-	-	-	-	-	1,250	18.24%	1,250	18.24%
Total investment securities	$503	4.05%	$4,856	1.64%	$72,276	2.43%	$306,396	2.40%	$384,031	2.40%

Securities held-to-maturity:
Residential agency pass-through securities	$-	-	$-	-	$-	-	$41,012	2.93%	$41,012	2.93%
Residential collateralized mortgage obligations	-	-	-	-	-	-	7,723	2.90%	7,723	2.90%
Commercial mortgage-backed obligations	-	-	-	-	54,028	2.85%	-	-	54,028	2.85%
Asset-backed securities	-	-	-	-	-	-	5,394	2.57%	5,394	2.57%
Total investment securities	$-	-	$-	-	$54,028	2.85%	$54,129	2.89%	$108,157	2.82%

At December 31, 2015, there were no holdings of any one issuer, other than the United States government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity.

At December 31, 2015, we had $235 thousand in Federal funds and $16.5 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $34.4 million in interest-bearing deposits with other FDIC-insured financial institutions and $485 thousand in Federal funds at December 31, 2014.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our exposure to AC&D loans has declined significantly since the Bank’s initial public offering in 2010 and current loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve in 2015 due to increasing new home sales in our primary markets. As of December 31, 2015, approximately 2% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $157.4 million as of December 31, 2015. HELOCs typically have a draw period of 10 years followed by a 10- or 15- year repayment period. During the draw period, a borrower is only required to make interest payments. Once the draw period has concluded, the line is typically placed on a 1% repayment schedule or is renewed. Management closely monitors HELOCs for end-of-draw periods and works with customers as the end-of-draw approaches. Reviews of all outstanding HELOCs are performed on at least a semi-annual basis.

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

At December 31, 2015, total loans, net of deferred fees, increased $161.1 million, or 10%, to $1.7 billion, compared to $1.6 billion at December 31, 2014, due to organic loan growth. The Company’s metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina, Greenville and Charleston, South Carolina and Richmond, Virginia, reported organic growth of $149.2 million due to continued success in origination efforts. The composition of the portfolio remained steady, with commercial loans representing 72% of the total loan portfolio at December 31, 2015 and December 31, 2014, and consumer loans representing 28% of the total loan portfolio at December 31, 2015 and December 31, 2014. The primary changes in commercial loans were commercial and industrial which increased to 14% of the total loan portfolio at December 31, 2015 from 11% at December 31, 2014; while owner-occupied commercial real estate decreased to 19% of the total loan portfolio at December 31, 2015 from 21% at December 31, 2014, and investor income producing commercial real estate decreased to 29% of total loans at December 31, 2015 from 30% at December 31, 2014. The primary changes in consumer loans were HELOCs, which decreased to 9% of the total loan portfolio from 10% at December 31, 2014; and other loans to individuals, which increased to 2% of the total loan portfolio at December 31, 2015 from 1% at December 31, 2014.

The following table presents a summary of the loan portfolio at December 31:

Summary of Loans By Segment and Class

	December 31,
	2015	%	2014	%	2013	%	2012	%	2011	%
	(dollars in thousands)
Commercial:
Commercial and industrial	$246,907	14%	$173,786	11%	$122,400	10%	$119,132	9%	$80,746	11%
Commercial real estate (CRE) - owner occupied	331,222	19%	333,782	21%	267,581	21%	299,416	22%	169,663	22%
CRE - investor income producing	506,110	29%	470,647	30%	382,187	29%	371,957	28%	194,235	26%
Acquisition, construction and development (AC&D)	-	0%	-	0%	-	0%	140,661	10%	92,349	12%
AC&D - 1-4 family construction	32,262	2%	29,401	2%	19,959	2%	-	0%	-	0%
AC&D - lots, land, & development	44,411	3%	55,443	3%	65,589	5%	-	0%	-	0%
AC&D - CRE	87,452	5%	71,590	5%	56,759	4%	-	0%	-	0%
Other commercial	8,601	0%	5,045	0%	3,849	0%	5,628	0%	15,658	2%
Total commercial loans	1,256,965	72%	1,139,694	72%	918,324	71%	936,794	69%	552,651	73%

Consumer:
Residential mortgage	223,884	13%	205,150	13%	173,376	13%	188,532	14%	79,512	10%
Home equity lines of credit (HELOC)	157,378	9%	155,297	10%	143,754	11%	163,625	12%	90,408	12%
Residential construction	72,171	4%	55,882	4%	40,821	3%	52,812	4%	25,126	3%
Other loans to individuals	28,816	2%	22,586	1%	18,795	2%	15,553	1%	11,496	2%
Total consumer loans	482,249	28%	438,915	28%	376,746	29%	420,522	31%	206,542	27%
Total loans	1,739,214	100%	1,578,609	100%	1,295,070	100%	1,357,316	100%	759,193	100%
Deferred fees	2,601	0%	2,084	0%	738	0%	(609)	0%	(371)	0%
Total loans, net of deferred fees	$1,741,815	100%	$1,580,693	100%	$1,295,808	100%	$1,356,707	100%	$758,822	100%

The following table details loan maturities by loan class and interest rate type at December 31, 2015:

Loan Portfolio Maturities by Loan Class and Rate Type

	Within	One
	One	Year to	After Five
December 31, 2015	Year	Five Years	Years	Total
	(dollars in thousands)
Commercial and industrial	$59,418	$159,442	$28,047	$246,907
CRE - owner-occupied	27,199	223,171	80,852	331,222
CRE - investor income producing	43,348	363,933	98,829	506,110
AC&D - 1-4 family construction	29,669	2,593	-	32,262
AC&D - lots, land, & development	15,099	26,425	2,887	44,411
AC&D - CRE	17,048	46,950	23,454	87,452
Other commercial	843	7,077	681	8,601
Residential mortgages	5,534	17,254	201,096	223,884
HELOC	7,039	31,566	118,773	157,378
Residential construction	58,613	12,434	1,124	72,171
Other loans to individuals	16,876	9,445	2,495	28,816
Total loans	$280,686	$900,290	$558,238	$1,739,214

Fixed interest rate	$88,826	$575,830	$198,297	$862,953
Variable interest rate	191,860	324,460	359,941	876,261
Total loans	$280,686	$900,290	$558,238	$1,739,214

Variable interest rate loans are included in all of our loan types. We had a total of $876.3 million in variable rate loans as of December 31, 2015, of which $218.4 million included an interest rate floor. Variable rate loans are indexed to several indices, including (i) the prime rate as published in The Wall Street Journal; (ii) the London InterBank Offered Rate (“LIBOR”); (iii) the 1-year Treasury rate; and (iv) our internal Main Street Prime rate. In addition, we inherited several variable rate indices through our mergers with Citizens South and Community Capital that are no longer used on originated or renewed loans. During the underwriting process, analysts perform their analysis at the fully-indexed rate as well as a “stressed” rate to identify payment capacity in a rising rate environment.

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

Qualitatively, during the second quarter of 2012, we eliminated the use of traditional risk grade factors as a single forward-looking qualitative indicator and instead shifted our focus to five specific environmental factors- portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices and other factors. In 2014, the Company introduced two new environmental factors – changes in the loan review system and geographical considerations- into the qualitative reserve component. Management believes these additional categories provide more clarity in the determination of the allowance. Additionally, we regularly review the look back periods being used for each of our loan products to continue to present an estimated risk and loss consistent with expectations. As a result of this review, we extended the look back periods for several loan products in 2014.

In the second quarter of 2015 as part of management’s annual review of the allowance for loan loss methodology management further modified the methodology used for the determination of allowance for loan losses to collectively review impaired loans with a balance of less than or equal to $150 thousand. These loans are no longer individually reviewed for specific impairment but rather are reviewed on a pooled basis in a manner consistent with unimpaired loans with additional qualitative factors applied when necessary to reflect the additional risk characteristics of these loans. This change in methodology resulted in decrease in specific reserves and an increase in the quantitative and qualitative reserve components.

The changes and refinements discussed above, in aggregate, did not have a material impact on the estimated allowance at December 31, 2015. These changes, in management’s judgment, produce a non-PCI allowance for loan losses that best reflects the estimate of inherent losses in the loan portfolio at December 31, 2015.

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type as of December 31, 2015 and 2014. Details of the seven environmental factors for inclusion in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Consolidated Financial Statements.

	December 31, 2015
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
(dollars in thousands)	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
Commercial:
Commercial and industrial	$-	0.00%	$745	8.22%	$1,076	11.87%	$-	0.00%
CRE - owner-occupied	-	0.00%	116	1.28%	1,019	11.24%	-	0.00%
CRE - investor income producing	-	0.00%	726	8.01%	1,373	15.15%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	247	2.73%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	278	3.07%	-	0.00%
AC&D - CRE	-	0.00%	37	0.40%	642	7.07%	-	0.00%
Other commercial	-	0.00%	-	0.00%	69	0.76%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	169	1.86%	503	5.55%	-	0.00%
HELOC	192	2.12%	286	3.16%	859	9.48%	-	0.00%
Residential construction	-	0.00%	253	2.79%	208	2.29%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	266	2.93%	-	0.00%

Total	$192	2.12%	$2,332	25.73%	$6,540	72.15%	$-	0.00%

	December 31, 2014
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
(dollars in thousands)	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
Commercial:
Commercial and industrial	$44	0.53%	$737	8.92%	$764	9.25%	$-	0.00%
CRE - owner-occupied	18	0.22%	160	1.94%	539	6.52%	-	0.00%
CRE - investor income producing	57	0.69%	800	9.68%	952	11.52%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	222	2.69%	229	2.77%	-	0.00%
AC&D - lots, land, & development	11	0.13%	281	3.40%	292	3.53%	-	0.00%
AC&D - CRE	-	0.00%	36	0.44%	358	4.33%	-	0.00%
Other commercial	19	0.23%	4	0.05%	9	0.11%	-	0.00%
Consumer:
Residential mortgage	138	1.67%	101	1.22%	202	2.44%	-	0.00%
HELOC	382	4.62%	472	5.71%	785	9.50%	-	0.00%
Residential construction	4	0.05%	261	3.16%	270	3.28%	-	0.00%
Other loans to individuals	12	0.15%	8	0.10%	95	1.15%	-	0.00%

Total	$685	8.29%	$3,082	37.30%	$4,495	54.41%	$-	0.00%

The allowance for loan losses was $9.1 million, or 0.52% of total loans, at December 31, 2015 compared to $8.3 million, or 0.52% of total loans, at December 31, 2014. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of (i) a decrease of $750 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2011 are replaced with low loss or recovery periods in 2015; (ii) an increase of $2.0 million in the qualitative component of the allowance primarily due to minimum reserve amounts applied as historical loss rates continue to decline, as well as management’s decision to increase certain factors based on rapid loan growth, entrance into new markets, and caution surrounding the economy; and (iii) a decrease of $493 thousand in specific reserves as impaired loans less than or equal to $150 thousand are no longer specifically reviewed.

Net recoveries decreased $968 thousand, or 97%, from a net recovery of $1.0 million, or 0.06% of total loans, for the year ended December 31, 2014 to net recoveries of $27 thousand, or 0.00% of total loans, for the year ended December 31, 2015.

In accordance with GAAP, acquired loans were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At December 31, 2015, acquired loans comprised 22% of our total loans, compared to 32% at December 31, 2014. The ratio of the allowance for loan losses to total loans was 0.52% at December 31, 2015 and December 31, 2014. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 2.14% at December 31, 2015 and 2.76% at December 31, 2014. Adjusted allowance for loan losses to loans is a non-GAAP financial measure, which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

The following table presents a summary of changes in the allowance for loan losses, including the reserve for PCI loans, and includes information regarding charge-offs and selected coverage ratios, for the years ended December 31:

Allowance for Loan Losses

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance, beginning of period	$8,262	$8,831	$10,591	$10,154	$12,424
Provision for loan losses charged to operations	723	(1,286)	746	2,023	9,385
Provision for loan losses recorded through FDIC loss share receivable	52	(278)	501	-	-

Charge-offs:
Commercial:
Commercial and industrial	(264)	(161)	(1,454)	(565)	(778)
CRE - owner-occupied	-	(193)	(52)	(204)	(194)
CRE - investor income producing	(73)	(298)	(734)	(1,132)	(136)
AC&D	-	-	(177)	(652)	(9,865)
AC&D - 1-4 family construction	-	(15)	(87)	-	-
AC&D - lots, land, & development	-	(16)	(6)	-	-
Other commercial	(39)	-	(386)	(94)	-
Consumer:
Residential mortgage	(272)	(162)	(1,142)	(129)	(128)
HELOC	(184)	(996)	(838)	(406)	(1,762)
Residential construction	(129)	(201)	(277)	(328)	(222)
Other loans to individuals	(56)	(50)	(100)	(12)	-

Total Charge-offs	(1,017)	(2,092)	(5,253)	(3,522)	(13,085)

Recoveries:
Commercial:
Commercial and industrial	133	487	187	79	236
CRE - owner-occupied	1	263	7	-	3
CRE - investor income producing	266	123	480	57	3
AC&D	-	-	25	1,602	1,157
AC&D - 1-4 family construction	8	98	221	-	-
AC&D - lots, land, & development	348	1,727	726	-	-
Other commercial	-	1	1	-	-
Consumer:
Residential mortgage	98	198	416	12	-
HELOC	112	69	66	33	17
Residential construction	16	57	61	124	-
Other loans to individuals	62	64	56	29	14
Total Recoveries	1,044	3,087	2,246	1,936	1,430

Net (charge-offs) recoveries	27	995	(3,007)	(1,586)	(11,655)

Balance, end of period	$9,064	$8,262	$8,831	$10,591	$10,154

Net charge-offs to total loans	0.00%	-0.06%	0.23%	0.12%	1.54%
				.
Allowance for loan losses to total loans	0.52%	0.52%	0.68%	0.78%	1.34%

The following table presents the allocation of the allowance for loan losses, including the reserve for PCI loans, by category for the years ended December 31:

Allocation of the Allowance for Loan Losses

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial:
Commercial and industrial	$1,821	14%	$1,563	11%	$1,491	10%	$1,074	9%	$703	11%
CRE - owner-occupied	1,135	19%	721	21%	399	21%	496	22%	740	22%
CRE - investor income producing	2,099	29%	1,751	30%	2,157	29%	1,102	28%	2,106	26%
AC&D	-	0%	-	0%	-	0%	4,699	10%	3,883	12%
AC&D - 1-4 family construction	247	2%	458	2%	839	2%	-	0%	-	0%
AC&D - lots, land, & development	278	3%	591	3%	1,751	5%	-	0%	-	0%
AC&D - CRE	679	5%	395	5%	299	4%	-	0%	-	0%
Other commercial	69	0%	32	0%	25	0%	8	0%	17	2%

Consumer:
Residential mortgage	672	13%	443	13%	358	13%	654	14%	309	10%
HELOC	1,337	9%	1,651	10%	1,050	11%	1,463	12%	1,898	12%
Residential construction	461	4%	542	4%	390	3%	1,046	4%	455	3%
Other loans to individuals	266	2%	115	1%	72	2%	49	1%	43	2%
	$9,064	100%	$8,262	100%	$8,831	100%	$10,591	100%	$10,154	100%

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both December 31, 2015 and 2014, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $13.7 million at December 31, 2015 compared to $20.9 million at December 31, 2014. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $653 thousand, or 7%, to $8.3 million, or 0.47% of total loans and OREO at December 31, 2015, compared to $8.9 million, or 0.56% of total loans and OREO at December 31, 2014. The decreases in nonperforming assets from 2014 are due to the successful disposition of numerous OREO properties and the continued resolution of problem loans.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $1.3 million, or 23%, in 2015 to $4.3 million from $5.6 million at December 31, 2014. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At December 31, 2015, nonaccrual TDR loans were $466 thousand and had no recorded allowances. At December 31, 2014, nonaccrual TDR loans were $841 thousand and had a recorded allowance of $1 thousand. Accruing TDRs totaled $2.8 million at December 31, 2015 and $3.3 million at December 31, 2014. At December 31, 2015, we had a $1.1 million relationship that fell 90 days past due that remained accruing based on a pending sale of collateral and strong loan to value. The sale of this collateral however fell through in January 2016 and the loan was subsequently placed on nonaccrual.

Interest that would have been recorded on nonaccrual loans for the years ended December 31, 2015, 2014 and 2013, had they performed in accordance with their original terms, totaled $1.0 million, $1.1 million and $3.0 million, respectively. Interest income included in the results of operations for 2015, 2014 and 2013, with respect to loans that subsequently went to non-accrual, totaled $78 thousand, $158 thousand and $310 thousand, respectively.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated periodically and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At December 31, 2015, we maintained “watch loans” totaling $31.2 million compared to $18.9 million at December 31, 2014. The increase in watch loans was due primarily to two large commercial relationships that were downgraded in the fourth quarter of 2015 as well as the upgrade of one large classified relationship in 2015. Approximately $6 million of the watch loans at December 31, 2015 were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

As of December 31, 2015, there were $96.2 million of AC&D - CRE loans kept current with bank-funded reserves of approximately $4.8 million. As of December 31, 2014, there were $49.9 million of AC&D loans kept current with bank-funded reserves of approximately $2.6 million. In both periods, these loans were still in the construction period of their lending arrangement.

At December 31, 2015, OREO totaled $5.5 million, all of which is recorded at values based on our most recent appraisals. Included in the total is $1.2 million of OREO covered under the FDIC loss share agreements as of December 31, 2015. At December 31, 2014, OREO totaled $12.0 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total at December 31, 2014 was $3.0 million of OREO covered under the FDIC loss share agreements. The decrease in OREO from 2014 is primarily due to successful dispositions.

The following table summarizes nonperforming assets at December 31:

Nonperforming Assets

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Nonaccrual loans	$4,326	$5,585	$8,428	$10,374	$16,256
Past due 90 days or more and accruing	1,151	30	17	77	-
Troubled debt restructuring	2,774	3,289	3,854	7,367	3,972
Total nonperforming loans	8,251	8,904	12,299	17,818	20,228
OREO	5,451	11,990	14,492	25,073	14,403
Loans held for sale	-	-	-	-	1,560
Total nonperforming assets	$13,702	$20,894	$26,791	$42,891	$36,191

PCI loans:
Outstanding customer balance	$120,958	$165,686	$197,040	$278,200	$106,688
Carrying amount	94,917	133,241	163,787	234,282	63,818

Nonperforming loans to total loans and OREO	0.47%	0.56%	0.94%	1.29%	2.61%

Nonperforming assets to total assets	0.54%	0.89%	1.37%	2.11%	3.25%

Deposits. We offer a broad range of deposit products, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts and time deposits, at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. We regularly evaluate the internal cost of funds, survey rates offered by competing institutions, review cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate.

Total deposits at December 31, 2015 were $2.0 billion, increasing $101.3 million, or 5%, from December 31, 2014, net of acquisition accounting fair market value adjustments. Average deposits for 2015 were $1.9 billion, an increase of $115.6 million, or 7%, from 2014. The majority of the increase in average deposits during 2015 is attributed to demand deposits, savings, and money market accounts, as the Bank introduced a new high-yield money market product in the Richmond market. Brokered deposits remain attractive given their relatively lower interest costs and flexible term structures, and will continue to be selectively utilized in our normal funding and interest rate risk management practices. Brokered deposits consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits. Brokered money market and interest-bearing deposits are the result of the brokered money market deposit program initiated in December 2013.

The following table sets forth our average balance of deposit accounts and the average cost for each category of deposit for the years ended December 31:

Average Deposits and Costs

	2015			2014
	Average	% of	Average	Average	% of	Average
(dollars in thousands)	Balance	Total	Cost	Balance	Total	Cost

Demand deposits	$748,104	39%	0.03%	$649,441	36%	0.05%
Savings and money market	549,713	29%	0.35%	509,640	29%	0.38%
Time deposits - core	464,423	25%	0.59%	473,509	27%	0.55%
Brokered deposits	136,489	7%	0.53%	150,497	8%	0.38%
Total deposits	$1,898,729	100%	0.30%	$1,783,087	100%	0.30%

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2015, and 2014, were $228.5 million and $198.1 million, respectively. In July 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000. At December 31, 2015 and 2014, we had $73.1 million and $50.9 million in time deposits greater than $250,000, respectively.

The following table indicates the amount of our time deposits by time remaining until maturity as of December 31, 2015:

Maturities of Time Deposits

	Within	3-6	6-12	1-5	>5
December 31, 2015	3 Months	Months	Months	Years	Years	Total
	(dollars in thousands)
Time deposits of $100,000 or more	$42,483	$34,559	$74,297	$77,114	$-	$228,453
Other time deposits	62,395	60,439	106,934	81,559	-	311,327
Total time deposits	$104,878	$94,998	$181,231	$158,673	$-	$539,780

Borrowings. Borrowings totaled $239.3 million at December 31, 2015 compared to $203.6 million at December 31, 2014, net of acquisition accounting fair market value adjustments. In December 2015, the parent company entered into a $30.0 million senior unsecured term loan that matures on December 18, 2022 and has a fixed coupon rate of 4.75% per annum in preparation for the First Capital acquisition on January 1, 2016. The loan may be prepaid by the parent company at any time, subject to payment of a “yield maintenance amount” as described in the loan agreement. The loan agreement contains customary representations, warranties, covenants and events of default. At December 31, 2015, the outstanding loan balance was $30.0 million.

As a result of its mergers, the Company’s capital structure includes trust preferred securities previously issued by the predecessor companies through specially formed trusts. The combined total amount outstanding of the acquired trusts as of December 31, 2015 and December 31, 2014 was $38.1 million ($24.3 million, net of mark to market) and $38.1 million ($23.6 million, net of mark to market), respectively. The proceeds of the sales of the trust preferred securities were used to purchase junior subordinated debt from the predecessor companies, which are presented as junior subordinated debt in the condensed consolidated balance sheets of the Company and qualify for inclusion in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

The following table details junior subordinated debt as of December 31, 2015 and 2014:

	Originally Issued	Fair Market Value Adjustment	Carrying Amount	Maturity Date	Current Rate
	(dollars in thousands)
2015
Junior Subordinated Debt:
Community Capital I	$10,310	$(3,939)	$6,371	06/15/36	2.06200%
Citizens South I	15,464	(5,721)	9,743	12/15/35	2.08200%
Provident Community I	4,125	(1,400)	2,725	10/01/36	2.06550%
Provident Community II	8,247	(2,824)	5,423	03/01/37	2.15420%
Total Junior Subordinated Debt	$38,146	$(13,884)	$24,262

2014
Junior Subordinated Debt:
Community Capital I	10,310	(4,131)	6,179	06/15/36	1.79060%
Citizens South I	15,464	(6,008)	9,456	12/15/35	1.81060%
Provident Community I	4,125	(1,467)	2,658	10/01/36	1.97510%
Provident Community II	8,247	(2,957)	5,290	03/01/37	1.97560%
Total Junior Subordinated Debt	$38,146	$(14,563)	$23,583

The following table details short and long-term borrowings at December 31:

Schedule of Borrowed Funds

		% Change		% Change
		From Prior		From Prior
	2015	Year	2014	Year	2013
	(dollars in thousands)
Short-term:
Repurchase agreements	$-	0.0%	$-	-100.0%	$996
FHLB advances	185,000	100.0%	125,000	100.0%	35,000
Total short-term	185,000	48.0%	125,000	247.3%	35,996

Long-term:
FHLB advances	-	-100.0%	55,000	175.0%	20,000
Junior subordinated debt	24,262	2.9%	23,583	6.9%	22,052
Senior term loan	30,000	100.0%	-	0.0%	-
Total long-term	54,262	-30.9%	78,583	86.9%	42,052
Total borrowed funds	$239,262	17.5%	$203,583	160.8%	$78,048

The following table details balances outstanding related to short-term borrowings at December 31 and annual information for the years presented:

Short-Term Borrowings

		Weighted	Maximum	Average	Average
		Average	Amount	Daily Balance	Annual
	Balance at	Interest Rate	Outstanding	Outstanding	Interest
	Year End	at Year End	During Year	During Year	Rate Paid
	(dollars in thousands)
2015
Federal funds purchased	$-	0.00%	$101	$1	0.00%
FHLB advances	185,000	0.57%	295,000	142,890	0.37%
Total	$185,000	0.57%

2014
Repurchase agreements	$-	0.00%	$8,692	$2,698	0.10%
Federal funds purchased	-	0.00%	100	1	0.37%
FHLB advances	125,000	0.33%	125,000	40,027	0.21%
Total	$125,000	0.00%

At December 31, 2015, the Company had an additional $301.6 million of credit available from the FHLB, $206.4 million of credit available from the Federal Reserve Discount Window, and $70.0 million of credit available from correspondent banks.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations that could include the funding of operations through debt issuances as well as leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations at December 31, 2015:

Contractual Obligations

	Less Than			More Than
December 31, 2015	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(dollars in thousands)
Time deposits	$381,107	$138,622	$20,051	$-	$539,780
Deposits without a stated maturity	1,347,880	-	-	-	1,347,880
FHLB advances	185,000	-	-	-	185,000
Junior subordinated debt	-	-	-	24,262	24,262
Senior debt	-	-	-	30,000	30,000
Operating lease obligations	2,147	4,048	3,607	5,772	15,574
FDIC loss share agreement - estimated true-up (1)	-	-	-	5,734	5,734
Total	$1,916,134	$142,670	$23,658	$65,768	$2,148,230

(1)	Amount is included in other liabilities on the balance sheet.

Information about our off-balance sheet risk exposure is presented in Note 16 – Off-Balance Sheet Risk to the Consolidated Financial Statements. At December 31, 2015, we had $514.8 million of pre-approved but unused lines of credit, $9.1 million of standby letters of credit and $267 thousand of commercial letters of credit. As part of ongoing business, we currently do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. At December 31, 2015 and 2014, the Company maintained a reserve of $125 thousand, which is in other liabilities, for off-balance sheet credit exposure.

As part of Citizens South’s Plan of Conversion and Reorganization in May 2002, Citizens South established a memo liquidation account in an amount equal to its equity at the time of the conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Citizens South Bank after the conversion. In accordance with the memo liquidation account, in the event of a complete liquidation of Citizens South Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. In connection with the Citizens South merger and the subsequent merger of Citizens South Bank into the Bank, the Bank assumed this memo liquidation account. This liquidation account is reviewed and adjusted annually. The value of the liquidation account was $6.6 million at December 31, 2015 and $7.6 million at December 31, 2014.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at December 31, 2015 was 20.10% compared to 19.55% at December 31, 2014. Both ratios exceeded our minimum internal target of 10%. If we continue to see rapid loan growth as we have seen over the past year, we may utilize additional sources of liquidity through the use of available credit lines, additional borrowing capacity through unpledged securities, and brokered deposits. In addition, at December 31, 2015, we had $301.6 million of credit available from the FHLB, $206.4 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At December 31, 2015, we had $514.8 million of pre-approved but unused lines of credit, $9.1 million of standby letters of credit and $267 thousand of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well capitalized position. Shareholders’ equity on December 31, 2015 was $284.7 million, compared to $275.1 million at December 31, 2014. The $9.6 million increase was primarily the result of net income of $16.6 million for the year ended December 31, 2015, $1.2 million of net share based compensation and $186 thousand in proceeds from the exercise of stock options. These increases were partially offset by the repurchase of 201,651 shares of Common Stock in open market transactions and the acquisition of 36,228 shares in connection with satisfaction of tax withholding obligations on vested restricted stock, a $1.4 million decrease in accumulated other comprehensive income (loss) from unrealized securities losses and $5.4 million in dividends paid during 2015.

Risk-based capital regulations adopted by the Federal Reserve Board and the FDIC require bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure different components of capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. These guidelines also specify that banks that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. Effective January 2, 2015, the Company and the Bank are subject to new capital guidelines, under which the applicable regulatory capital components consist of (1) common equity Tier 1 capital (common stock, including related surplus, and retained earnings, plus limited amounts of minority interest in the form of common stock, net of goodwill and other intangibles (other than mortgage servicing assets), deferred tax assets arising from net operating loss and tax credit carry forwards above certain levels, mortgage servicing rights above certain levels, gain on sale of securitization exposures and certain investments in the capital of unconsolidated financial institutions, and adjusted by unrealized gains or losses on cash flow hedges and accumulated other comprehensive income items (subject to the ability of a non-advanced approaches institution to make a one-time irrevocable election to exclude from regulatory capital most components of AOCI)), (2) additional Tier 1 capital (qualifying non-cumulative perpetual preferred stock, including related surplus, plus qualifying Tier 1 minority interest and, in the case of holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain grandfathered trust preferred securities and cumulative perpetual preferred stock in limited amounts, net of mortgage servicing rights, deferred tax assets related to temporary timing differences, and certain investments in financial institutions) and (3) Tier 2 capital (the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions). Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital. The required minimum ratios are as follows:

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

Non-advanced approaches banking organizations, including the Company and the Bank, were required to begin compliance with the new minimum capital ratios and the standardized approach for risk-weighted assets as of January 1, 2015, and the revised definitions of regulatory capital and the revised regulatory capital deductions and adjustments are being phased in over time for such organizations beginning as of that date. The capital conservation buffer will be phased in for all banking organizations beginning January 1, 2016.

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

At December 31, 2015, the Company and the Bank both satisfied their minimum regulatory capital requirements and each was “well capitalized” within the meaning of federal regulatory requirements. As permitted for regulated institutions that are not designated as “advanced approach” banking organizations (those with assets greater than $250 billion or with foregin exposures greater than $10 billion), the Company made a one-time, permanent election to opt out of the requirement to include most components of accumulated other comprehensive income in regulatory capital.

Actual and required capital levels at December 31 for each of the past two years are presented below:

	Capital Ratios at December 31, 2015
	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$268,354	13.86%	$154,840	8.00%	$203,228	10.50%	$193,550	10.00%
Tier 1 capital (to risk-weighted assets)	259,290	13.40%	116,130	6.00%	164,518	8.50%	154,840	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	259,290	13.40%	87,098	4.50%	135,485	7.00%	125,808	6.50%
Tier 1 capital (to average assets)	259,290	10.66%	97,255	4.00%	97,255	4.00%	121,568	5.00%
Risk Weighted Assets	1,935,503
Average Assets for Tier 1	2,431,369

The Company
Total capital (to risk-weighted assets)	$277,669	14.30%	$155,334	8.00%	$203,877	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	268,605	13.83%	116,501	6.00%	165,043	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	251,807	12.97%	87,376	4.50%	135,918	7.00%	N/A	N/A
Tier 1 capital (to average assets)	268,605	11.00%	97,672	4.00%	97,672	4.00%	N/A	N/A
Risk Weighted Assets	1,941,681
Average Assets for Tier 1	2,441,811

	Capital Ratios at December 31, 2014
	Actual		For Capital Adequacy Purposes		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$224,579	13.11%	$137,089	8.00%	$171,361	10.00%
Tier 1 capital (to risk-weighted assets)	216,110	12.61%	68,544	4.00%	102,817	6.00%
Tier 1 capital (to average assets)	216,110	9.56%	90,394	4.00%	112,993	5.00%
Risk Weighted Assets	1,713,612
Average Assets for Tier 1	2,259,856

The Company
Total capital (to risk-weighted assets)	$239,557	13.95%	$137,360	8.00%	171,700	10.00%
Tier 1 capital (to risk-weighted assets)	231,088	13.46%	68,680	4.00%	103,020	6.00%
Tier 1 capital (to average assets)	231,088	10.17%	90,931	4.00%	113,664	5.00%
Risk Weighted Assets	1,717,003
Average Assets for Tier 1	2,273,275

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

Our current guidelines for net interest income and economic value of equity at risk are summarized below..

Interest Rate Risk Limits

Portfolio Level Interest	+/- 100 basis	+/- 200 basis	+/- 300 basis	+/- 400 basis
Rate Risk Measure	point shock	point shock	point shock	point shock

Maximum loss of net interest income over the next twelve months:	7.500%	15.000%	22.500%	30.000%

Maximum loss of economic value of equity over the next twelve months:	11.250%	22.500%	30.000%	40.000%

 As of December 31, 2015, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could, for example, expect net interest income to decrease by approximately 4.0% over twelve months if short-term interest rates immediately increased by 200 basis points, given that we are currently in a liability-sensitive position. Similarly, if short-term interest rates decreased by 200 basis points, net interest income could be expected to decrease by approximately 2.7% over twelve months, as the cost of interest-bearing liabilities would be unable to fully benefit from a 200 basis point decline in rate while our yield on interest-earning assets could suffer materially from the decline. As of December 31, 2014, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could expect net interest income to decrease by approximately 5.3% over twelve months if short-term interest rates immediately decreased by 200 basis points. Similarly, if short-term interest rates increased by 200 basis points, net interest income could be expected to decrease by approximately 1.0% over twelve months given that we are currently in a liability-sensitive position.

As of December 31, 2015, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could, for example, expect economic value of equity to decrease by approximately 9.8% over twelve months if short-term interest rates immediately increased by 200 basis points, given that we are currently in a liability-sensitive position. Conversely, if short-term interest rates decreased by 200 basis points, economic value of equity could be expected to increase by approximately 0.8% over twelve months. As of December 31, 2014, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could expect economic value of equity to decrease by approximately 11.9% over twelve months if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates decreased by 200 basis points, economic value of equity could be expected to increase by approximately 2.3% over twelve months.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2015. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
At December 31, 2015	Months	One Year	Years	Five Years	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$16,451	$-	$-	$-	$16,451
Federal funds sold	235	-	-	-	235
Securities	77,406	45,125	184,399	195,828	502,758
Loans	767,901	199,966	664,554	114,337	1,746,758
Total interest-earning assets	861,993	245,091	848,953	310,165	2,266,202

Interest-bearing liabilities:
Demand deposits	407,204	-	-	-	407,204
MMDA and savings	654,841	-	-	-	654,841
Time deposits	105,337	275,770	158,674	-	539,781
Short term borrowings	165,000	20,000	-	-	185,000
Long term borrowings	24,262	-	-	30,000	54,262
Total interest-bearing liabilities	1,356,644	295,770	158,674	30,000	1,841,088
Derivatives	176,466	20,000	-	(196,466)	-
Interest sensitivity gap	$(318,185)	$(30,679)	$690,279	$83,699	$425,114
Cumulative interest sensitivity gap	$(318,185)	$(348,864)	$341,415	$425,114

Percentage of total assets		-13.88%

We use certain derivative instruments to help manage economic and interest rate risk related to commercial loans, long-term debt and other funding sources. We also use derivatives to facilitate transactions on behalf of our customers. At December 31, 2015, the Company had derivative financial instruments with a total notional amount of $289.6 million, with a net fair value loss of $4.1 million. At times, we will be required to post collateral to certain counterparties when our loss positions exceed certain negotiated limits. As a result of the unfavorable position of the instruments at December 31, 2015, the Company posted collateral of approximately $10.5 million with counterparties. See Note 16 – Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for further discussion of our derivative financial instruments and hedging activities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered public accounting firm

To the Shareholders and the Board of Directors

Park Sterling Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Park Sterling Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Sterling Corporation as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

March 4, 2016

PARK STERLING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	December 31,
	2015	2014
	(dollars in thousands, except per share data)

ASSETS

Cash and due from banks	$53,840	$16,549
Interest-earning balances at banks	16,451	34,356
Federal funds sold	235	485
Investment securities available-for-sale, at fair value	384,934	375,683
Investment securities held-to-maturity (fair value of $107,629 and $117,627 at December 31, 2015 and 2014, respectively)	106,458	115,741
Nonmarketable equity securities	11,366	11,532
Loans held for sale	4,943	11,602
Loans:
Non-covered	1,724,164	1,538,354
Covered	17,651	42,339
Less allowance for loan losses	(9,064)	(8,262)
Net loans	1,732,751	1,572,431

Premises and equipment, net	55,658	59,247
Bank-owned life insurance	58,633	57,712
Deferred tax asset	28,971	35,696
Other real estate owned - noncovered	4,211	8,979
Other real estate owned - covered	1,240	3,011
Goodwill	29,197	29,197
FDIC indemnification asset	943	3,964
Core deposit intangible	9,571	10,960
Accrued interest receivable	5,082	4,467
Other assets	9,780	7,618

Total assets	$2,514,264	$2,359,230

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$350,836	$321,019
Interest-bearing	1,601,826	1,530,335
Total deposits	1,952,662	1,851,354

Short-term borrowings	185,000	125,000
Long-term borrowings	30,000	55,000
Junior subordinated debt	24,262	23,583
Accrued interest payable	515	398
Accrued expenses and other liabilities	37,121	28,790
Total liabilities	2,229,560	2,084,125

Commitments (Notes 15 and 16)

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 44,854,509 and 44,859,798 shares issued and outstanding at December 31, 2015 and 2014, respectively	$44,854	$44,860
Additional paid-in capital	222,596	222,819
Accumulated earnings	20,117	8,901
Accumulated other comprehensive loss	(2,863)	(1,475)
Total shareholders' equity	284,704	275,105

Total liabilities and shareholders' equity	$2,514,264	$2,359,230

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(dollars in thousands, except share and per share data)

Interest income
Loans, including fees	$77,537	$74,867	$72,669
Federal funds sold	2	1	24
Taxable investment securities	10,612	9,318	5,029
Tax-exempt investment securities	579	631	756
Nonmarketable equity securities	500	362	150
Interest on deposits at banks	82	118	177
Total interest income	89,312	85,297	78,805

Interest expense
Money market, NOW and savings deposits	2,449	2,270	1,570
Time deposits	3,202	3,155	2,538
Short-term borrowings	528	86	7
Long-term borrowings	367	513	550
Junior subordinated debt	1,385	1,631	1,717
Total interest expense	7,931	7,655	6,382
Net interest income	81,381	77,642	72,423

Provision for loan losses	723	(1,286)	746
Net interest income after provision for loan losses	80,658	78,928	71,677

Noninterest income
Service charges on deposit accounts	4,934	3,881	2,646
Income from fiduciary activities	3,090	2,748	2,779
Commissions and fees from investment brokerage	512	452	419
Income from capital market activities	1,467	646	-
Gain on sale of securities available-for-sale	54	180	98
Bankcard services income	2,507	2,632	2,373
Mortgage banking income	3,306	2,641	3,123
Income from bank-owned life insurance	2,749	2,688	1,863
Amortization of indemnification asset	(705)	(3,203)	(189)
Loss share true-up liability expense	(181)	(587)	(59)
Other noninterest income	510	1,875	2,033
Total noninterest income	18,243	13,953	15,086

Noninterest expense
Salaries and employee benefits	39,945	39,538	34,570
Occupancy and equipment	10,317	10,409	7,691
Advertising and promotion	1,263	1,494	839
Legal and professional fees	3,402	3,486	3,142
Deposit charges and FDIC insurance	1,639	1,491	1,647
Data processing and outside service fees	6,625	6,449	5,950
Communication fees	2,099	1,974	1,737
Core deposit intangible amortization	1,389	1,269	1,029
Net cost (earnings) of operation of other real estate owned	406	817	(371)
Loan and collection expense	740	1,350	1,972
Postage and supplies	488	667	1,009
Other noninterest expense	5,840	4,990	4,884
Total noninterest expense	74,153	73,934	64,099

Income before income taxes	24,748	18,947	22,664

Income tax expense	8,142	6,058	7,359

Net income	16,606	12,889	15,305

Preferred dividends	-	-	353

Net income to common shareholders	$16,606	$12,889	$14,952

Basic earnings per common share	$0.38	$0.29	$0.34

Diluted earnings per common share	$0.37	$0.29	$0.34

Weighted-average common shares outstanding
Basic	43,939,039	43,924,457	43,965,408
Diluted	44,304,888	44,247,000	44,053,253

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014 and 2013

	For the Years Ended December 31
	2015	2014	2013
	(dollars in thousands)

Net income	$16,606	$12,889	$15,305

Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	(1,150)	10,464	(13,200)
Change in net unrealized loss on securities transferred to held to maturity	356	(2,055)	-
Reclassification adjustment for net gains recognized in net income	(54)	(180)	(98)
Total securities available for sale and transferred securities	(848)	8,229	(13,298)

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(1,788)	(3,381)	545
Reclassification adjustment for interest payments	414	422	-
Total derivatives	(1,374)	(2,959)	545

Other comprehensive income (loss), before tax	(2,222)	5,270	(12,753)

Deferred tax expense (benefit) related to other comprehensive income	(834)	1,943	(4,753)

Other comprehensive income (loss), net of tax	(1,388)	3,327	(8,000)

Total comprehensive income	$15,218	$16,216	$7,305

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

							Accumulated
					Additional	Accumulated	Other	Total
	Preferred Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
	(dollars in thousands, except share amounts)

Balance at December 31, 2012	20,500	$20,500	44,575,853	$44,576	$221,033	$(13,568)	$3,198	$275,739

Redemption of preferred stock	(20,500)	(20,500)	-	-	-	-	-	(20,500)

Issuance of restricted stock grants	-	-	174,000	174	(174)	-	-	-

Forfeitures of restricted stock grants	-	-	(23,860)	(23)	23	-	-	-

Exercise of stock options	-	-	60,943	60	248	-	-	308

Share-based compensation expense	-	-	-	-	1,776	-	-	1,776

Common stock repurchased	-	-	(56,267)	(56)	(310)	-	-	(366)

Dividends on preferred stock	-	-	-	-	-	(353)	-	(353)

Dividends on common stock	-	-	-	-	-	(1,789)	-	(1,789)

Net income	-	-	-	-	-	15,305	-	15,305

Other comprehensive income	-	-	-	-	-	-	(8,000)	(8,000)

Balance at December 31, 2013	-	-	44,730,669	44,731	222,596	(405)	(4,802)	262,120

Shares issued	-	-	252	-	-	-	-	-

Issuance of restricted stock grants	-	-	238,613	239	(239)	-	-	-

Forfeitures of restricted stock grants	-	-	(7,250)	(7)	7	-	-	-

Exercise of stock options	-	-	54,199	54	196	-	-	250

Share-based compensation expense	-	-	-	-	1,129	-	-	1,129

Common stock repurchased	-	-	(156,685)	(157)	(870)	-	-	(1,027)

Dividends on preferred stock	-	-	-	-	-	-	-	-

Dividends on common stock	-	-	-	-	-	(3,583)	-	(3,583)

Net income	-	-	-	-	-	12,889	-	12,889

Other comprehensive loss							3,327	3,327

Balance at December 31, 2014	-	-	44,859,798	44,860	222,819	8,901	(1,475)	275,105

Shares issued	-	-	1,182	1	(1)	-	-	-

Issuance of restricted stock grants	-	-	220,100	220	(220)	-	-	-

Forfeitures of restricted stock grants	-	-	(26,852)	(27)	27	-	-	-

Exercise of stock options	-	-	38,160	38	148	-	-	186

Share-based compensation expense	-	-	-	-	1,190	-	-	1,190

Common stock repurchased	-	-	(237,879)	(238)	(1,367)	-	-	(1,605)

Dividends on common stock	-	-	-	-	-	(5,390)	-	(5,390)

Net income	-	-	-	-	-	16,606	-	16,606

Other comprehensive income							(1,388)	(1,388)

Balance at December 31, 2015	-	$-	44,854,509	$44,854	$222,596	$20,117	$(2,863)	$284,704

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(dollars in thousands)
Cash flows from operating activities
Net income	$16,606	$12,889	$15,305
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(6,735)	(9,323)	(8,513)
Net amortization on investments	2,371	2,190	564
Other depreciation and amortization, net	10,549	9,983	4,928
Provision for loan losses	723	(1,286)	746
Share-based compensation expense	1,190	1,129	1,776
Deferred income taxes	7,694	5,208	8,460
Amortization of FDIC indemnification asset	705	3,203	189
Net gains on sales of investment securities available-for-sale	(54)	(180)	(98)
Net gains on sales of loans held for sale	(1,402)	(1,134)	(1,835)
Net losses on disposals of premises and equipment	996	400	412
Net gains on sales of other real estate owned	(586)	(532)	(2,061)
Writedowns of other real estate owned	694	604	1,394
Income from bank owned life insurance	(2,749)	(2,688)	(1,863)
Proceeds of loans held for sale	100,150	58,761	110,118
Disbursements for loans held for sale	(92,089)	(66,409)	(96,566)
Change in assets and liabilities:
(Increase) decrease in FDIC indemnification asset	314	(793)	(1,444)
(Increase) decrease in accrued interest receivable	(615)	500	(401)
(Increase) decrease in other assets	(2,162)	(1,623)	4,176
Increase (decrease) in accrued interest payable	117	(1,575)	(104)
Increase (decrease) in accrued expenses and other liabilities	7,036	4,548	(2,424)
Net cash provided by operating activities	42,753	13,872	32,759

Cash flows from investing activities
Net (increase) decrease in loans	(163,243)	(182,401)	53,294
Purchases of premises and equipment	(3,313)	(4,591)	(2,625)
Proceeds from disposals of premises and equipment	65	138	1,650
Purchases of investment securities available-for-sale	(71,167)	(165,027)	(191,521)
Purchases of investment securities held-to-maturity	(4,958)	(10,447)	(52,178)
Proceeds from sales of investment securities available-for-sale	3,095	161,434	28,128
Proceeds from maturities and call of investment securities available-for-sale	55,626	49,206	45,412
Proceeds from maturities and call of investment securities held-to-maturity	14,136	5,127	503
Proceeds from life insurance death benefit	1,564	1,081	-
FDIC reimbursement of recoverable covered asset losses	2,002	3,651	9,720
Proceeds from sale of other real estate owned	12,852	14,200	21,455
Net (purchases) redemptions of nonmarketable equity securities	166	(2,679)	1,517
Acquisitions, net of cash paid	-	59,045	-
Net cash used by investing activities	(153,175)	(71,263)	(84,645)

Cash flows from financing activities
Net increase (decrease) in deposits	101,367	(12,860)	(30,342)
Advances (repayments) of short-term borrowings	5,000	84,244	(9,147)
Advances (repayments) of long-term borrowings	30,000	(13,310)	(15,000)
Redemption of preferred stock	-	-	(20,500)
Exercise of stock options	186	250	308
Repurchase of common stock	(1,605)	(1,027)	(366)
Dividends on common stock	(5,390)	(3,583)	(1,789)
Dividends on preferred stock	-	-	(353)
Net cash provided (used) by financing activities	129,558	53,714	(77,189)

Net increase (decrease) in cash and cash equivalents	19,136	(3,677)	(129,075)

Cash and cash equivalents, beginning	51,390	55,067	184,142

Cash and cash equivalents, ending	$70,526	$51,390	$55,067

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,814	$7,669	$6,486
Cash paid for income taxes	733	701	240

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$(532)	$5,176	$(8,343)
Change in unrealized gain (loss) on cash flow hedge, net of tax	(856)	(1,849)	343
Transfer from other assets to investment securities available-for-sale	-	-	1,393
Loans transferred to other real estate owned	4,856	8,806	10,207
Property and equipment transferred to other real estate owned	1,565	-	-
Transfer from securities available-for-sale to held-to-maturity	-	58,972	-

See Notes to Consolidated Financial Statements.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 1 – ORGANIZATION AND OPERATIONS

Park Sterling Corporation (the “Company”) was formed in 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) pursuant to a bank holding company reorganization effective January 1, 2011, and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank is a North Carolina-chartered commercial nonmember bank that was incorporated in September 2006 and opened for business at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina on October 25, 2006. At December 31, 2015, the Company’s primary operations and business were that of owning the Bank. The main office of both the Company and the Bank is located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204, and its phone number is (704) 716-2134.

In August 2010, the Bank raised gross proceeds of $150 million in an equity offering (the “Public Offering”), to facilitate a change in the Bank’s business plan from primarily organic growth at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. Consistent with this growth strategy, over the past several years the Bank has opened additional branches in North Carolina and South Carolina and in 2014 expanded into the Virginia market through the opening of a loan production office, followed by the opening of a full-service branch, in Richmond, Virginia. In June 2015, the Bank opened a second full-service branch in the greater Richmond market.

On January 1, 2016, the Company acquired First Capital Bancorp, Inc. (“First Capital”) pursuant to an Agreement and Plan of Merger dated September 30, 2015 (the “Merger Agreement”). Upon completion of the merger First Capital common shareholders had the right to receive either $5.54 in cash or 0.7748 Park Sterling shares for each First Capital share they held, subject to the limitation that the total consideration for shareholders had to consist of 30.0% in cash and 70.0% in Park Sterling shares; First Capital warrant holders had the right to receive either $1.77 in cash or 0.24755 Park Sterling shares for each First Capital warrant they held, subject to the limitation that the total consideration for warrant holders had to consist of 30.0% in cash and 70.0% in Park Sterling shares; and each outstanding option to purchase shares of First Capital common stock was converted into the right to receive cash equal to the product of (a) $5.54 minus the per share exercise price of such option, and (b) the number of shares of First Capital common stock subject to the option. After application of the elections made by the holders of First Capital’s common stock and warrants and the allocation procedures contained in the Merger Agreement, the aggregate merger consideration consisted of approximately 8,376,094 shares of the Company’s common stock and approximately $25.7 million in cash. Based upon the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million.

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

Segments - The Company, through the Bank, provides a broad range of financial services to individuals and companies. These services include personal, business and non-profit checking accounts, interest on lawyers trust accounts (“IOLTA”) accounts, individual retirement accounts, business and personal money market accounts, time deposits, overdraft protection, safe deposit boxes and online and mobile banking. Lending activities include a range of short-to medium-term commercial (including asset-based lending), real estate, construction, residential mortgage and home equity and consumer loans, as well as long-term residential mortgages. Wealth management activities include investment management, personal trust services, and investment brokerage services. Cash management activities include remote deposit capture, lockbox services, sweep accounts, purchasing cards, ACH and wire payments. Capital markets activities include interest rate and currency risk management products, loan syndications and debt placements. While the Company's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company's banking and finance operations are not considered by management to constitute more than one reportable operating segment.

Reclassifications - Certain noninterest income reported in the prior year financial statements have been reclassified to conform to the 2015 presentation. Reclassifications include income from capital market activities previously disclosed in other noninterest income which are now reported as a separate line item. The reclassification had no effect on net income, comprehensive income or shareholders’ equity as previously reported.

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

In connection with an acquisition, the Company may assume purchase and assumption agreements that the acquired institution entered into with the FDIC, providing for loss share agreements related to the covered assets. The Bank records an estimated receivable from the FDIC in connection with such loss share agreements. The FDIC indemnification asset is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets, without approval of the FDIC, should the Company choose to dispose of them. Fair value is estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired loans by recording an increase in the FDIC indemnification asset in an amount equal to the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in expected cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as amortization through non-interest income over the lesser of the term of the loss share agreement or the life of the loan.

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

The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit is less than its carrying value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

The Company performed the qualitative assessment as outlined in ASU 2011-08 in assessing the carrying value of goodwill related to its acquisitions as of October 1, 2015, its annual test date, and determined that it was unlikely that the fair value was less than the carrying amount and that no further testing or impairment charge was necessary. Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the October 1, 2015 evaluation that caused the Company to perform an interim review of the carrying value of goodwill related to any of its acquisitions.

Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired (generally ten years on a straight line basis).

Investment in a Qualified Affordable Housing Project - The Company currently invests in the Community Affordable Housing Equity Corporation (“CAHEC”), a qualified affordable housing project. CAHEC assists in providing low-income housing and historic preservation in the United States. The Company assumed this investment in connection with the acquisition of Provident Community. As of December 31, 2015 and 2014, the Company holds an investment of $425 thousand and $508 thousand, respectively, which is recorded in other assets on the balance sheet. There are no commitments or contingent commitments to provide additional capital. In connection with the investment in CAHEC, the Company recognized a net income tax benefit of approximately $42 thousand and $10 thousand in income tax expense in the Consolidated Statement of Income for the years ended December 31, 2015 and 2014, respectively. No impairment was recognized or identified for this investment at December 31, 2015 or 2014.

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

Advertising Costs - Advertising costs are expensed as incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for advertising expenses within the course of a fiscal year.

Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets generally is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company is subject to U.S. Federal income tax as well as state and local income tax in several jurisdictions. Tax years 2010 through 2014 remain open to examination by the Federal taxing authority. Interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of noninterest expense.

Per Share Results - Basic and diluted earnings per common share are computed based on the weighted-average number of shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that could occur if all dilutive stock options were exercised.

In 2013, the Company issued 174,000 restricted stock awards, issued 60,943 shares pursuant to the exercise of stock options and repurchased 56,267 shares in open market transactions. In 2014, the Company issued 238,613 restricted stock awards, issued 54,199 shares pursuant to the exercise of stock options, repurchased 136,743 shares of Common Stock in open market transactions and acquired 19,942 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. In 2015, the Company issued 220,100 restricted stock awards, issued 38,160 shares pursuant to the exercise of stock options, repurchased 201,651 shares of Common Stock in open market transactions and acquired 36,228 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below in each case as of December 31,:

	2015	2014	2013

Weighted-average number of common shares outstanding excluding unvested restricted shares	43,939,039	43,924,457	43,965,408

Effect of dilutive stock options and unvested shares	365,849	322,543	87,845

Weighted-average number of common shares and dilutive potential common shares outstanding	44,304,888	44,247,000	44,053,253

There were 1,827,355 outstanding stock options and 860,594 outstanding restricted shares that were anti-dilutive for the year ended December 31, 2015. There were 267,138 dilutive stock options and 98,711 dilutive restricted shares outstanding for the year ended December 31, 2015. There were 1,927,740 outstanding stock options and 842,170 outstanding restricted shares outstanding that were anti-dilutive for the year ended December 31, 2014. There were 243,617 dilutive stock options and 78,925 dilutive restricted shares outstanding for the year ended December 31, 2014. There were 2,177,592 outstanding stock options and 730,514 outstanding restricted shares outstanding that were anti-dilutive for the year ended December 31, 2013. There were 47,959 dilutive stock options and 39,885 dilutive restricted shares outstanding for the year ended December 31, 2013. See Note 20 – Employee and Director Benefit Plans for more information.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Share-Based Compensation - The Company may grant share-based compensation to employees, directors and other eligible parties in the form of stock options, restricted stock or other instruments. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is charged to earnings on a straight-line basis over the requisite service period, which is currently up to seven years. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The amortization of share-based compensation is adjusted for actual forfeiture experience. The fair value of restricted stock awards, subject to share price performance vesting requirements, is estimated using a Monte Carlo simulation and related estimated assumptions for volatility and a risk free interest rate.

The compensation expense for share-based compensation plans was $1.2 million, $1.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

If a derivative instrument designated as a fair value hedge is terminated or the hedge designation removed, the difference between a hedged items then carrying amount and its face amount is recognized into income over the original hedge period. Likewise, if a derivative instrument designated as a cash flow hedge is terminated or the hedge designation removed, related amounts accumulated in other accumulated comprehensive income are reclassified into earnings over the original hedge period during which the hedged item affects income.

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the provisions of ASU 2014-09 to determine the potential impact the new standard will have to the Company's financial statements.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

During the first quarter of 2015, the Company adopted Accounting Standards Update 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-04”). ASU 2014-04 amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the ASC to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in-substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments are effective for the Company for interim and annual reporting periods beginning after December 15, 2014.   This guidance did not have a material effect on its financial statements.

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

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

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

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	As Recorded by Provident Community	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$1,397
Fair value of non-controlling interest			5,096

Fair Value of Total Consideration Transferred			$6,493

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$65,538	$-	$65,538
Securities	124,035	-	124,035
Nonmarketable equity securities	2,948	-	2,948
Loans held for sale	390	-	390
Loans, net of allowance	112,412	(6,797)	105,615
Premises and equipment	3,150	32	3,182
Core deposit intangibles	-	3,600	3,600
Interest receivable	748	(3)	745
Other real estate owned	3,666	(702)	2,964
Bank owned life insurance	8,536	-	8,536
Deferred tax asset	1,628	4,901	6,529
Other assets	1,438	(248)	1,190

Total assets acquired	324,489	783	325,272

Deposits	264,281	177	264,458
Federal Home Loan Bank advances	37,500	3,915	41,415
Junior Subordinated Debt	12,372	(4,558)	7,814
Short term borrowings	4,760	-	4,760
Other liabilities	2,087	985	3,072

Total liabilities assumed	321,000	519	321,519

Total identifiable assets	$3,489	$264	$3,753

Goodwill resulting from acquisition			$2,740

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 4 – INVESTMENTS

The amortized cost and fair value of investment securities available-for-sale and securities held-to-maturity, with gross unrealized gains and losses, at December 31 follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2015
Securities available-for-sale:
U.S. Government agencies	$503	$11	$-	$514
Municipal securities	14,049	747	-	14,796
Residential agency pass-through securities	130,041	1,500	(81)	131,460
Residential collateralized mortgage obligations	151,928	646	(943)	151,631
Commercial mortgage-backed obligations	4,856	-	(100)	4,756
Asset-backed securities	79,941	104	(925)	79,120
Corporate and other securities	1,463	37	-	1,500
Equity securities	1,250	-	(93)	1,157
Total securities available-for-sale	$384,031	$3,045	$(2,142)	$384,934

Securities held-to-maturity:
Residential agency pass-through securities	$41,012	$831	$(53)	$41,790
Residential collateralized mortgage obligations	7,723	69	-	7,792
Commercial mortgage-backed obligations	54,028	-	(1,367)	52,661
Asset-backed securities	5,394	-	(8)	5,386
Total securities held-to-maturity	$108,157	$900	$(1,428)	$107,629

2014
Securities available-for-sale:
U.S. Government agencies	$508	$29	$-	$537
Municipal securities	11,955	896	-	12,851
Residential agency pass-through securities	144,955	2,156	(96)	147,015
Residential collateralized mortgage obligations	144,773	625	(1,318)	144,080
Commercial mortgage-backed obligations	4,974	-	(106)	4,868
Asset-backed securities	61,833	-	(783)	61,050
Corporate and other securities	3,328	242	-	3,570
Equity securities	1,250	462	-	1,712
Total securities available-for-sale	$373,576	$4,410	$(2,303)	$375,683

Securities held-to-maturity:
Residential agency pass-through securities	$43,331	$1,123	$-	$44,454
Residential collateralized mortgage obligations	8,440	124	-	8,564
Commercial mortgage-backed obligations	60,783	-	(2,041)	58,742
Asset-backed securities	5,978	-	(111)	5,867
Total securities held-to-maturity	$118,532	$1,247	$(2,152)	$117,627

In 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive pre-tax income in the accompanying balance sheet as of December 31, 2015 totaled $1.7 million. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $54.0 million is higher than the $52.3 million carrying value of the securities as of December 31, 2015. There were no transfers of securities during the year ended December 31, 2015.

At December 31, 2015 and 2014, investment securities with a fair market value of $154.9 million and $162.8 million, respectively, were pledged to secure repurchase agreements, to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

At December 31, 2015 and 2014, commercial mortgage-backed obligations include $51.1 million and $56.8 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the United States government, and $6.0 million of private-label securities collateralized by commercial properties.

At December 31, 2015 and 2014, asset-backed securities include a $5.4 million and $6.0 million, respectively, security that is equally collateralized by the Federal family education loan program and private student loan program.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity aggregated by maturity at December 31, 2015 and 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency-pass through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency-pass through securities and residential collateralized mortgage obligations are private-label securities.

Maturities of Investment Portfolio

	December 31, 2015
	Amortized	Fair
	Cost	Value
Securities available-for-sale:
U.S. Government agencies
Due under one year	$503	$514
Municipal securities
Due after five years through ten years	3,604	3,633
Due after ten years	10,445	11,163
Residential agency pass-through securities
Due after five years through ten years	16,265	16,689
Due after ten years	113,776	114,771
Residential collateralized mortgage obligations
Due after five years through ten years	16,390	16,361
Due after ten years	135,538	135,270
Commercial mortgage-backed obligations
Due after one year through five years	4,856	4,756
Asset-backed securities
Due after five years through ten years	36,017	35,809
Due after ten years	43,924	43,311
Corporate and other securities
Due after ten years	1,463	1,500
Equity securities
Due after ten years	1,250	1,157
Total securities available-for-sale	$384,031	$384,934

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$41,012	$41,790
Residential collateralized mortgage obligations
Due after ten years	7,723	7,792
Commercial mortgage-backed obligations
Due after five years through ten years	54,028	52,661
Asset-backed securities
Due after ten years	5,394	5,386
Total securities held-to-maturity	$108,157	$107,629

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Sales of investment securities available-for-sale for the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015	2014	2013
Proceeds from sales	$3,095	$161,434	$28,128
Gross realized gains	54	427	343
Gross realized losses	-	(247)	(245)

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at December 31, 2015 and 2014. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At December 31, 2015, there are 18 securities in a loss position for twelve months or more. At December 31, 2014, 23 securities were in a loss position for twelve months or more.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Bank Holding Company Act (the “BHC Act”) to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, effective April 1, 2014. Banking entities have until July 21, 2016 (expected to be extended to July 21, 2017) to conform their activities to the requirements of the rule. At December 31, 2014, the Company held two investments in senior tranches of collateralized loan obligations (“CLO”) with a fair value of $14.8 million, which were included in asset-backed securities. The collateral eligibility language in one of the securities, with a fair value of $9.8 million, was amended during the first quarter of 2015 to comply with the new bank investment criteria under the Volcker Rule. The Company’s investment in the remaining CLO security in the amount of $5.0 million, which had a net unrealized loss of $57,300 at December 31, 2015, currently would be prohibited under the Volcker Rule. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary-impairment with respect to these securities in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at December 31, 2015.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2015
Securities available-for-sale:
Residential agency mortgage-backed securities	$14,785	$(37)	$3,489	$(44)	$18,274	$(81)
Residential collateralized mortgage obligations	43,563	(306)	27,718	(637)	71,281	(943)
Commercial mortgage-backed obligations	4,756	(100)	-	-	4,756	(100)
Asset-backed securities	18,651	(190)	45,263	(735)	63,914	(925)
Equity securities	1,157	(93)	-	-	1,157	(93)

Total temporarily impaired available-for-sale securities	$82,912	$(726)	$76,470	$(1,416)	$159,382	$(2,142)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$4,456	$(53)	$-	$-	$4,456	$(53)
Commercial mortgage-backed obligations	18,736	(370)	33,925	(997)	52,661	(1,367)
Asset-backed securities	-	-	5,386	(8)	5,386	(8)

Total temporarily impaired held-to-maturity securities	$23,192	$(423)	$39,311	$(1,005)	$62,503	$(1,428)

December 31, 2014
Securities available-for-sale:
Residential agency mortgage-backed securities	$-	$-	$3,857	$(96)	$3,857	$(96)
Residential collateralized mortgage obligations	29,122	(142)	48,824	(1,176)	77,946	(1,318)
Commercial mortgage-backed obligations	-	-	4,868	(106)	4,868	(106)
Asset-backed securities	38,528	(296)	22,522	(487)	61,050	(783)

Total temporarily impaired available-for-sale securities	$67,650	$(438)	$80,071	$(1,865)	$147,721	$(2,303)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$-	$-	$58,743	$(2,041)	58,743	(2,041)
Asset-backed securities	-	-	5,867	(111)	5,867	(111)

Total temporarily impaired held-to-maturity securities	$-	$-	$64,610	$(2,152)	$64,610	$(2,152)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as the investments in four statutory trusts. These investments totaled $11.4 million and $11.5 million at December 31, 2015 and 2014, respectively. Included in these amounts was $10.0 million and $10.1 million of FHLB stock at December 31, 2015 and 2014, respectively. All nonmarketable equity securities were evaluated for impairment as of December 31, 2015 and 2014. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At December 31, 2015 and 2014, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio was comprised of the following at December 31:

	2015			2014
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$4,825	$242,082	$246,907	$5,552	$168,234	$173,786
Commercial real estate (CRE) - owner-occupied	21,388	309,834	331,222	30,554	303,228	333,782
CRE - investor income producing	32,371	473,739	506,110	43,866	426,781	470,647
AC&D - 1-4 family construction	465	31,797	32,262	514	28,887	29,401
AC&D - lots, land, & development	4,797	39,614	44,411	13,660	41,783	55,443
AC&D - CRE	-	87,452	87,452	112	71,478	71,590
Other commercial	1,870	6,731	8,601	1,187	3,858	5,045
Total commercial loans	65,716	1,191,249	1,256,965	95,445	1,044,249	1,139,694

Consumer:
Residential mortgage	23,420	200,464	223,884	28,730	176,420	205,150
Home equity lines of credit (HELOC)	1,580	155,798	157,378	1,734	153,563	155,297
Residential construction	3,685	68,486	72,171	6,574	49,308	55,882
Other loans to individuals	516	28,300	28,816	758	21,828	22,586
Total consumer loans	29,201	453,048	482,249	37,796	401,119	438,915
Total loans	94,917	1,644,297	1,739,214	133,241	1,445,368	1,578,609
Deferred fees	-	2,601	2,601	-	2,084	2,084
Total loans, net of deferred fees	$94,917	$1,646,898	$1,741,815	$133,241	$1,447,452	$1,580,693

Included in the loan totals at December 31, 2015 and 2014 is $17.7 million and $42.3 million, respectively, of covered loans pursuant to the FDIC loss share agreements. Of these amounts, at December 31, 2015 and 2014, $15.6 million and $39.8 million, respectively, is included in PCI loans and $2.1 million and $2.5 million, respectively, is included in all other loans. Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans was transferred from the covered portfolio to the non-covered portfolio.

At December 31, 2015 and 2014, the Company had sold participations in loans aggregating $12.5 million and $6.5 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. In addition, as part of the Provident Community merger, the Company serviced $2.8 million and $3.7 million residential mortgage loans for the benefit of others as of December 31, 2015 and 2014, respectively.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few loans have been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. Total loans sold with limited recourse in 2015 and 2014 was $98.7 million and $58.8 million, respectively.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that are included in the consolidated balance sheet at December 31, 2015 and 2014 were as follows:

	2015			2014
	PCI loans	Purchased Performing loans	Total	PCI loans	Purchased Performing loans	Total

Outstanding principal balance	$120,958	$282,081	$403,039	$165,686	$367,768	$533,454
Carrying amount:
Commercial and industrial	4,825	6,345	11,170	5,552	11,032	16,584
CRE - owner-occupied	21,388	82,204	103,592	30,554	101,071	131,625
CRE - investor income producing	32,371	49,105	81,476	43,866	62,493	106,359
AC&D - 1-4 family construction	465	-	465	514	-	514
AC&D - lots, land, & development	4,797	3,432	8,229	13,660	8,052	21,712
AC&D - CRE	-	-	-	112	-	112
Other commercial	1,870	333	2,203	1,187	734	1,921
Residential mortgage	23,420	69,632	93,052	28,730	91,291	120,021
HELOC	1,580	69,577	71,157	1,734	83,573	85,307
Residential construction	3,685	1,642	5,327	6,574	3,928	10,502
Other loans to individuals	516	1,468	1,984	758	2,615	3,373
	$94,917	$283,738	$378,655	$133,241	$364,789	$498,030

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Georgia and Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate including construction loans and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At December 31, 2015 and December 31, 2014, the Company had no loans outstanding with non-United States entities.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the year ended December 31, 2015
Allowance for Loan Losses, excluding PCI:
Balance, beginning of year	$1,563	$721	$1,751	$-	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262
Provision for loan losses	338	413	116		(219)	(661)	284	76	307	(242)	32	145	589
Charge-offs	(213)	-	(34)		-	-	-	(39)	(176)	(184)	(129)	(56)	(831)
Recoveries	133	1	266		8	348	-	-	98	112	16	62	1,044
Net (charge-offs) recoveries	(80)	1	232	-	8	348	-	(39)	(78)	(72)	(113)	6	213
Ending balance	$1,821	$1,135	$2,099	$-	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

PCI Impairment Allowance for Loan Losses:
Balance, beginning of year	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	-	(96)	-	-	-	(186)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	-	(96)	-	-	-	(186)

Reversal of PCI impairment	51	-	39	-	-	-	-	-	96	-	-	-	186
Benefit attributable to FDIC loss share agreements	-	-	(22)	-	-	-	-	-	(30)	-	-	-	(52)
Total provision for loan losses charged to operations	51	-	17	-	-	-	-	-	66	-	-	-	134

Provision for loan losses recorded through FDIC loss share receivable	-	-	22	-	-	-	-	-	30	-	-	-	52
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,821	$1,135	$2,099	$-	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

For the year ended December 31, 2014
Allowance for Loan Losses, excluding PCI:
Balance, beginning of year	$1,491	$399	$1,797	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471
Provision for loan losses	(254)	252	123		(464)	(2,871)	96	6	48	1,384	296	29	(1,355)
Charge-offs	(161)	(193)	(292)	-	(15)	(16)	-	-	(161)	(852)	(201)	(50)	(1,941)
Recoveries	487	263	123	-	98	1,727	-	1	198	69	57	64	3,087
Net (charge-offs) recoveries	326	70	(169)	-	83	1,711	-	1	37	(783)	(144)	14	1,146
Ending balance	$1,563	$721	$1,751	$-	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262

PCI Impairment Allowance for Loan Losses:
Balance, beginning of year	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$-	$360
PCI impairment charge-offs	-	-	(6)	-	-	-	-	-	(1)	(144)	-	-	(151)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	(6)	-	-	-	-	-	(1)	(144)	-	-	(151)

PCI provision for loan losses	-	-	(354)	-	-	-	-	-	1	144	-	-	(209)
Benefit attributable to FDIC loss share agreements	-	-	278	-	-	-	-	-	-	-	-	-	278
Total provision for loan losses charged to operations	-	-	(76)	-	-	-	-	-	1	144	-	-	69

Provision for loan losses recorded through FDIC loss share receivable	-	-	(278)	-	-	-	-	-	-	-	-	-	(278)
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,563	$721	$1,751	$-	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262

For the year ended December 31, 2013
Allowance for Loan Losses, excluding PCI:
Balance, beginning of year	$849	$496	$1,102	$4,157	$-	$-	$-	$8	$454	$1,463	$1,046	$49	$9,624
Provision for loan losses	1,693	(52)	933	(4,157)	705	1,031	299	16	319	359	(673)	31	504
Charge-offs	(1,238)	(52)	(718)	-	(87)	(6)	-	-	(831)	(838)	(44)	(64)	(3,878)
Recoveries	187	7	480	-	221	726	-	1	416	66	61	56	2,221
Net (charge-offs) recoveries	(1,051)	(45)	(238)	-	134	720	-	1	(415)	(772)	17	(8)	(1,657)
Ending balance	$1,491	$399	$1,797	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471

PCI Impairment Allowance for Loan Losses:
Balance, beginning of year	$225	$-	$-	$542	$-	$-	$-	$-	$200	$-	$-	$-	$967
PCI impairment charge-offs	(216)	-	(16)	(177)	-	-	-	(386)	(311)	-	(233)	(36)	(1,375)
PCI impairment recoveries	-	-	-	25	-	-	-	-	-	-	-	-	25
Net PCI impairment charge-offs	(216)	-	(16)	(152)	-	-	-	(386)	(311)	-	(233)	(36)	(1,350)

PCI provision for loan losses	(9)	-	376	(390)	-	-	-	386	111	-	233	36	743
Benefit attributable to FDIC loss share agreements	(104)	-	(205)	(192)	-	-	-	-	-	-	-	-	(501)
Total provision for loan losses charged to operations	(113)	-	171	(582)	-	-	-	386	111	-	233	36	242

Provision for loan losses recorded through FDIC loss share receivable	104	-	205	192	-	-	-	-	-	-	-	-	501
Ending balance	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$-	$360

Total Allowance for Loan Losses	$1,491	$399	$2,157	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,831

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At December 31, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$192	$-	$-	$192
Collectively evaluated for impairment	1,821	1,135	2,099	247	278	679	69	672	1,145	461	266	8,872
	1,821	1,135	2,099	247	278	679	69	672	1,337	461	266	9,064
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-

Total	$1,821	$1,135	$2,099	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$1,266	$440	$-	$723	$-	$-	$1,304	$1,381	$238	$-	$5,352
Collectively evaluated for impairment	242,082	308,568	473,299	31,797	38,891	87,452	6,731	199,160	154,417	68,248	28,300	1,638,945
	242,082	309,834	473,739	31,797	39,614	87,452	6,731	200,464	155,798	68,486	28,300	1,644,297
Purchased credit-impaired	4,825	21,388	32,371	465	4,797	-	1,870	23,420	1,580	3,685	516	94,917

Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$223,884	$157,378	$72,171	$28,816	$1,739,214

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At December 31, 2014
Allowance for Loan Losses:
Individually evaluated for impairment	$44	$18	$57	$-	$11	$-	$19	$138	$382	$4	$12	$685
Collectively evaluated for impairment	1,519	703	1,694	458	580	395	13	305	1,269	538	103	7,577

	1,563	721	1,751	458	591	395	32	443	1,651	542	115	8,262
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-

Total	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262

Recorded Investment in Loans:
Individually evaluated for impairment	$376	$2,889	$1,271	$-	$1,073	$-	$143	$2,525	$2,481	$369	$90	$11,217
Collectively evaluated for impairment	167,858	300,339	425,510	28,887	40,710	71,478	3,715	173,895	151,082	48,939	21,738	1,434,151

	168,234	303,228	426,781	28,887	41,783	71,478	3,858	176,420	153,563	49,308	21,828	1,445,368
Purchased credit-impaired	5,552	30,554	43,866	514	13,660	112	1,187	28,730	1,734	6,574	758	133,241

Total	$173,786	$333,782	$470,647	$29,401	$55,443	$71,590	$5,045	$205,150	$155,297	$55,882	$22,586	$1,578,609

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

In the second quarter of 2015 as part of management’s annual review of the allowance for loan loss methodology, management modified the methodology used for the determination of allowance for loan losses to collectively review impaired loans with a balance of less than or equal to $150 thousand. These loans are no longer individually reviewed for specific impairment but rather are reviewed on a pooled basis in a manner consistent with unimpaired loans with additional qualitative factors applied when necessary to reflect the additional risk characteristics of these loans. This change in methodology resulted in decrease in specific reserves and an increase in the quantitative and qualitative reserve components.

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The historic look back periods utilized by management for all loan types was 15 quarters for both 2015 and 2014.

The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the acquired purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. This analysis indicated a need for a $178 thousand and $117 thousand provision for loan losses for the acquired purchased performing portfolio at December 31, 2015 and 2014, respectively. The remaining mark on the acquired purchased performing loan portfolio was $2.1 million and $3.0 million at December 31, 2015 and 2014, respectively.

3)           Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. These factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices, changes in loan review systems, geographical considerations and other factors. Management believes these refinements simplify application of the qualitative component of the allowance methodology. Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in 5 basis point increments, up or down, with a maximum of 0.50%. Details of the seven environmental factors for inclusion in the allowance methodology are as follows:

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

vii.	Other factors, which is intended to capture the incremental adjustment, by loan type, to internally calculated minimum reserves as well as environmental factors not specifically identified above.

In addition, qualitative reserves on purchased performing loans are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loans losses.

4)          Reserve on PCI Loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool. There were no outstanding reserves on PCI loans as of December 31, 2015 and 2014.

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2014 to December 31, 2015 was a function of the following:

(1)

A decrease of $750 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2011 are replaced with low loss or recovery periods in 2015.

(2)

An increase of $2.0 million in the qualitative component of the allowance primarily due to minimum reserve amounts applied as historical loss rates continue to decline as well as management’s decision to increase certain factors based on rapid loan growth, entrance into new markets, and caution surrounding the economic recovery.

(3)	A decrease of $493 thousand in specific reserves as impaired loans less than or equal to $150 thousand are no longer specifically reviewed.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both December 31, 2015 and 2014, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of December 31, 2015 and 2014, by loan class and by credit quality indicator.

	As of December 31, 2015

	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other Commercial	Total Commercial
Pass	$243,228	$316,706	$500,964	$32,262	$43,454	$87,452	$8,467	$1,232,533
Special mention	3,571	11,986	3,824	-	404	-	-	19,785
Classified	108	2,530	1,322	-	553	-	134	4,647
Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$1,256,965

	Residential		Residential	Other Loans to	Total
	Mortgage	HELOC	Construction	Individuals	Consumer
Pass	$217,463	$150,217	$71,225	$28,762	$467,667
Special mention	4,690	6,213	457	23	11,383
Classified	1,731	948	489	31	3,199
Total	$223,884	$157,378	$72,171	$28,816	$482,249

Total Loans					$1,739,214

	As of December 31, 2014

	Commercial and Industrial	CRE-Owner Occupied	CRE-Investor Income Producing	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other Commercial	Total Commercial
Pass	$172,638	$328,712	$461,955	$29,401	$52,568	$71,590	$4,902	$1,121,766
Special mention	493	1,925	6,934	-	1,335	-	-	10,687
Classified	655	3,145	1,758	-	1,540	-	143	7,241
Total	$173,786	$333,782	$470,647	$29,401	$55,443	$71,590	$5,045	$1,139,694

	Residential		Residential	Other Loans to	Total
	Mortgage	HELOC	Construction	Individuals	Consumer
Pass	$202,214	$147,893	$55,290	$22,445	$427,842
Special mention	1,802	6,122	227	99	8,250
Classified	1,134	1,282	365	42	2,823
Total	$205,150	$155,297	$55,882	$22,586	$438,915

Total Loans					$1,578,609

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of December 31, 2015 and 2014.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of December 31, 2015
Commercial:
Commercial and industrial	$18	$28	$78	$4,825	$241,958	$246,907
CRE - owner-occupied	1,273	-	176	21,388	308,385	331,222
CRE - investor income producing	-	-	1,369	32,371	472,370	506,110
AC&D - 1-4 family construction	-	-	-	465	31,797	32,262
AC&D - lots, land, & development	-	-	-	4,797	39,614	44,411
AC&D - CRE	-	-	-	-	87,452	87,452
Other commercial	-	212	-	1,870	6,519	8,601
Total commercial loans	1,291	240	1,623	65,716	1,188,095	1,256,965

Consumer:
Residential mortgage	48	1,037	1,023	23,420	198,356	223,884
HELOC	132	139	204	1,580	155,323	157,378
Residential construction	12	-	306	3,685	68,168	72,171
Other loans to individuals	284	51	-	516	27,965	28,816
Total consumer loans	476	1,227	1,533	29,201	449,812	482,249
Total loans	$1,767	$1,467	$3,156	$94,917	$1,637,907	$1,739,214

As of December 31, 2014
Commercial:
Commercial and industrial	$123	$18	$73	$5,552	$168,020	$173,786
CRE - owner-occupied	-	-	1,616	30,554	301,612	333,782
CRE - investor income producing	-	-	571	43,866	426,210	470,647
AC&D - 1-4 family construction	-	-	-	514	28,887	29,401
AC&D - lots, land, & development	-	-	-	13,660	41,783	55,443
AC&D - CRE	-	-	-	112	71,478	71,590
Other commercial	40	143	-	1,187	3,675	5,045
Total commercial loans	163	161	2,260	95,445	1,041,665	1,139,694

Consumer:
Residential mortgage	57	68	1,058	28,730	175,237	205,150
HELOC	343	60	228	1,734	152,932	155,297
Residential construction	157	-	341	6,574	48,810	55,882
Other loans to individuals	29	1	41	758	21,757	22,586
Total consumer loans	586	129	1,668	37,796	398,736	438,915
Total loans	$749	$290	$3,928	$133,241	$1,440,401	$1,578,609

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a TDR. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Additionally, a portion of the Company’s qualitative factors accounts for potential impairment on loans generally less than $150 thousand. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. There was no impairment of PCI loans as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014

		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses

Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$47	$126	$-
CRE - owner-occupied	1,266	1,312	-	2,753	2,841	-
CRE - investor income producing	440	440	-	844	915	-
AC&D - lots, land, & development	723	842	-	881	970	-
Total commercial loans	2,429	2,594	-	4,525	4,852	-
Consumer:
Residential mortgage	1,304	1,339	-	1,135	1,222	-
HELOC	157	278	-	756	1,256	-
Residential construction	238	376	-	341	415	-
Total consumer loans	1,699	1,993	-	2,232	2,893	-
Total impaired loans with no related allowance recorded	$4,128	$4,587	$-	$6,757	$7,745	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$329	$348	$44
CRE - owner-occupied	-	-	-	136	141	18
CRE - investor income producing	-	-	-	427	442	57
AC&D - lots, land, & development	-	-	-	192	217	11
Other commercial	-	-	-	143	159	19
Total commercial loans	-	-	-	1,227	1,307	149
Consumer:
Residential mortgage	-	-	-	1,390	1,439	138
HELOC	1,224	1,248	192	1,725	1,777	382
Residential construction	-	-	-	28	33	4
Other loans to individuals	-	-	-	90	90	12
Total consumer loans	1,224	1,248	192	3,233	3,339	536
Total impaired loans with an allowance recorded	$1,224	$1,248	$192	$4,460	$4,646	$685

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$-	$376	$474	$44
CRE - owner-occupied	1,266	1,312	-	2,889	2,982	18
CRE - investor income producing	440	440	-	1,271	1,357	57
AC&D - lots, land, & development	723	842	-	1,073	1,187	11
Other commercial	-	-	-	143	159	19
Total commercial loans	2,429	2,594	-	5,752	6,159	149
Consumer:
Residential mortgage	1,304	1,339	-	2,525	2,661	138
HELOC	1,381	1,526	192	2,481	3,033	382
Residential construction	238	376	-	369	448	4
Other loans to individuals	-	-	-	90	90	12
Total consumer loans	2,923	3,241	192	5,465	6,232	536

Total Impaired Loans Individually Reviewed for Impairment	$5,352	$5,835	$192	$11,217	$12,391	$685

Impaired Loans Collectively Reviewed for Impairment	$2,429	$2,863	$368	$-	$-	$-

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The average recorded investment and interest income recognized on impaired loans, by class, for the years ended December 31, 2015 and 2014 is shown in the table below.

	December 31, 2015		December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$382	$19	$276	$5
CRE - owner-occupied	2,082	-	2,090	54	2,108	106
CRE - investor income producing	567	23	620	24	980	-
AC&D - lots, land, & development	896	52	1,034	98	2,978	202
Other commercial	-	-	60	4	158	9
Total commercial loans	3,545	75	4,186	199	6,500	322
Consumer:
Residential mortgage	941	5	1,689	31	2,688	57
HELOC	381	9	1,390	19	1,513	20
Residential construction	260	-	80	-	20	-
Other loans to individuals	-	-	23	1	64	4
Total consumer loans	1,582	14	3,182	51	4,285	81
Total impaired loans with no related allowance recorded	$5,127	$89	$7,368	$250	$10,785	$403

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$224	$-	$487	$2
CRE - owner-occupied	-	-	695	20	47	12
CRE - investor income producing	-	-	1,052	9	2,829	2
AC&D - 1-4 family construction	-	-	19	-	-	-
AC&D - lots, land, & development	73	3	243	16	50	-
Other commercial	-	-	176	8	22	-
Total commercial loans	73	3	2,409	53	3,435	16
Consumer:
Residential mortgage	542	18	1,825	42	1,282	33
HELOC	1,225	41	1,597	29	920	1
Residential construction	-	-	267	1	24	-
Other loans to individuals	-	-	42	4	1	-
Total consumer loans	1,767	59	3,731	76	2,227	34
Total impaired loans with an allowance recorded	$1,840	$62	$6,140	$129	$5,662	$50

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$606	$19	$763	$7
CRE - owner-occupied	2,082	-	2,785	74	2,155	118
CRE - investor income producing	567	23	1,672	33	3,809	2
AC&D - 1-4 family construction	-	-	19	-	-	-
AC&D - lots, land, & development	969	55	1,277	114	3,028	202
Other commercial	-	-	236	12	180	9
Total commercial loans	3,618	78	6,595	252	9,935	338
Consumer:
Residential mortgage	1,483	23	3,514	73	3,970	90
HELOC	1,606	50	2,987	48	2,433	21
Residential construction	260	-	347	1	44	-
Other loans to individuals	-	-	65	5	65	4
Total consumer loans	3,349	73	6,913	127	6,512	115

Total Impaired Loans Individually Reviewed for Impairment	$6,967	$151	$13,508	$379	$16,447	$453

Other Impaired Loans	$2,798	$39	$-	$-	$-	$-

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

During the year ended December 31, 2015, the Company recognized $190 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the year ended December 31, 2014, the Company recognized $379 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the year ended December 31, 2013, the Company recognized $453 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At December 31, 2015 and 2014, there were $1.2 million and $30 thousand, respectively, in loans past due 90 days or more and accruing interest. These loans are secured and considered fully collectible at December 31, 2015 and 2014. At December 31, 2015, we had a $1.1 million relationship that fell 90 days past due that remained accruing based on a pending sale of collateral and strong loan-to-value. The sale of this collateral however fell through in January 2016 and the loan was subsequently placed on nonaccrual. The recorded investment in nonaccrual loans at December 31, 2015 and 2014 follows:

	2015	2014
Commercial:
Commercial and industrial	$97	$329
CRE - owner-occupied	1,266	1,616
CRE - investor income producing	318	680
AC&D - lots, land, & development	6	7
Total commercial loans	1,687	2,632
Consumer:
Residential mortgage	1,333	1,549
HELOC	762	1,022
Residential construction	467	341
Other loans to individuals	77	41
Total consumer loans	2,639	2,953
Total nonaccrual loans	$4,326	$5,585

Interest income included in the results of operations for 2015, 2014 and 2013, with respect to loans that subsequently went to nonaccrual, totaled $78 thousand, $158 thousand and $310 thousand, respectively. If interest on these loans had been accrued in accordance with their original terms, interest income would have increased by $1.0 million, $1.1 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $121.0 million and a carrying value of $94.9 million at December 31, 2015. PCI loans had an unpaid principal balance of $165.7 million and a carrying value of $133.2 million at December 31, 2014. PCI loans represented 3.8% and 5.6% of total assets at December 31, 2015 and 2014, respectively. Determining the fair value of the PCI loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired companies.

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

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2015, 2014 and 2013 follows.

Accretable yield table

	2015	2014

Accretable yield, beginning of year	$40,540	$39,249
Addition from the Provident Community acquisition	-	5,589
Interest income	(12,603)	(15,766)
Reclassification of nonaccretable difference due to improvement in expected cash flows	4,258	9,886
Other changes, net	314	1,582
Accretable yield, end of year	$32,509	$40,540

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

The Company allocated $192 thousand and $373 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of December 31, 2015 and December 31, 2014. As of December 31, 2015, the Company had 14 TDR loans totaling $3.3 million, of which $466 thousand are nonaccrual loans. As of December 31, 2014, the Company had 18 TDR loans totaling $4.1 million, of which $841 thousand are nonaccrual loans.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table presents a breakdown of the types of concessions made by loan class during the twelve-month period ended December 31, 2015 and 2014:

	Year ended December 31, 2015			Year ended December 31, 2014
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
AC&D- lots, land & development	-	$-	$-	1	$184	$184
Total	-	-	-	1	184	184

Extended payment terms:
Commercial and industrial	1	15	15	1	10	10
CRE- owner occupied	1	206	206	-	-	-
CRE- investor income producing	1	84	84	-	-	-
Other commercial	-	-	-	1	143	143
Residential mortgage	1	12	12	1	657	657
HELOC	-	-	-	1	174	174
Total	4	317	317	4	984	984

Total	4	$317	$317	5	$1,168	$1,168

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given.  These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest.  The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans.  TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs.  TDRs having a book balance of less than $150,000, along with other impaired loans of similar size, are measured in a pooled approach utilizing loss given default and probability of default parameters.  TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms, which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit.   As of December 31, 2015, the Company has one commercial TDR with a reduced interest rate and seven commercial TDRs where an extension of maturities was granted. All commercial TDRs are paying according to the terms of the modification as of December 31, 2015.

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given.  These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms.  The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification.  TDRs like other impaired loans are measured based on discounted cash flows or collateral value, less anticipated selling costs, of the modified loan using pre-modified interest rates.  As of December 31, 2015, the Company has four consumer TDRs where an extension of maturities was granted and two consumer TDRs with a reduced interest rates.  All consumer TDRs are paying according to the terms of the modification as of December 31, 2015.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table presents loans modified as TDRs within the twelve months ended December 31, 2015 and 2014, and for which there was a payment default during the twelve months ended December 31, 2015 and 2014:

	Twelve months ended December 31, 2015		Twelve months ended December 31, 2014

	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms:
CRE- investor income producing	1	$84	-	$-
Residential mortgage	1	12	-	-
Residential construction	-	-	1	173
	2	96	1	173

Total	2	$96	1	$173

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31, 2015
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	$-	2	$221	2	$96
Total	-	$-	2	$221	2	$96

	Twelve Months Ended December 31, 2014
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$222	-	$-
Extended payment terms	-	-	3	970	2	338
Total	-	$-	4	$1,192	2	$338

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

Loans to Directors, Executive Officers and Their Related Interests

	2015	2014
Balance, beginning of year	$14,040	$17,247
Disbursements	4,187	2,369
Repayments	(3,823)	(5,576)
Balance, end of year	$14,404	$14,040

At December 31, 2015, the Company had pre-approved but unused lines of credit totaling $2.9 million to related parties.

NOTE 6 –FDIC LOSS SHARE AGREEMENTS

In connection with the Citizens South acquisition, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $17.7 million and $42.3 million of covered loans as of December 31, 2015 and 2014, respectively, and $1.2 million and $3.0 million of covered OREO as of December 31, 2015 and 2014, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, five years for losses on all other loans and eight years for recoveries on all other loans. The agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans and $812,000 associated with non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolios. Therefore, after March 31, 2015, the Company bears all future losses on that portfolio of loans and foreclosed properties. At December 31, 2015 and 2014, the Bank recorded an estimated receivable from the FDIC in the amount of $551 thousand and $3.0 million, respectively, related to the Bank of Hiawassee loss share agreement.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At December 31, 2015 and 2014, the Bank recorded an estimated receivable from the FDIC in the amount of $392 thousand and $1.0 million, respectively, related to these loss share agreements.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table provides changes in the estimated receivable from the FDIC during 2015 and 2014:

FDIC Loss Share Receivable

	2015	2014

Balance, beginning of period	$3,964	$10,025
Increase (decrease) in expected losses on loans	52	(278)
Additional losses to OREO	(75)	96
Reimbursable expenses (income)	(291)	974
Amortization discounts and premiums, net	(705)	(3,203)
Reimbursements from the FDIC	(2,002)	(3,650)
Balance, end of period	$943	$3,964

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At December 31, 2015 and 2014, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $925 thousand and $3.8 million, respectively. Included in the estimated receivable above is a component of amortization which will be recognized over the life of the agreement, with increases or decreases based on estimated performance of the underlying loans.

In relation to the FDIC indemnification asset is an expected "true-up" with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At December 31, 2015 and 2014, the “true-up” amount was estimated to be approximately $5.7 million and $5.4 million, respectively, at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 7 - OTHER REAL ESTATE OWNED

The Company owned $5.5 million and $12.0 million in total OREO at December 31, 2015 and 2014, respectively. The portion of OREO covered under the loss share agreements with the FDIC at December 31, 2015 and 2014 totaled $1.2 million and $3.0 million, respectively. The Company’s loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $812,000 associated with the Bank of Hiawassee non-single family foreclosed assets was transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company bears all future losses on that portfolio of foreclosed properties.

Transactions in OREO for the years ended December 31, 2015 and 2014 are summarized below:

Non-Covered OREO	2015	2014

Beginning balance	$8,979	$9,404
Additions	5,128	2,821
Transfers from covered to non-covered	812	-
Acquired through merger	-	2,964
Sales	(10,017)	(5,774)
Writedowns	(691)	(436)
Ending balance	$4,211	$8,979

Covered OREO	2015	2014

Beginning balance	$3,011	$5,088
Additions	1,293	5,985
Transfers from covered to non-covered	(812)	-
Sales	(2,249)	(7,894)
Writedowns	(3)	(168)
Ending balance	$1,240	$3,011

As of December 31, 2015, the Company has $1.2 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

NOTE 8 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31:

	2015	2014
Buildings	$35,542	$37,098
Land	16,174	17,154
Furniture and equipment	11,030	9,315
Leasehold improvements	2,527	1,448
Fixed assets in process	450	815
Premises and equipment	65,723	65,830
Accumulated depreciation	(10,065)	(6,583)
Premises and equipment, net	$55,658	$59,247

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 amounted to $4.3 million, $3.9 million and $3.4 million, respectively. These amounts are included in the occupancy and equipment line item in the Consolidated Statements of Income.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

In accordance with GAAP, the Company does not amortize goodwill. However, core deposit intangible assets are amortized over the estimated life of the asset. At December 31, 2015 and 2014, intangible assets consisted of core deposit premiums, net of accumulated amortization, and amounted to $9.6 million and $11.0 million, respectively. Amortization expense related to the core deposit premium was $1.4 million, $1.3 million, and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization of core deposit intangible assets is computed using the straight-line method over an amortization period of ten years. Estimated amortization expense for the years ending December 31 is as follows (dollars in thousand):

2016	$1,389
2017	1,389
2018	1,389
2019	1,389
2020	1,389
2021 and thereafter	2,596
$9,541

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. The Company evaluated the carrying value of goodwill as of October 1, 2015, its annual test date, and determined that no impairment charge was necessary. Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the October 1, 2015 evaluation that caused the Company to perform an interim review of the carrying value of goodwill. The following table presents a rollforward of goodwill by acquired bank:

	Community	Citizens	Provident
	Capital	South	Community	Total

Goodwill balance, December 31, 2013	$622	$25,835	$-	$26,457
Additions	-	-	2,783	2,783
Goodwill balance, December 31, 2014	622	25,835	2,783	29,240
Adjustments	-	-	(43)	(43)
Goodwill balance, December 31, 2015	$622	$25,835	$2,740	$29,197

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 10 – DEPOSITS

The following is a summary of deposits at December 31:

	2015	2014
Noninterest bearing demand deposits	$350,836	$321,019
Interest-bearing demand deposits	407,204	405,012
Money market deposits	500,569	435,922
Savings	89,271	83,820
Brokered deposits	128,390	141,771
Certificates of deposit and other time deposits	476,392	463,810
Total deposits	$1,952,662	$1,851,354

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2015, and 2014, were $228.5 million and $198.1 million, respectively. In July 2010, the Dodd-Frank Act permanently increased the insurance limit on deposit accounts from $100,000 to $250,000. At December 31, 2015 and 2014, the Company had $73.1 million and $50.9 million in time deposits greater than $250,000, respectively.

At December 31, 2015, the scheduled maturities of time deposits, which include brokered certificates of deposit, certificates of deposit and other time deposits are as follows:

	Less Than	$100
	$100	Thousand
	Thousand	or More	Total

2016	$229,768	$151,339	$381,107
2017	57,269	50,570	107,839
2018	16,354	14,429	30,783
2019	5,137	4,292	9,429
2020 and greater	2,799	7,823	10,622
Total time deposits	$311,327	$228,453	$539,780

Interest expense on time deposits totaled $3.2 million, $3.1 million and $2.5 million in the years ended December 31, 2015, 2014 and 2013, respectively.

From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits at December 31, 2015 was $11.5 million.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 11 – BORROWINGS

Borrowings outstanding at December 31, 2015 and 2014 consist of the following:

			2015		2014
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
FHLB Fixed Rate Credit	01/13/15	0.2100%	$-		$60,000
FHLB Fixed Rate Credit	01/21/15	0.2400%	-		65,000
FHLB Daily Rate Credit (1)	1/6/2016	0.4900%	10,000		-
FHLB Fixed Rate Credit	1/11/2016	0.3900%	80,000		-
FHLB Fixed Rate Credit	1/21/2016	0.3800%	40,000		-
FHLB Adjustable Rate Credit (2)	01/07/16	0.3532%	10,000		-
FHLB Adjustable Rate Credit (2)	01/07/16	0.3532%	10,000		-
FHLB Adjustable Rate Credit (3)	01/21/16	0.3567%	15,000		-
FHLB Fixed Rate Hybrid	09/26/16	1.9050%	5,000		-
FHLB Fixed Rate Hybrid	09/26/16	2.0675%	5,000		-
FHLB Fixed Rate Hybrid	09/26/16	2.2588%	5,000		-
FHLB Fixed Rate Hybrid	09/26/16	2.0250%	5,000		-
Total short-term borrowings			185,000	0.57%	125,000	0.23%

Long-term borrowings:
FHLB Adjustable Rate Credit (2)	01/07/16	0.2616%	-		10,000
FHLB Adjustable Rate Credit (2)	01/07/16	0.2616%	-		10,000
FHLB Fixed Rate Hybrid	09/26/16	1.9050%	-		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.0675%	-		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.2588%	-		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.0250%	-		5,000
FHLB Adjustable Rate Credit (3)	01/21/16	0.2714%	-		15,000
Total Federal Home Loan Bank			-	0.00%	55,000	0.92%
Junior subordinated debt	06/15/36	2.0620%	6,371		6,179
Junior subordinated debt	12/15/35	2.0820%	9,743		9,456
Junior subordinated debt	10/01/36	2.0655%	2,724		2,658
Junior subordinated debt	03/01/37	2.1542%	5,424		5,290
Senior unsecured term loan	12/18/22	4.7500%	30,000		-
Total long-term borrowings			54,262	3.56%	78,583	1.20%
Total borrowings			$239,262		$203,583

(1)	Adjustable rate based on three-month LIBOR plus 11 basis points.
(2)	Adjustable rate based on three-month LIBOR plus 3 basis points.
(3)	Adjustable rate based on three-month LIBOR plus 4 basis points.

At December 31, 2015, the Company had an additional $301.6 million of credit available from the FHLB, $206.4 million of credit available from the Federal Reserve Discount Window, and $70.0 million of credit available from correspondent banks.

FHLB borrowing agreements provide for lines of credit up to 20% of the Bank’s assets. The FHLB borrowings are collateralized by a blanket pledge arrangement on all residential first mortgage loans, HELOCs and loans secured by multi-family real estate that the Bank owns. At December 31, 2015, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $693.0 million.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

As a result of its mergers, the Company’s capital structure includes trust preferred securities previously issued by the predecessor companies through specially formed trusts. The combined total amount outstanding of the acquired trusts as of December 31, 2015 and December 31, 2014 was $38.1 million ($24.3 million, net of mark to market) and $38.1 million ($23.6 million, net of mark to market), respectively.

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

In December 2015, the parent company entered into a $30.0 million senior unsecured term loan that matures on December 18, 2022 and has a fixed coupon rate of 4.75% per annum. The loan may be prepaid by the parent company at any time, subject to payment of a “yield maintenance amount” as described in the loan agreement. The loan agreement contains customary representations, warranties, covenants and events of default. At December 31, 2015, the outstanding loan balance was $30.0 million.

NOTE 12 – INCOME TAXES

Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of a deferred tax asset (“DTA”) and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, the Company records a DTA when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.

The significant components of the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current tax provision:
Federal	$445	$655	$(1,248)
State	211	195	147
Total current tax provision	656	850	(1,101)
Deferred tax provision:
Federal	5,755	4,646	7,468
State	1,731	562	992
Total deferred tax provision	7,486	5,208	8,460

Net provision for income taxes	$8,142	$6,058	$7,359

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended December 31, 2015, 2014 and 2013 are summarized below:

	2015	2014	2013

Tax at the statutory federal rate	$8,662	$6,631	$7,706
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	1,262	493	751
Nondeductible merger expenses	-	72	6
Tax exempt income	(1,332)	(1,299)	(1,008)
Other permanent differences	(450)	161	(96)
Provision for income taxes	$8,142	$6,058	$7,359

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred tax assets relating to:
Allowance for loan losses	$3,241	$2,990
Unrealized loss on transferred securities	631	766
Net unrealized losses on cash flow hedges	1,426	909
Fair market value adjustments related to mergers	8,703	10,362
Stock option expense	2,818	2,754
Pre-opening costs and expenses	204	242
Other real estate writedowns	1,875	4,270
Deferred compensation	3,625	3,730
AMT credit carry forward	2,576	1,728
Net operating loss carry forwards	5,163	11,539
FDIC acquisitions	5,827	3,261
Accrued incentive compensation	777	795
Other	2,047	3,007
Total deferred tax assets	38,913	46,353
Deferred tax liabilities relating to:
Core deposit intangible	(3,537)	(4,086)
Net unrealized gains on securities	(334)	(786)
Property and equipment	(2,488)	(2,644)
Deferred loan costs	(2,590)	(2,127)
Prepaid expenses	(405)	(446)
Other	(588)	(568)
Total deferred tax liabilities	(9,942)	(10,657)
Net recorded deferred tax asset	$28,971	$35,696

As of December 31, 2015 and December 31, 2014, the Company had a net DTA in the amount of approximately $29.0 million and $35.6 million, respectively. The decrease is primarily the result of $16.6 million in earnings during 2015 which were offset by net operating losses carried forward from prior years. The Company adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted on July 23, 2013. Effective January 1, 2015, the North Carolina corporate income tax rate was reduced to 5% and effective January 1, 2016, the tax rate will be reduced to 4%. The lower North Carolina corporate income tax rate did not have a material impact to either the deferred tax asset or income tax expense for the years ended December 31, 2015 and 2014.

The Company evaluates the carrying amount of the DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined that as of December 31, 2015 and December 31, 2014 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either December 31, 2015 or December 31, 2014.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The Company had a federal net operating loss carryforward of $27.2 million and $28.5 million for the years ended December 31, 2015 and 2014, respectively, which expire in varying amounts through 2031. As a result of several acquisitions since 2011, Section 382 of the Internal Revenue Code (“Section 382”) places an annual limitation on the amount of federal net operating loss carryforwards the Company may utilize. Additionally, Section 382 limits the Company’s ability to utilize certain tax deductions such as realized built in losses (“RBIL”) due to the existence of net unrealized built-in losses (“NUBIL”) at the time of the change in control. The Company is allowed to carryforward any such RBIL under terms similar to those related to net operating losses. The Company expects all Section 382 limited carryforwards to be realized within the acceptable carryforward period.

The Company had state net operating loss carryforwards of $10.4 million and $41.6 million for the years ended December 31, 2015 and 2014, respectively, which expire in varying amounts through 2026.

As of December 31, 2015 and 2014, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of noninterest expense.

With a few exceptions, federal and state tax returns for 2010 and subsequent tax years remain subject to examination by taxing authorities as of December 31, 2015.

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

The Bank’s mortgage banking division qualifies as a HUD-approved Title II Supervised Mortgagee and issues mortgages insured by the US Department of Housing and Urban Development (“HUD”). A Title II supervised mortgagee must maintain an adjusted net worth equal to a minimum of $1 million, plus 1% of FHA originations in excess of $25 million, up to a maximum of $2.5 million. Possible penalties related to noncompliance with this minimum net worth requirement include the revocation of the Bank’s license to issue HUD-insured mortgages, which may have a material adverse affect on the Company’s financial condition and results of operations. For the years ended December 31, 2015 and 2014, the Bank satisfied the requirement of maintaining $1 million in adjusted net worth.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of different components of capital to risk-weighted assets and average assets. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. In particular, deferred tax assets that are dependent on future taxable income do not qualify for inclusion as core capital based on the capital guidelines of the primary federal supervisory agencies for the Bank and the Company. Based on the capital guidelines in effect on December 31, 2015, the disallowed portion of deferred tax assets at December 31, 2015 was $6.8 million for the Company and $6.8 million for the Bank. The disallowed portion of deferred tax assets at December 31, 2014 was $27.7 million for the Company and $30.2 million for the Bank, based on the capital guidelines in effect at that time.

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

Effective January 1, 2015, the Company and Bank are subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. Under the new capital guidelines, applicable regulatory capital components consist of (1) common equity Tier 1 capital (common stock, including related surplus, and retained earnings, plus limited amounts of minority interest in the form of common stock, net of goodwill and other intangibles (other than mortgage servicing assets), deferred tax assets arising from net operating loss and tax credit carry forwards above certain levels, mortgage servicing rights above certain levels, gain on sale of securitization exposures and certain investments in the capital of unconsolidated financial institutions, and adjusted by unrealized gains or losses on cash flow hedges and accumulated other comprehensive income items (subject to the ability of a non-advanced approaches institution to make a one-time irrevocable election to exclude from regulatory capital most components of AOCI)), (2) additional Tier 1 capital (qualifying non-cumulative perpetual preferred stock, including related surplus, plus qualifying Tier 1 minority interest and, in the case of holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain grandfathered trust preferred securities and cumulative perpetual preferred stock in limited amounts, net of mortgage servicing rights, deferred tax assets related to temporary timing differences, and certain investments in financial institutions) and (3) Tier 2 capital (the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions). Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital. The required minimum ratios are as follows:

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

At December 31, 2015, under the new regulations in effect on January 1, 2015, both the Company and the Bank were “well capitalized”. As permitted for regulated institutions that are not designated as ”advanced approach” banking organizations (those with assets greater than $250 billion or with foreign exposures greater than $10 billion), the Company made a one-time, permanent election to opt out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. At December 31, 2014, the Company and the Bank were “well capitalized” under the standards in effect at that time. Actual and required capital levels at December 31, 2015 and 2014 are presented below:

	Capital Ratios at December 31, 2015

	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$268,354	13.86%	$154,840	8.00%	$203,228	10.50%	$193,550	10.00%
Tier 1 capital (to risk-weighted assets)	259,290	13.40%	116,130	6.00%	164,518	8.50%	154,840	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	259,290	13.40%	87,098	4.50%	135,485	7.00%	125,808	6.50%
Tier 1 capital (to average assets)	259,290	10.66%	97,255	4.00%	97,255	4.00%	121,568	5.00%
Risk Weighted Assets	1,935,503
Average Assets for Tier 1	2,431,369

The Company
Total capital (to risk-weighted assets)	$277,669	14.30%	$155,334	8.00%	$203,877	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	268,605	13.83%	116,501	6.00%	165,043	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	251,807	12.97%	87,376	4.50%	135,918	7.00%	N/A	N/A
Tier 1 capital (to average assets)	268,605	11.00%	97,672	4.00%	97,672	4.00%	N/A	N/A
Risk Weighted Assets	1,941,681
Average Assets for Tier 1	2,441,811

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. At December 31, 2015 and 2014, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

         On November 2, 2012, the Company announced a common stock repurchase program for up to 2.2 million shares. The original repurchase plan was in effect until November 1, 2014. On October 29, 2014, the Company’s board of directors approved a new share repurchase program. This plan is in effect for two years and permits the Company to effect the repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and other derivative transactions. The specific timing and amount of repurchases depend on general market conditions, the trading of stock, regulatory, legal, and contractual requirements and the Company’s financial performance. During 2015, the Company repurchased 201,651 shares of Common Stock in open market transactions under the repurchase program at an average price of $6.69 per share, and during 2014 the Company repurchased 136,743 common shares, at an average price of $6.56 per share, in each case in open market transactions under the repurchase program.

         The Company must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after is "well capitalized"; (ii) is “well managed”; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the NC Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends or repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank.

Under the laws of the State of North Carolina, provided the Bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of the Bank may declare such distributions out of undivided profits as the directors deem proper. As noted above, the Bank would also be prohibited from declaring any dividend the payment of which would result in the Bank becoming undercapitalized. Finally, an undercapitalized institution is generally prohibited from paying dividends to its shareholders.

As part of Citizens South’s Plan of Conversion and Reorganization in May 2002, it established a memo liquidation account in an amount equal to its equity at the time of the conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Citizens South Bank after the conversion. In accordance with the memo liquidation account, in the event of a complete liquidation of Citizens South Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. In connection with the Citizens South merger and the subsequent merger of Citizens South Bank into the Bank, the Bank assumed this memo liquidation account. This liquidation account is reviewed and adjusted annually. The value of the liquidation account was $6.6 million at December 31, 2015 and $7.6 million at December 31, 2014.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 14 – LEASES

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

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

2016	$2,147
2017	2,096
2018	1,952
2019	1,830
2020	1,777
Thereafter	5,772
Total	$15,574

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $2.2 million, $2.8 million and $1.3 million, respectively.

NOTE 15 – OFF-BALANCE SHEET RISK

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of these commitments is immaterial at December 31, 2015 and 2014.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2015 is as follows:

Contractual
Amount
Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$514,813
Standby letters of credit	9,124
Commercial letters of credit	267

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain derivative instruments, including interest rate floors, swaps and foreign exchange contracts to meet the needs of its customers while managing the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		December 31, 2015			December 31, 2014

			Estimated Fair Value			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:	Other assets and other liabilities
Pay fixed swaps with counterparty		$70,000	$-	$3,788	$70,000	$-	$2,414

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liablities	23,118	-	344	24,792	-	440

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets	97,571	3,174	-	35,289	1,154	-
Matched interest rate swaps with counterparty	Other liabilities	97,571	-	3,174	35,289	-	1,154
Matched foreign exchange contract with borrower	Other assets	662	19	-	-	-	-
Matched foreign exchange contract with counterparty	Other liabilities	662	-	19	-	-	-
		196,466	3,193	3,193	70,578	1,154	1,154

Total derivatives		$289,584	$3,193	$7,325	$165,370	$1,154	$4,008

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(1.4) million and $(939) thousand at December 31, 2015 and December 31, 2014, respectively, and is included in other liabilities.

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. These derivative instruments are carried at a fair market value of $(2.4) million and $(1.5) million at December 31, 2015 and December 31, 2014, respectively, and are included in other liabilities. In January 2016, the $25.0 million two-year forward starting swap was terminated, resulting in a $1.9 million breakage fee. This breakage fee will be amortized into interest expense over the remaining life of the underlying instruments of approximately 60 months.

At December 31, 2015, the Company had loan swaps, with an aggregate notional amount of $23.1 million, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate. At December 31, 2014, the Company had loan swaps, with an aggregate notional amount of $26.1 million, accounted for as fair value hedges.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

To meet the needs of the Company’s customers, at December 31, 2015 the Company had interest rate swap agreements in place to convert certain fixed-rate receivables to floating rates. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had a notional amount of $97.6 million at December 31, 2015 representing the amount of fixed-rate receivables outstanding and variable rate liabilities outstanding, and are included in other assets and other liabilities at their fair values of $2.9 million. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

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

In 2015, the Company entered into foreign exchange contracts to convert Euros to U.S. Dollars on behalf of the Company’s customers. To offset this foreign exchange risk, the Company has entered into substantially identical agreements with a third party to hedge these foreign exchange contracts. The contracts are used to offset exposure to foreign currency risk associated with non-U.S. dollar transactions. The foreign exchange contracts had a notional amount of $662 thousand at December 31, 2015 representing the amount of contracts outstanding in U.S. dollars, and are included in other assets and other liabilities at their fair value of $19 thousand. All changes in fair value are recorded as other noninterest income and other noninterest expense.

The following table details the location and amounts recognized in the Consolidated Statements of Income and Statement of Comprehensive Income:

	Effective Portion
	Pre-tax Gain (Loss) Recognized in OCI			Location of Amounts Reclassified	Pre-tax Gain (Loss) Reclassified from AOCI into Income
	2015	2014	2013	from AOCI into Income	2015	2014	2013

Cash flow hedges:
Interest rate contracts	$(1,788)	$(3,381)	$545	Total interest expense	$414	$422	$-

		Pre-tax Gain (Loss)
	Location of Amounts	Recognized in Income
	Recognized in Income	2015	2014	2013
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(399)	$(261)	$(175)

Not designated as hedges:
Client-related interest rate contracts	Other income	$(134)	$(78)	$-
		$(533)	$(339)	$(175)

As a result of the unfavorable position of outstanding swap instruments at December 31, 2015 and December 31, 2014, the Company posted collateral of approximately $10.5 million and $6.7 million, respectively, with the related counterparties.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	December 31, 2015			December 31, 2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$(1,150)	$(435)	$(715)	$10,464	$3,893	$6,571
Change in net unrealized loss on securities transferred to held to maturity	356	$139	217	(2,055)	(773)	(1,282)
Reclassification adjustment for net gains recognized in net income	(54)	(20)	(34)	(180)	(67)	(113)
Total securities available for sale and transferred securities	(848)	(316)	(532)	8,229	3,053	5,176

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(1,788)	(674)	(1,114)	(3,381)	(1,269)	(2,112)
Reclassification adjustment for interest payments	414	156	258	422	159	263
Total derivatives	(1,374)	(518)	(856)	(2,959)	(1,110)	(1,849)

Total other comprehensive income (loss)	$(2,222)	$(834)	$(1,388)	$5,270	$1,943	$3,327

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$1,313	$(1,282)	$(1,506)	$(1,475)
Other comprehensive income (loss) before reclassifications	(498)	-	(1,114)	(1,613)
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	-	258	225
Transfer of securities from available for sale to held to maturity	(217)	217	-	-
Net other comprehensive income (loss) during the period	(749)	217	(856)	(1,388)
Balance, December 31, 2015	$564	$(1,065)	$(2,362)	$(2,863)

Balance, January 1, 2014	$(5,145)	$-	$343	$(4,802)
Other comprehensive income (loss) before reclassifications	5,289	-	(2,112)	3,177
Amounts reclassified from accumulated other comprehensive income (loss)	(113)	-	263	150
Transfer of securities from available for sale to held to maturity	1,282	(1,282)	-	-
Net other comprehensive income (loss) during the period	6,458	(1,282)	(1,849)	3,327
Balance, December 31, 2014	$1,313	$(1,282)	$(1,506)	$(1,475)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Junior Subordinated Debentures – The fair value of fixed rate subordinated debentures is estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can reprice frequently.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31:

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2015:
Financial assets:
Cash and cash equivalents	$70,526	$70,526	$70,526	$-	$-
Investment securities available-for-sale	384,934	384,934		383,434	1,500
Investment securities held-to-maturity	106,458	107,629	-	107,629	-
Nonmarketable equity securities	11,366	11,366	-	11,366	-
Loans held for sale	4,943	4,943	-	4,943	-
Loans, net of allowance	1,732,751	1,674,081	-	32,117	1,641,964
FDIC indemnification asset	943	925	-	-	925
Accrued interest receivable	5,082	5,082	-	5,082	-
Derivative instruments	3,193	3,193	-	3,193	-

Financial liabilities:
Deposits with no stated maturity	1,412,882	1,412,882	-	1,412,882	-
Deposits with stated maturities	539,780	541,823	-	541,823	-
Borrowings	239,262	239,159	-	239,159	-
Accrued interest payable	515	515	-	515	-
Derivative instruments	7,325	7,325	-	7,325	-

December 31, 2014:
Financial assets:
Cash and cash equivalents	$51,390	$51,390	$51,390	$-	$-
Investment securities available-for-sale	375,683	375,683	1,712	372,401	1,570
Investment securities held-to-maturity	115,741	117,627	-	117,627	-
Nonmarketable equity securities	11,532	11,532	-	11,532	-
Loans held for sale	11,602	11,602	-	11,602	-
Loans, net of allowance	1,572,431	1,514,294	-	28,800	1,485,494
FDIC indemnification asset	3,964	3,802	-	-	3,802
Accrued interest receivable	4,467	4,467	-	4,467	-

Financial liabilities:
Deposits with no stated maturity	1,309,973	1,309,973	-	1,309,973	-
Deposits with stated maturities	541,381	543,728	-	543,728	-
Borrowings	203,583	203,207	-	203,207	-
Accrued interest payable	398	398	-	398	-
Derivative instruments	4,008	4,008	-	4,008	-

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

Derivative Instruments - Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of December 31, 2015, the Company’s derivative instruments consist of interest rate swaps, swap fair value hedges and foreign exchange contracts. As of December 31, 2014, the Company’s derivative instruments consist of interest rate swaps and swap fair value hedges.

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

The Company recorded loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2015 and 2014:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Assets/
	Identical Assets	Observable Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

2015 recurring
U.S. Government agencies	$-	$514	$-	$514
Municipal securities	-	14,796	-	14,796
Residential agency pass-through securities	-	131,460	-	131,460
Residential collateralized mortgage obligations	-	151,631	-	151,631
Commercial mortgage-backed obligations	-	4,756	-	4,756
Asset-backed securities	-	79,120	-	79,120
Corporate and other securities	-	-	1,500	1,500
All other equity securities	1,157	-	-	1,157
Fair value loans	-	32,117	-	32,117
Derivative instruments	-	(4,132)	-	(4,132)

2014 recurring
U.S. Government agencies	$-	$537	$-	$537
Municipal securities	-	12,851	-	12,851
Residential agency pass-through securities	-	147,015	-	147,015
Residential collateralized mortgage obligations	-	144,080	-	144,080
Commercial mortgage-backed obligations	-	4,868	-	4,868
Asset-backed securities	-	61,050	-	61,050
Corporate and other securities	-	2,000	1,570	3,570
All other equity securities	1,712	-	-	1,712
Fair value loans	-	28,800	-	28,800
Derivative instruments	-	(2,854)	-	(2,854)

Securities measured on a Level 3 recurring basis at December 31, 2015 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market. There were no transfers between valuation levels for any accounts for the years ended December 31, 2015 and 2014. If different valuation techniques are deemed necessary, the transfers will be considered to occur at the end of the period that the accounts are valued.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.

Securities
Available
For Sale

Fair value, January 1, 2013	$415
Transfer out of level 3	(415)
Fair value, December 31, 2013	-
Security acquired from Provident Community	1,435
Change in unrealized gain recognized in other comprehensive income	135
Fair value, December 31, 2014	1,570
Change in unrealized gain recognized in other comprehensive income	(70)
Fair value, December 31, 2015	$1,500

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

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at December 31, 2015 and 2014:

Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

December 31, 2015
OREO	$-	$-	$5,451	$5,451
Impaired loans:
Commercial and industrial	-	-	-	-
CRE - owner-occupied	-	-	-	-
CRE - investor income producing	-	-	365	365
AC&D - lots, land, & development	-	-	-	-
Other commercial	-	-	-	-
Residential mortgage	-	-	725	725
HELOC	-	-	-	-
Residential construction	-	-	251	251
Other loans to individuals	-	-	-	-

December 31, 2014
OREO	$-	$-	$7,408	$7,408
Impaired loans:
Commercial and industrial	-	-	208	208
CRE - owner-occupied	-	-	56	56
CRE - investor income producing	-	-	353	353
AC&D - lots, land, & development	-	-	-	-
Other commercial	-	-	148	148
Residential mortgage	-	-	954	954
HELOC	-	-	570	570
Residential construction	-	-	357	357
Other loans to individuals	-	-	78	78

The following table presents the decrease in value of OREO, which is measured at fair value on a nonrecurring basis, for which a fair value adjustment has been included in the income statement. These items represent write-downs of OREO based on the appraised value of collateral.

	December 31,
	2015	2014

OREO	$(694)	$(604)

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is incurred in earnings. During the year ended December 31, 2015, OREO with a carrying value of $6.1 million was written down by $694 thousand to $5.4 million. During the year ended December 31, 2014, OREO with a carrying value of $8.1 million was written down by $604 thousand to $7.4 million.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2015.

							Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Average Discount

OREO	$5,451	Appraisals	Discount to reflect current market conditions	0%	-	59%	2.15%

Impaired loans	1,341	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	100%	24.45%

	$6,792

NOTE 19 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

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

The Company has inherited from its mergers a number of individual deferred compensation and supplemental retirement agreements with certain employees, former employees and former directors who were previously officers or directors of the predecessor company that provide for salary continuation benefits upon retirement. These individual agreements also provide for benefits in the event of early retirement, death or substantial change in control of the Company. The expense associated with these plans was $421 thousand, $431 thousand and $460 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. The total liability associated with these assumed supplemental retirement plans was $8.1 million and $8.3 million as of December 31, 2015 and 2014, respectively.

To assist funding the above liabilities, the acquired entities had insured the lives of certain current and former directors and officers. Earnings on those policies are used to offset employee benefit expenses. The Company also purchased and owns Bank-Owned Life Insurance (“BOLI”) policies on certain key officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the President and the Chief Risk Officer. The Company is the current owner and beneficiary of the policies and has the right to exercise all incidents of ownership. Cash surrender values of BOLI policies, including BOLI policies acquired in mergers, at December 31, 2015 and 2014 were $58.6 million and $57.7 million, respectively. In 2015, the Company received $1.6 million in death proceeds from three policies, resulting in $737 thousand of additional noninterest income. In 2014, the Company received $1.1 million in death proceeds from two policies, resulting in $651 thousand of additional noninterest income. There were no death proceeds received in 2013.

Certain BOLI policies acquired through mergers are subject to split dollar arrangements, wherein under separate agreement with the insured party, the insured party has the right to designate a beneficiary for an amount equal to 50 percent of the difference between the total policy death proceeds and the policy cash surrender value at the date of the employee’s death up to $100,000. For these split dollar arrangements, once vested in the benefit, the insured party has the right to continue to designate a beneficiary after retirement from the Company. As a result, the Company has recognized a liability as the split dollar arrangement effectively provides a post-employment retirement benefit after separation of service from the Company. The liability accrued for split dollar agreements that provide a post-retirement benefit at December 31, 2015 and 2014 was $2.1 million and $2.0 million, respectively. The expense associated with these split dollar arrangements was $53 thousand, $304 thousand and $61 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

During 2013, the Company implemented a deferred compensation plan whereby certain employees and directors are given the option to defer compensation until retirement or separation of employment. Interest is accrued on the balances at the Wall Street Journal prime rate, 3.50% at December 31, 2015, with a floor of at least 0.50%.. The expense associated with this plan was $26 thousand, $23 thousand and $5 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. The total liability accrued for the deferred compensation plan was $1.4 million and $871 thousand at December 31, 2015 and 2014, respectively.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Retirement Savings - The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees subject to certain minimum age and service requirements. Under this plan, the Company matches 100% of employee contributions to a maximum of 3% of annual compensation and 50% of employee contributions greater than 3% to a maximum of 6% of annual compensation, up to an annual compensation generally equal to the Internal Revenue Service’s compensation threshold in effect from time to time. At December 31, 2014, the Company’s profit sharing and 401(k) plan owned 88,411 shares of the Company’s Common Stock as a result of an investment election allowed under the Community Capital 401(k) savings plan, which has been merged into the Company’s plan. The Company no longer offers the Company’s Common Stock as an investment option in its 401(k) plan and all Company stock has been liquidated from the Company’s 401(k) plan.

The Company’s contribution expense under the profit sharing and 401(k) plan was $1.2 million, $1.1 million and $912 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Share Based Plans - The Company maintains share-based plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved, the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Plans”), which provided for an aggregate of 1,859,550 shares of Common Stock reserved for the granting of options. The 2010 Plans were substantially similar to the 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of shares of Common Stock reserved for options. Upon effectiveness of the holding company reorganization on January 1, 2011, the Company assumed all outstanding options under the 2010 Plans and the 2006 plans, and the Company’s Common Stock was substituted as the stock issuable upon the exercise of options under these plans. As a result, there will be no further awards under the 2010 Plans. At December 31, 2015, there were options to purchase 1,868,122 shares of Common Stock outstanding under these plans.

Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees ( the “2010 LTIP”), which was effective upon the holding company reorganization and replaced the 2010 Plans. The 2010 LTIP provided for an aggregate of 1,016,400 of shares of Common Stock reserved for issuance to employees and directors in connection with stock options, restricted stock awards, and other stock-based awards. At December 31, 2015, there were options to purchase 108,340 shares of Common Stock and 652,165 unvested restricted stock awards outstanding under the 2010 LTIP. The 2010 LTIP was frozen upon effectiveness of the Company’s 2014 Long Term Incentive Plan (described below), and no future awards may be made thereunder.

In March 2014, the Board of Directors of the Company adopted and in May 2014 shareholders approved the Park Sterling Corporation 2014 Long-Term Incentive Plan for directors and employees (the “2014 LTIP”), which replaced the 2010 LTIP. An aggregate of 1,000,000 of shares of Common Stock, plus any shares subject to an award granted under the 2010 LTIP that was outstanding on March 26, 2014 that may expire, be forfeited or otherwise terminate unexercised, have been reserved for issuance to employees and directors under the 2014 LTIP in connection with stock options, restricted stock awards, and other stock-based awards. The 2014 LTIP will expire on May 23, 2024 and no awards may be made after that date. At December 31, 2015, there were 307,140 unvested restricted stock awards outstanding under the 2014 LTIP.

As a result of the Citizens South merger, at the effective date of the merger, the Company assumed the awards outstanding under the Citizens South Bank 1999 Stock Option Plan (the “1999 Citizens South Plan”) and the Citizens South Banking Corporation 2008 Equity Incentive Plan (the “2008 Citizens South Plan”), each of which has been renamed as a Park Sterling Corporation plan.

In addition, under the 2008 Citizens South Plan, the Company retained the right to grant future non-qualified stock options and, stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger. Stock options and SARS are evidenced by an award agreement that specifies, as applicable, the number of shares, date of grant, exercise price, vesting period and expiration date, and other information. Awards under the this plan have an exercise price at least equal to the fair market value of the Common Stock on the grant date, cannot be exercised more than 10 years after the grant date and generally expire or are forfeited upon termination of employment prior to the end of the award term, except in limited circumstances such as death, disability, retirement or change in control. The 2008 Citizens South Plan was frozen in May 2014 upon effectiveness of the 2014 LTIP, and as a result no future awards may be made under the plan. At December 31, 2015, there were options to purchase 117,713 shares of Common Stock outstanding under the 2008 Citizens South Plan.

The 1999 Citizens South Plan was frozen at the time of merger, and no future awards could be granted under this plan thereafter. At December 31, 2015, there were options to purchase 318 shares of Common Stock outstanding under the 1999 Citizens South Plan.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at December 31, 2015 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.43. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules which are generally three years. All unexercised options expire ten years after the date of the grant.

As contemplated during the Public Offering, in 2011 the Company awarded certain stock price performance-based restricted shares under the 2010 LTIP to officers and directors following the holding company reorganization. During 2013, 13,860 of these restricted shares were forfeited, and there were no forfeitures of these restricted shares during 2014 or 2015. At December 31, 2015, there were 554,400 stock price performance-based restricted shares outstanding, which will vest one-third each when the Company’s stock price per share reaches the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). These anti-dilutive restricted shares are issued (and thereby have voting rights), but are not included in earnings per share calculations until they vest (and thereby have economic rights).

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Activity in the Company’s share-based plans is summarized in the following tables:

	Outstanding Options
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Non-Vested	Exercise	Contractual	Intrinsic
	Outstanding	Price	Options	Price	Term (Years)	Value

At December 31, 2012	3,119,692	$7.84	550,192	$6.28	5.27	$102,762
Options granted	-	-	-	-
Exercised	(60,942)	5.09	-	-
Expired and forfeited	(833,199)	9.34	(1,667)	4.99
Options vested	-	-	(499,079)	6.39

At December 31, 2013	2,225,551	$7.35	49,446	$5.19	5.65	$1,471,095
Options granted	17,500	6.70	17,500	6.70
Options exercised	(54,199)	4.67	-	-
Expired and forfeited	(26,512)	9.07	(4,999)	4.46
Options vested	-	-	(42,780)	5.28

At December 31, 2014	2,162,340	$7.40	19,167	$6.39	4.69	$1,668,621
Options granted	-	-	-	-
Options exercised	(38,160)	4.90	-	-
Expired and forfeited	(29,687)	9.19	-	-
Options vested	-	-	(7,500)	6.33

At December 31, 2015	2,094,493	$7.43	11,667	$6.70	3.73	$1,518,937

Exercisable at December 31, 2015	2,082,826	$7.43			3.71

	Nonvested Restricted Shares
		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

At December 31, 2012	646,260	$4.01	$3,379,940
Restricted shares granted	174,000	5.70	1,242,360
Expired and forfeited	(23,860)	4.59	(170,360)
Restricted shares vested	(26,001)	4.75	(185,644)
Change in intrinsic value of stock price based performance grants	-	-	1,048,712
At December 31, 2013	770,399	$4.35	5,315,008

Restricted shares granted	238,613	6.53	1,753,806
Expired and forfeited	(7,250)	5.67	(53,287)
Restricted shares vested	(80,667)	5.40	(592,906)
Change in intrinsic value of stock price based performance grants	-	-	347,428
At December 31, 2014	921,095	$4.81	6,770,049

Restricted shares granted	220,100	6.72	1,555,287
Expired and forfeited	(26,852)	5.96	(1,134,881)
Restricted shares vested	(155,038)	6.40	(196,527)
Change in intrinsic value of stock price based performance grants	-	-	(27,633)
At December 31, 2015	959,305	$5.02	6,966,295

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

There were 17,500 options granted during 2014. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The average grant date fair value per share of options granted in 2014 was $6.70. There were no stock options granted during 2015 or 2013. Assumptions used for grants in 2014 were as follows:

Assumptions in Estimating Option Values

	2014
Weighted-average volatility	38.6%	-	39.0%
Expected dividend yield		1%
Risk-free interest rate		2.22%
Expected life (years)		7

The fair value of options vested was $20 thousand, $100 thousand and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

There were 220,100, 238,613 and 174,000 shares of restricted stock granted during 2015, 2014 and 2013, respectively. The average grant date fair value of restricted shares granted in 2015, 2014 and 2013 was $6.72, $6.53 and $5.70, respectively.

The Company recognized compensation expense for share based compensation plans of $1.2 million, $1.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, unrecognized compensation expense related to non-vested stock options of $20 thousand was expected to be recognized over a weighted-average period of 0.72 years and unrecognized compensation expense related to restricted shares of $1.8 million was expected to be recognized over a weighted-average period of 1.02 years. At December 31, 2014, unrecognized compensation expense related to non-vested stock options of $41 thousand was expected to be recognized over a weighted-average period of 1.07 years and unrecognized compensation expense related to restricted shares of $1.7 million was expected to be recognized over a weighted average period of 0.87 years.

NOTE 20 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

A summary of selected quarterly financial information for 2015 and 2014 follows:

	2015 Quarter Ended (unaudited)				2014 Quarter Ended (unaudited)
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total interest income	$22,240	$22,429	$22,458	$22,185	$22,348	$22,586	$21,157	$19,206
Total interest expense	2,263	2,067	1,842	1,759	1,792	1,854	2,078	1,931
Net interest income	19,977	20,362	20,616	20,426	20,556	20,732	19,079	17,275
Provision for loan losses	409	-	134	180	(420)	(484)	(365)	(17)
Net interest income after provision	19,568	20,362	20,482	20,246	20,976	21,216	19,444	17,292
Noninterest income	4,523	4,927	4,292	4,501	3,351	3,138	3,978	3,486
Noninterest expense	18,363	18,419	18,232	19,139	19,307	20,648	18,236	15,743
Income before taxes	5,728	6,870	6,542	5,608	5,020	3,706	5,186	5,035
Income tax expense	1,952	2,092	2,273	1,825	1,564	1,254	1,760	1,480
Net income	$3,776	$4,778	$4,269	$3,783	$3,456	$2,452	$3,426	$3,555

Basic earnings per common share	$0.09	$0.11	$0.10	$0.09	$0.08	$0.06	$0.08	$0.08
Diluted earnings per common share	$0.09	$0.11	$0.10	$0.09	$0.08	$0.06	$0.08	$0.08

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 21 – PARK STERLING CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Park Sterling Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Cash and due from banks	$31,447	$3,203
Investment securities available-for-sale, at fair value	11,486	12,851
Investment in banking subsidiary	298,037	284,473
Nonmarketable equity securities	1,146	1,146
Other assets	625	208

Total assets	$342,741	$301,881

LIABILITIES AND SHAREHOLDERS' EQUITY

Junior subordinated debt	$24,262	$23,583
Senior unsecured term loan	30,000	-
Accrued interest payable	102	75
Accrued expenses and other liabilities	3,673	3,118
Total liabilities	58,037	26,776

Shareholders' equity:
Common stock	$44,854	$44,860
Additional paid-in capital	222,596	222,819
Accumulated earnings	20,117	8,901
Accumulated other comprehensive loss	(2,863)	(1,475)
Total shareholders' equity	284,704	275,105

Total liabilities and shareholders' equity	$342,741	$301,881

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Condensed Statements of Income

	December 31, 2015	December 31, 2014	December 31, 2013

Income
Other interest income	$541	$688	$756
Gain (loss) on sale of securities available-for-sale	-	276	$(41)
Other income	-	1	-
Total income	541	965	715

Expense
Interest expense	1,440	1,252	958
Other operating expense	2,291	1,209	557
Total expense	3,731	2,461	1,515

Loss before income taxes and equity in undistributed earnings of subsidiary	(3,190)	(1,496)	(800)
Income tax expense	(961)	(679)	(528)

Net loss before equity in undistributed earnings of subsidiary	(2,229)	(817)	(272)

Preferred dividends	-	-	353

Equity in undistributed earnings of subsidiary	18,835	13,706	15,577

Net income to common shareholders	$16,606	$12,889	$14,952

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Condensed Statements of Cash Flow

	December 31, 2015	December 31, 2014	December 31, 2013

Cash flows from operating activities
Net income	$16,606	$12,889	$15,305
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed earnings in banking subsidiary	(19,796)	(14,385)	(16,105)
Amortization (accretion) of investment securities available-for-sale	14	(34)	14
Other depreciation and amortization, net	679	614	482
Loss on disposal of premises and equipment	-	11	-
Net (gains) losses on sales of investment securities available-for-sale	-	(276)	41
Change in assets and liabilities:
(Increase) decrease in other assets	(417)	246	(118)
Increase in accrued interest payable	27	(1,324)	-
Increase (decrease) in other liabilities	615	264	(22)
Net cash used for operating activities	(2,272)	(1,995)	(403)

Cash flows from investing activities
Proceeds from maturities and call of investment securities available-for-sale	1,200	1,625	-
Proceeds from sales of investment securities available-for-sale	-	2,405	8
Acquisition of Provident Community	-	(6,493)	-
Net cash provided by (used for) investing activities	1,200	(2,463)	8

Cash flows from financing activities
Purchase of common stock	(1,605)	(1,027)	(366)
Proceeds from exercise of stock options	186	250	308
Proceeds from the issuance of senior unsecured term loan	30,000	-	-
Investment in banking subsidiary	-	21	245
Dividends on preferred stock	-	-	(353)
Dividends on common stock	(5,390)	(3,583)	(1,789)
Redemption of preferred stock	-	-	(20,500)
Dividend from banking subsidiary	6,125	3,583	22,289
Net cash provided by (used for) financing activities	29,316	(756)	(166)

Net increase (decrease) in cash and cash equivalents	28,244	(5,214)	(561)

Cash and cash equivalents, beginning	3,203	8,417	8,978

Cash and cash equivalents, ending	$31,447	$3,203	$8,417

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$(532)	$5,175	$(8,343)
Change in unrealized gain (loss) on cash flow hedge, net of tax	(856)	(1,848)	343

NOTE 22 – SUBSEQUENT EVENT

On January 28, 2016, the Company announced that its board of directors has declared a regular quarterly cash dividend to its common shareholders of $0.03 per common share, payable on February 23, 2016 to all shareholders of record as of the close of business on February 9, 2016.

PARK STERLING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

On January 1, 2016, the Company acquired First Capital pursuant to the Merger Agreement. Upon completion of the merger First Capital common shareholders had the right to receive either $5.54 in cash or 0.7748 Park Sterling shares for each First Capital share they held, subject to the limitation that the total consideration for shareholders had to consist of 30.0% in cash and 70.0% in Park Sterling shares; First Capital warrant holders had the right to receive either $1.77 in cash or 0.24755 Park Sterling shares for each First Capital warrant they held, subject to the limitation that the total consideration for warrant holders had to consist of 30.0% in cash and 70.0% in Park Sterling shares; and each outstanding option to purchase shares of First Capital common stock was converted into the right to receive cash equal to the product of (a) $5.54 minus the per share exercise price of such option, and (b) the number of shares of First Capital common stock subject to the option. After application of the elections made by the holders of First Capital’s common stock and warrants and the allocation procedures contained in the Merger Agreement, the aggregate merger consideration consisted of approximately 8,376,094 shares of the Company’s common stock and approximately $25.7 million in cash. Based upon the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million.

The First Capital acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of First Capital, as of January 1, 2016, will be recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of First Capital's net assets will be allocated to goodwill. The book value of assets acquired was $626 million (unaudited) and liabilities assumed was $575 million (unaudited). The calculations to determine fair values were incomplete at the time of filing of this Annual Report on Form 10-K. Until the determination of the fair values is complete, it is impractical to include disclosures related to the fair value of the assets acquired and liabilities assumed as required by the accounting guidance.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm. Their report, which appears below, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Park Sterling Corporation

We have audited Park Sterling Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Park Sterling Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Park Sterling Corporation as of and for the year ended December 31, 2015, and 2014 and for each of the years in the three year period ended December 31, 2015, and our report dated March 4, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

March 4, 2016

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

Grant S. Grayson

Partner in the law firm of LeClairRyan, A Professional Corporation.

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

Retired Senior Vice President in charge of Charlotte office, Federal Reserve Bank of Richmond.

Kim S. Price

Vice-Chairman of the Board, Park Sterling Corporation and Park Sterling Bank.

Former President and CEO of Citizens South Banking Corporation.

Ben R. Rudisill, II

President, Rudisill Enterprises, Inc.

Robert G. Whitten

Co-owner and president of Whitten Brothers Holding Company.

Biographical information for each member of the Board of Directors can be found in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders scheduled to be held on May 26, 2016 (the “2016 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by reference.

Executive Officers

The following persons have been designated as the Company’s executive officers:

James C. Cherry. Mr. Cherry, age 65, has served as Chief Executive Officer of the Company since its formation and of the Bank since its Public Offering. He retired as the Chief Executive Officer for the Mid-Atlantic Banking Region at Wachovia Corporation in 2006, and previously served as President of Virginia Banking, Head of Trust and Investment Management, and in various positions in North Carolina banking including Regional Executive, Area Executive, City Executive, Corporation Banking and Loan Administration Manager, and Retail Banking Branch Manager for Wachovia. Mr. Cherry was formerly Chairman of the Virginia Bankers Association. He is currently a director of Armada Hoffler Properties, Inc., a Virginia-based real estate company. Mr. Cherry has over 30 years of banking experience.

Bryan F. Kennedy III. Mr. Kennedy, age 58, has been President of the Company since its formation and President of the Bank since its Public Offering. Prior to the Bank’s Public Offering, he served as President and Chief Executive Officer of the Bank since its formation in October 2006. Prior to helping organize the Bank in 2006, he served in various roles at Regions Bank, including President-North Carolina from November 2004 to January 2006, President-Charlotte from January 2003 to November 2004, and Executive Vice President from November 2001 to January 2003. From June 1991 to November 2001 he served initially as Senior Vice President and then as Executive Vice President of Park Meridian Bank, which was acquired by Regions Financial Corporation in November 2001. Mr. Kennedy serves on the Board of Directors of Cato Corporation, a publicly traded company. Mr. Kennedy has over 30 years of banking experience.

Donald K. Truslow. Mr. Truslow, age 57, has been Executive Vice President and Chief Financial Officer of the Company and the Bank since February 2016. Prior to joining the Bank, he served as Chief Risk Officer for M&T Bank Corporation, a financial services holding company with approximately $123 billion in total assets headquartered in Buffalo, New York, from February 2013 to September 2014. Prior thereto, he served as President of the Financial Stability Industry Council of The Financial Services Roundtable in Washington, D.C., from February 2011 to February 2013. Prior to joining The Financial Services Roundtable, he had an extensive 27 year career with Wachovia Corporation, including a tenure as Comptroller and Treasurer. His other roles at Wachovia included serving as Chief Risk Officer, Head of Middle Market Corporate Banking, Chief Credit Officer of Wachovia’s South Carolina Bank, and Manager of Loan Administration in International Banking. Mr. Truslow has over 30 years of banking experience.

Nancy J. Foster. Ms. Foster, age 54, has been Executive Vice President and Chief Risk Officer of the Company and the Bank since November 2010. Prior to joining the Bank, she was first Executive Vice President and Chief Credit Officer and then Executive Vice President and Chief Risk & Credit Officer of CIT Group from January 2007 to December 2009. She was Group Senior Vice President, Specialized Lending at LaSalle Bank/ABNAmro from March 2005 to January 2007, Group Senior Vice President, Credit Policy and Portfolio Management from August 2001 to March 2005, Group Senior Vice President and Chief Credit Officer, Asset Based Lending and Metropolitan Commercial Banking from 1999 to 2001, and Executive Vice President and Chief Credit Officer, Community Banks from 1993 to 1999. Ms. Foster previously held various lending and managerial roles in Middle Market Banking at LaSalle Bank. Ms. Foster has over 25 years of banking experience.

Mark S. Ladnier. Mr. Ladnier, age 57, has been Group Senior Vice President and Head of Operations and Information Technology since January 2014. Prior to joining the Bank, he was Senior Vice President and Southeast Market Leader for Premier Alliance, a professional services practice, from November 2012 to December 2013. Mr. Ladnier previously served as Executive Vice President and Chief Information Officer for Real Estate Lending at Wells Fargo Bank, N.A., from January 2009 to September 2011 and in a number of leadership roles at its predecessor company, Wachovia Bank, N.A., including Senior Vice President and Chief Information Officer for Lending Technology, Senior Vice President and Basel Program Director, and Senior Vice President and eCommerce Program Director, from January 1987 to December 2008. Mr. Ladnier has over 25 years of banking experience.

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

Additional Information

The additional information required by this Item 10 appears under the captions “Election of Directors – Committees of the Board of Directors – Audit Committee,” “Corporate Governance Matters – Audit Committee Financial Expert”, “—Process for Nominating Potential Director Candidates” and “—Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement, which sections are incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 appears under the captions “Election of Directors – Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation and Development Committee Interlocks and Insider Participation” and “Compensation and Development Committee Report on Executive Compensation” in the 2016 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management appears under the caption “Beneficial Ownership of Common Stock” in the 2016 Proxy Statement, which section is incorporated herein by reference. The following table sets forth summary information regarding the Company’s equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category (1)	Number of securities to be issued upon exercise of outstanding options	Weighted -average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders	1,976,462	$7.55	641,870

Equity compensation plans not approved by our shareholders (2)	117,713	5.33	-
Total	2,094,175	$7.35	641,870

(1) This table does not include outstanding options to purchase 318 shares of the Company’s common stock that were assumed by the Company in connection with the Citizens South acquisition, which were originally issued under the Citizens South Bank 1999 Stock Option Plan (renamed the Park Sterling Bank 1999 Stock Option Plan). The weighted-average option price of these assumed options was $3.22 at December 31, 2015. No additional awards may be granted under this plan.

(2) In connection with the Citizens South acquisition, the Company assumed and retained the ability to issue awards in accordance with applicable NASDAQ listing standards under the Citizens South Banking Corporation 2008 Equity Incentive Plan (renamed the Park Sterling Corporation 2008 Equity Incentive Plan (“2008 Citizens South Plan”), which was not approved by the Company’s shareholders but was previously approved by Citizens South’s stockholders prior to the acquisition. The 2008 Citizens South Plan was frozen in May 2014 upon the effectiveness of the Company’s 2014 Long-term Incentive Plan (“2014 LTIP”). As a result, no additional awards may be granted under this plan.

(3) Represents shares available for issuance in connection with stock options, restricted stock awards and other stock-based awards under the 2014 LTIP.

A description of the Company’s equity compensation plans, including the material features of the 2008 Citizens South Plan, is presented in Note 19 – Employee and Director Benefit Plans to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 appears under the captions “Election of Directors – Committees of the Board of Directors”, “Corporate Governance – Director Independence” and “Transactions with Related Persons and Certain Control Persons” in the 2016 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 appears under the captions “Ratification of the Independent Registered Public Accounting Firm—Fees” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the 2016 Proxy Statement, which sections are incorporated herein by reference.

With the exception of the information expressly incorporated herein by reference, the 2016 Proxy Statement shall not be deemed filed as part of this report.

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

PARK STERLING CORPORATION

March 4, 2016	By:	/s/ JAMES C. CHERRY
James C. Cherry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 4, 2016.

/S/ JAMES C. CHERRY	March 4, 2016
James C. Cherry
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ DONALD K. TRUSLOW	March 4, 2016
Donald K. Truslow
Chief Financial Officer
(Principal Financial Officer)

/S/ SUSAN D. SABO	March 4, 2016
Susan D. Sabo
Chief Accounting Officer
(Principal Accounting Officer)

/S/ WALTER C. AYERS	March 4, 2016
Walter C. Ayers
Director

/S/ LESLIE M. BAKER JR.	March 4, 2016
Leslie M. Baker Jr.
Chairman of the Board

/S / LARRY W. CARROLL	March 4, 2016
Larry W. Carroll
Director

/S / JEAN E. DAVIS	March 4, 2016
Jean E. Davis
Director

/S / GRANT S. GRAYSON	March 4, 2016
Grant S. Grayson
Director

/S / PATRICIA C. HARTUNG	March 4, 2016
Patricia C. Hartung
Director

/S/ THOMAS B. HENSON	March 4, 2016
Thomas B. Henson
Director

/S / JEFFREY S. KANE	March 4, 2016
Jeffrey S. Kane
Director

/S/ KIM S. PRICE	March 4, 2016
Kim S. Price
Director

/S / BEN R. RUDISILL, II	March 4, 2016
Ben R. Rudisill, II
Director

/S / ROBERT G. WHITTEN	March 4, 2016
Robert G. Whitten
Director

Exhibit Index

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated May 13, 2012 by and between Park Sterling Corporation and Citizens South Banking Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 17, 2012

2.2

Agreement and Plan of Merger dated September 30, 2015 by and between Park Sterling Corporation and First Capital Bancorp, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed October 29, 2015

3.1	Articles of Incorporation of the Company, as amended.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

4.1	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

The Company has certain long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

10.1

Employment Agreement by and between James C. Cherry and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.2

Employment Agreement by and between Bryan F. Kennedy III and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.3

Employment Agreement by and between David L. Gaines and the Bank effective August 18, 2010, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.4

Employment Agreement by and between Nancy J. Foster and the Bank effective November 15, 2010, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.5

Park Sterling Bank 2006 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.6

Park Sterling Bank 2006 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.7

Park Sterling Bank 2010 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.8

Park Sterling Bank 2010 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.9

Park Sterling Corporation 2010 Long-Term Incentive Plan and related form of award agreements, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.10

Form of Non-Employee Director Nonqualified Stock Option Award Agreement pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.11

Form of Employee Restricted Stock Award Agreement pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.12

Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.13

Consulting Agreement between Kim S. Price and the Company, effective October 1, 2012, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013*

10.14

Noncompetition Agreement by and between Kim S. Price and the Company, dated as of May 13, 2012, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013*

10.15

Waiver and Settlement Agreement by and between Kim S. Price and the Company, dated as of May 13, 2012, incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013*

10.16

Amended Deferred Compensation and Income Continuation Agreement between Citizens South Bank and Ben R. Rudisill, II dated March 15, 2004, incorporated by reference to Exhibit 10.23 of Citizen South Banking Corporation’s (“Citizens South”) Annual Report on Form 10-K (File No. 0-23971) filed March 16, 2005, as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.7 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed November 8, 2008*

10.17

Amended Director Retirement Agreement between Citizens South Bank and Ben R. Rudisill, II dated March 15, 2004, incorporated by reference to Exhibit 10.27 of Citizens South’s Annual Report on Form 10-K (File No. 0-23971) filed March 16, 2005, as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.6 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed November 8, 2008*

10.18

Purchase and Assumption Agreement – Whole Bank – All Deposits, dated as of April 15, 2011 among Citizens South Bank, the Federal Deposit Insurance Corporation as receiver of New Horizons Bank, East Ellijay, Georgia, and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.1 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed April 19, 2011

10.19

Purchase and Assumption Agreement – Whole Bank – All Deposits, dated as of March 19, 2010 among Citizens South Bank, the Federal Deposit Insurance Corporation as receiver of Bank of Hiawassee, Hiawassee, Georgia, and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.1 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed March 23, 2010

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

10.24

Form of Employee Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014*

10.25

Form of Non-Employee Director Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014*

10.26

Form of Nonqualified Stock Option Award Agreement pursuant to the Park Sterling Corporation 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014*

10.27

Senior Term Loan Agreement dated as of December 18, 2015 by and between Park Sterling Corporation and Capital Bank Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed December 22, 2015

10.28

Agreement and Release dated February 5, 2016 between David L. Gaines and Park Sterling Bank, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed February 9, 2016*

10.29	First Capital Bancorp, Inc. 2010 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of First Capital’s Registration Statement on Form S-8 (File No. 333-169202) filed September 3, 2010*

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2015, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2015, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement