Form 10-Q
period 2016-03-31
Park Sterling Corp
filed 2016-05-06
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 4, 2016, the registrant had outstanding 53,372,684 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2016	2015*

ASSETS

Cash and due from banks	$34,038	$53,840
Interest-earning balances at banks	47,143	16,451
Federal funds sold	11,271	235
Investment securities available-for-sale, at fair value	396,863	384,934
Investment securities held-to-maturity (fair value of $108,065 and $107,629 at March 31, 2016 and December 31, 2015, respectively)	104,459	106,458
Nonmarketable equity securities	13,118	11,366
Loans held for sale	7,593	4,943
Loans:
Non-covered	2,262,294	1,724,164
Covered	16,849	17,651
Less allowance for loan losses	(9,832)	(9,064)
Net loans	2,269,311	1,732,751

Premises and equipment, net	65,494	55,658
Bank-owned life insurance	69,202	58,633
Deferred tax asset	30,125	28,971
Other real estate owned - noncovered	3,425	4,211
Other real estate owned - covered	985	1,240
Goodwill	63,707	29,197
FDIC indemnification asset	1,477	943
Core deposit intangible	12,813	9,571
Accrued interest receivable	6,611	5,082
Other assets	16,102	9,780

Total assets	$3,153,737	$2,514,264

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$469,046	$350,836
Interest-bearing	2,028,937	1,601,826
Total deposits	2,497,983	1,952,662

Short-term borrowings	170,000	185,000
Long-term borrowings	65,000	30,000
Subordinated debt	33,014	24,262
Accrued interest payable	912	515
Accrued expenses and other liabilities	37,317	37,121
Total liabilities	2,804,226	2,229,560

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 53,038,020 and 44,854,509 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	53,038	44,854
Additional paid-in capital	274,706	222,596
Retained earnings	21,263	20,117
Accumulated other comprehensive income (loss)	504	(2,863)
Total shareholders' equity	349,511	284,704

Total liabilities and shareholders' equity	$3,153,737	$2,514,264

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Interest income
Loans, including fees	$27,124	$19,111
Federal funds sold	8	-
Taxable investment securities	2,687	2,791
Tax-exempt investment securities	147	138
Nonmarketable equity securities	154	127
Interest on deposits at banks	42	18
Total interest income	30,162	22,185

Interest expense
Money market, NOW and savings deposits	1,017	520
Time deposits	1,398	707
Short-term borrowings	294	76
Long-term borrowings	410	128
Subordinated debt	446	328
Total interest expense	3,565	1,759
Net interest income	26,597	20,426

Provision for loan losses	556	180
Net interest income after provision for loan losses	26,041	20,246

Noninterest income
Service charges on deposit accounts	1,489	1,019
Income from fiduciary activities	664	732
Commissions and fees from investment brokerage	139	130
Income from capital markets	68	398
Loss on sale of securities available for sale	(6)	-
ATM and card income	573	694
Mortgage banking income	775	951
Income from bank-owned life insurance	988	768
Amortization of indemnification asset and true-up Loss share true-up liability expense liability expense	(147)	(394)
Other noninterest income	184	203
Total noninterest income	4,727	4,501

Noninterest expense
Salaries and employee benefits	13,018	10,431
Occupancy and equipment	3,125	2,555
Advertising and promotion	421	374
Legal and professional fees	725	798
Deposit charges and FDIC insurance	432	392
Data processing and outside service fees	5,523	1,648
Communication fees	483	578
Core deposit intangible amortization	458	348
Net cost of operation of other real estate owned	266	35
Loan and collection expense	37	154
Postage and supplies	173	149
Other noninterest expense	1,492	1,677
Total noninterest expense	26,153	19,139

Income before income taxes	4,615	5,608

Income tax expense	1,874	1,825

Net income	$2,741	$3,783

Basic earnings per common share	$0.05	$0.09

Diluted earnings per common share	$0.05	$0.09

Dividends per common share	$0.03	$0.03

Weighted-average common shares outstanding
Basic	52,243,461	43,957,440
Diluted	52,599,584	44,326,833

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$2,741	$3,783

Securities available for sale and transferred securities:
Change in net unrealized gains during the period	4,691	2,985
Change in net unrealized loss on securities transferred to held to maturity	26	137
Reclassification adjustment for net losses recognized in net income	6	-
Total securities available for sale and transferred securities	4,723	3,122

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	587	(1,257)
Reclassification adjustment for interest payments	73	103
Total derivatives	660	(1,154)

Other comprehensive income, before tax	5,383	1,968

Deferred tax expense related to other comprehensive income	2,016	729

Other comprehensive income, net of tax	3,367	1,239

Total comprehensive income	$6,108	$5,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

Three Months Ended March 31, 2016 and 2015

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2014	44,859,798	$44,860	$222,819	$8,901	$(1,475)	$275,105

Shares issued	700	1	(1)	-	-	-

Issuance of restricted stock grants	6,500	6	(6)	-	-	-

Forfeitures of restricted stock grants	(1,417)	(1)	1	-	-	-

Exercise of stock options	25,078	25	104	-	-	129

Share-based compensation expense	-	-	301	-	-	301

Common stock repurchased or reacquired	(13,465)	(14)	(79)	-	-	(93)

Dividends on common stock	-	-	-	(1,346)	-	(1,346)

Net income	-	-	-	3,783	-	3,783

Other comprehensive income	-	-	-	-	1,239	1,239

Balance at March 31, 2015	44,877,194	$44,877	$223,139	$11,338	$(236)	$279,118

Balance at December 31, 2015	44,854,509	$44,854	$222,596	$20,117	$(2,863)	$284,704

Shares issued	1,300	1	(1)	-	-	-

Shares issued for First Capital merger	8,376,094	8,376	52,937	-	-	61,313

Issuance of restricted stock grants	24,100	24	(24)	-	-	-

Forfeitures of restricted stock grants	(27,015)	(27)	27	-	-	-

Share-based compensation expense	-	-	294	-	-	294

Common stock repurchased or reacquired	(190,968)	(190)	(1,123)	-	-	(1,313)

Dividends on common stock	-	-	-	(1,595)	-	(1,595)

Net income	-	-	-	2,741	-	2,741

Other comprehensive income	-	-	-	-	3,367	3,367

Balance at March 31, 2016	53,038,020	$53,038	$274,706	$21,263	$504	$349,511

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$2,741	$3,783
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Accretion on acquired loans	(2,550)	(1,746)
Net amortization on investments	587	544
Other depreciation and amortization	2,514	2,592
Provision for loan losses	556	180
Share-based compensation expense	294	301
Deferred income taxes	62	1,653
Amortization of FDIC indemnification asset	142	305
Net gains on sales of investment securities available-for-sale	6	-
Net gains on sales of loans held for sale	(443)	(428)
Net losses on sales and disposals of fixed assets	44	237
Net gains on sales of other real estate owned	(56)	(126)
Writedowns on other real estate owned	205	104
Income from bank-owned life insurance	(988)	(768)
Proceeds from loans held for sale	18,044	25,983
Disbursements for loans held for sale	(20,251)	(23,940)
Change in assets and liabilities:
(Increase) decrease in FDIC indemnification asset	66	(137)
(Increase) decrease in accrued interest receivable	327	(271)
Increase in other assets	(4,000)	(1,080)
Increase (decrease) in accrued interest payable	356	(28)
Increase (decrease) in accrued expenses and other liabilities	(5,868)	584
Net cash provided by (used by) operating activities	(8,212)	7,742

Cash flows from investing activities
Net increase in loans	(35,334)	(35,348)
Purchases of premises and equipment	(853)	(1,020)
Proceeds from sales of premises and equipment	-	166
Purchases of investment securities available-for-sale	(43,229)	(18,236)
Proceeds from sales of investment securities available-for-sale	100,124	-
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	12,867	13,530
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	1,982	6,844
Proceeds from life insurance death benefit	534	911
FDIC payment (receipt) of recoverable covered asset losses	(742)	1,463
Proceeds from sale of other real estate owned	2,449	3,795
Net redemptions of nonmarketable equity securities	2,564	369
Acquisitions, net of cash paid	(12,067)	-
Net cash provided by (used by) investing activities	28,295	(27,526)

Cash flows from financing activities
Net increase in deposits	37,899	32,827
Advances of long-term borrowings	35,000	-
Repayments of long-term borrowings	(45,503)	-
Net advances in short-term borrowings	(22,621)	-
Repayments of junior subordinated debt	(24)	-
Exercise of stock options	-	129
Repurchase of common stock	(1,313)	(93)
Dividends on common stock	(1,595)	(1,346)
Net cash provided by financing activities	1,843	31,517

Net increase in cash and cash equivalents	21,926	11,733

Cash and cash equivalents, beginning	70,526	51,390

Cash and cash equivalents, ending	$92,452	$63,123

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,964	$1,787
Cash paid for income taxes	403	124

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$2,964	$1,958
Change in unrealized loss on cash flow hedge, net of tax	403	(719)
Loans transferred to other real estate owned	103	2,066

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At March 31, 2016 and December 31, 2015, the Company’s primary operations and business were that of owning the Bank.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes (the “2015 Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2016 (the “2015 Form 10-K”).

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2016 and December 31, 2015, the results of its operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the valuation of purchased credit-impaired (“PCI”) loans, the valuation of the allowance for loan losses, the determination of the need for a deferred tax asset valuation allowance, the fair value of financial instruments and other accounts and the fair value of assets and liabilities acquired in the acquisition of First Capital Bancorp, Inc. (“First Capital”).

Tabular information, other than share and per share data, is presented in thousands of dollars. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

Note 2 - Recent Accounting Pronouncements

During the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in ASU 2015-16 were effective for fiscal years beginning after December 15, 2015. This guidance did not have a material effect on the Company’s financial statements.

During the first quarter of 2016, the Company also adopted ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-300: Simplifying the Presentation of Debt Issuance Costs)” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance was effective for fiscal years beginning after December 31, 2015 and interim periods within those years. This guidance did not have a material effect on the Company’s financial statements.

On January 5, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In February 2016, the FASB issued Accounting Standards 2016-02, “Leases” (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. The Company is evaluating the impact of this standard on its financial statements.

In February 2016, the FASB issued Accounting Standards 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve accounting for share-based payment award transactions. ASU 2016-09 will simplify share-based transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The effective date of this ASU is for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

Note 3– Business Combinations and Goodwill

Business Combinations

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

First Capital

On January 1, 2016, the Company acquired First Capital pursuant to the merger agreement dated September 30, 2015. Upon completion of the merger, First Capital common shareholders received either $5.54 in cash or 0.7748 Park Sterling shares for each First Capital share they held, subject to the limitation that the total consideration for shareholders consisted of 30.0% in cash and 70.0% in Park Sterling shares; First Capital warrant holders received either $1.77 in cash or 0.24755 Park Sterling shares for each First Capital warrant they held, subject to the limitation that the total consideration for warrant holders consisted of 30.0% in cash and 70.0% in Park Sterling shares; and each outstanding option to purchase shares of First Capital common stock was converted into the right to receive cash equal to the product of (a) $5.54 minus the per share exercise price of such option, and (b) the number of shares of First Capital common stock subject to the option. After application of the elections made by the holders of First Capital’s common stock and warrants and the allocation procedures contained in the merger agreement, the aggregate merger consideration consisted of approximately 8,376,094 shares of the Company’s common stock and approximately $25.8 million in cash. Based upon the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The assets acquired and liabilities assumed from First Capital were recorded at their fair value as of the closing date of the merger. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $34.5 million was recorded at the time of the acquisition. The following table summarizes the consideration paid by the Company in the merger with First Capital and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded	Fair Value and Other
	by	Merger Related	As Recorded
	First Capital	Adjustments	by the Company
Consideration Paid
Cash			$25,834
Common shares issued			61,313

Fair Value of Total Consideration Transferred			$87,147

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$13,767	$-	$13,767
Securities	77,404	69	77,473
Nonmarketable equity securities	4,161	-	4,161
Loans, net of allowance	500,265	(56)	500,209
Premises and equipment	11,699	(393)	11,306
Core deposit intangibles	-	3,700	3,700
Interest receivable	1,856	-	1,856
Bank owned life insurance	10,216	-	10,216
Deferred tax asset	3,956	(726)	3,230
Other assets	2,962	(50)	2,912

Total assets acquired	626,286	2,544	628,830

Deposits	506,060	1,683	507,743
Federal Home Loan Bank advances	45,000	503	45,503
Junior Subordinated Debt	9,963	(1,372)	8,591
Short term borrowings	7,621	-	7,621
Other liabilities	5,994	741	6,735

Total liabilities assumed	$574,638	$1,555	$576,193

Total identifiable assets	$51,648	$989	$52,637

Goodwill resulting from acquisition			$34,510

The following table presents certain pro forma information as if First Capital had been acquired on January 1, 2015. These results combine the historical results of First Capital in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2015. Acquisition-related costs of $5.2 million are included in the Company’s consolidated statements of income for the three months ended March 31, 2016 and are not included in the proforma information below. In particular, no adjustments have been made to eliminate the amount of First Capital recovery of loan losses of $145 thousand for the three months ended March 31, 2015. Furthermore, additional expenses related to systems conversions and other costs of integration are expected to be recorded during 2016. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

	Proforma Results for the
	Three Months Ended March 31, 2015			Actual Results
	Park Sterling	First Capital	Proforma	Three Months Ended
	Actual	Actual	March 31, 2015	March 31, 2016

Total revenues (net interest income plus noninterest income)	$24,927	$5,512	$30,439	$31,324
Net income	$3,783	$1,064	$4,847	2,741
Basic earnings per common share	$0.09	$0.08	$0.09	$0.05

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at March 31, 2016 and December 31, 2015 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016
Securities available-for-sale:
U.S. Government agencies	$502	$8	$-	$510
Municipal securities	13,246	888	-	14,134
Residential agency pass-through securities	152,713	3,125	(10)	155,828
Residential collateralized mortgage obligations	135,370	2,264	(31)	137,603
Asset-backed securities	86,689	398	(808)	86,279
Corporate and other securities	1,467	-	(107)	1,360
Equity securities	1,250	-	(101)	1,149
Total securities available-for-sale	$391,237	$6,683	$(1,057)	$396,863

Securities held-to-maturity:
Residential agency pass-through securities	$39,769	$1,300	$-	$41,069
Residential collateralized mortgage obligations	7,531	254	-	7,785
Commercial mortgage-backed obligations	53,725	441	(1)	54,165
Asset-backed securities	5,063	-	(17)	5,046
Total securities held-to-maturity	$106,088	$1,995	$(18)	$108,065

December 31, 2015
Securities available-for-sale:
U.S. Government agencies	$503	$11	$-	$514
Municipal securities	14,049	747	-	14,796
Residential agency pass-through securities	130,041	1,500	(81)	131,460
Residential collateralized mortgage obligations	151,928	646	(943)	151,631
Commercial mortgage-backed obligations	4,856	-	(100)	4,756
Asset-backed securities	79,941	104	(925)	79,120
Corporate and other securities	1,463	37	-	1,500
Equity securities	1,250	-	(93)	1,157
Total securities available-for-sale	$384,031	$3,045	$(2,142)	$384,934

Securities held-to-maturity:
Residential agency pass-through securities	$41,012	$831	$(53)	$41,790
Residential collateralized mortgage obligations	7,723	69	-	7,792
Commercial mortgage-backed obligations	54,028	-	(1,367)	52,661
Asset-backed securities	5,394	-	(8)	5,386
Total securities held-to-maturity	$108,157	$900	$(1,428)	$107,629

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In the second quarter of 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer.    The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of March 31, 2016 and December 31, 2015 totaled $1.6 million and $1.7 million, respectively. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $53.7 million is higher than the $52.1 million carrying value of the securities as of March 31, 2016. There were no transfers of securities from available-for-sale to held-to-maturity during the quarter ended March 31, 2016 or 2015.

At March 31, 2016 and December 31, 2015, investment securities with a fair market value of $180.8 million and $154.9 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At March 31, 2016 and December 31, 2015, commercial MBS include $46.1 million and $51.1 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

At March 31, 2016 and December 31, 2015, asset-backed securities include a $5.1 million security that is approximately 45% collateralized by the Federal family education loan program and 55% collateralized by a private student loan program.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at March 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

	March 31, 2016
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
U.S. Government agencies
Due within one year	$502	$510
Municipal securities
Due after five years through ten years	3,880	4,064
Due after ten years	9,366	10,070
Residential agency pass-through securities
Due after five years through ten years	8,517	8,914
Due after ten years	144,196	146,914
Residential collateralized mortgage obligations
Due after five years through ten years	15,975	16,332
Due after ten years	119,395	121,271
Asset-backed securities
Due after five years through ten years	49,009	48,771
Due after ten years	37,680	37,508
Corporate and other securities
Due after ten years	1,467	1,360
Equity securities
No maturity	1,250	1,149
Total securities available-for-sale	$391,237	$396,863

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$39,769	$41,069
Residential collateralized mortgage obligations
Due after ten years	7,531	7,785
Commercial mortgage-backed obligations
Due after five years through ten years	53,725	54,165
Asset-backed securities
Due after ten years	5,063	5,046
Total securities held-to-maturity	$106,088	$108,065

Securities available-for-sale of $100.1 million were sold in the three months ended March 31, 2016. Gross realized gains on the sale of securities for the three months ended March 31, 2016 were $94 thousand. Gross realized losses on the sale of securities for the three months ended March 31, 2016 were $100 thousand. There were no sales of securities available-for-sale during the three months ended March 31, 2015. Sales of securities during the first quarter of 2016 were driven by the sale of securities acquired from First Capital.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at March 31, 2016 and December 31, 2015. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At March 31, 2016, there were eight securities in a loss position for twelve months or more. At December 31, 2015, there were 18 securities in a loss position for twelve months or more.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Bank Holding Company Act (the “BHC Act”) to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, effective April 1, 2014. Banking entities have until July 21, 2016 (expected to be extended to July 21, 2017) to conform their activities to the requirements of the rule. At March 31, 2016 and December 31, 2015, the Company held a collateralized loan obligation (“CLO”) with a fair value of $5.0 million, which was included in asset-backed securities, that currently would be prohibited under the Volcker Rule. The net unrealized loss of the prohibited CLO was $64,150 and $57,300 at March 31, 2016 and December 31, 2015, respectively. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at March 31, 2016.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
Securities available-for-sale:
Residential agency pass-through securities	$6,180	$(10)	$-	$-	$6,180	$(10)
Residential collateralized mortgage obligations	-	-	7,109	(31)	7,109	(31)
Asset-backed securities	18,414	(431)	28,785	(377)	47,199	(808)
Corporate and other securities	1,360	(107)	-	-	1,360	(107)
Equity securities	1,149	(101)	-	-	1,149	(101)

Total temporarily impaired available-for-sale securities	$27,103	$(649)	$35,894	$(408)	$62,997	$(1,057)

Securities held-to-maturity:
Commercial mortgage-backed securities	$-	$-	$8,902	$(1)	$8,902	$(1)
Asset-backed securities	-	-	5,046	(17)	5,046	(17)

Total temporarily impaired held-to-maturity securities	$-	$-	$13,948	$(18)	$13,948	$(18)

December 31, 2015
Securities available-for-sale:
Residential agency mortgage-backed securities	$14,785	$(37)	$3,489	$(44)	$18,274	$(81)
Residential collateralized mortgage obligations	43,563	(306)	27,718	(637)	71,281	(943)
Commercial mortgage-backed obligations	4,756	(100)	-	-	4,756	(100)
Asset-backed securities	18,651	(190)	45,263	(735)	63,914	(925)
Equity securities	1,157	(93)	-	-	1,157	(93)

Total temporarily impaired available-for-sale securities	$82,912	$(726)	$76,470	$(1,416)	$159,382	$(2,142)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$4,456	$(53)	$-	$-	$4,456	$(53)
Commercial mortgage-backed obligations	18,736	(370)	33,925	(997)	52,661	(1,367)
Asset-backed securities	-	-	5,386	(8)	5,386	(8)

Total temporarily impaired held-to-maturity securities	$23,192	$(423)	$39,311	$(1,005)	$62,503	$(1,428)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in five statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $13.1million at March 31, 2016 and $11.4 million at December 31, 2015. Included in these amounts at March 31, 2016 and December 31, 2015 was $11.5 million and $10.0 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	March 31, 2016			December 31, 2015
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$5,365	$328,662	$334,027	$4,825	$242,082	$246,907
Commercial real estate (CRE) - owner-occupied	21,569	352,859	374,428	21,388	309,834	331,222
CRE - investor income producing	36,477	687,062	723,539	32,371	473,739	506,110
AC&D - 1-4 family construction	937	96,677	97,614	465	31,797	32,262
AC&D - lots, land & development	6,159	82,333	88,492	4,797	39,614	44,411
AC&D - CRE	3,767	132,794	136,561	-	87,452	87,452
Other commercial	1,843	8,324	10,167	1,870	6,731	8,601
Total commercial loans	76,117	1,688,711	1,764,828	65,716	1,191,249	1,256,965

Consumer:
Residential mortgage	24,173	211,564	235,737	23,420	200,464	223,884
Home equity lines of credit (HELOC)	1,849	175,745	177,594	1,580	155,798	157,378
Residential construction	3,440	67,677	71,117	3,685	68,486	72,171
Other loans to individuals	526	26,719	27,245	516	28,300	28,816
Total consumer loans	29,988	481,705	511,693	29,201	453,048	482,249
Total loans	106,105	2,170,416	2,276,521	94,917	1,644,297	1,739,214
Deferred costs	-	2,622	2,622	-	2,601	2,601
Total loans, net of deferred costs	$106,105	$2,173,038	$2,279,143	$94,917	$1,646,898	$1,741,815

Included in the March 31, 2016 and December 31, 2015 loan totals are $16.8 million and $17.7 million, respectively, of covered loans pursuant to Federal Deposit Insurance Corporation (“FDIC”) loss share agreements. Of these amounts, at March 31, 2016, approximately $14.9 million is included in PCI loans and $1.9 million is included in all other loans. At December 31, 2015, $15.6 million is included in PCI loans and $2.1 million is included in all other loans.

At March 31, 2016 and December 31, 2015, the Company had sold participations in loans aggregating $25.6 million and $12.5 million, respectively, to other financial institutions on a nonrecourse basis. Of the $25.6 million in participation loans outstanding at March 31, 2016, $13.1 million were acquired in connection with the First Capital merger. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. The Company serviced $2.6 million and $2.8 million of residential mortgage loans for the benefit of others as of March 31, 2016 and December 31, 2015, respectively.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few of the loans have ever been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. Total loans sold in the three months ended March 31, 2016 were $17.6 million. Total loans sold in the three months ended March 31, 2015 were $25.6 million.

At March 31, 2016, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $805.5 million. At December 31, 2015, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $693.0 million.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At March 31, 2016 and December 31, 2015, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended March 31, 2016
Allowance for Loan Losses:
Balance, beginning of period	$1,821	$1,135	$2,099	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064
Provision for loan losses	217	(27)	103	130	86	129	(40)	25	(35)	(27)	(5)	556
Charge-offs	(14)	-	-	-	-	-	-	(17)	-	(11)	(40)	(82)
Recoveries	23	-	15	4	34	-	38	44	91	26	19	294
Net (charge-offs) recoveries	9	-	15	4	34	-	38	27	91	15	(21)	212
Balance, end of period	$2,047	$1,108	$2,217	$381	$398	$808	$67	$724	$1,393	$449	$240	$9,832

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	-	-	-	-	-	-	-	-	-	-	-	-
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$2,047	$1,108	$2,217	$381	$398	$808	$67	$724	$1,393	$449	$240	$9,832

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended March 31, 2015
Allowance for Loan Losses:
Balance, beginning of period	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262
Provision for loan losses	519	59	38	(317)	(536)	80	6	151	193	(10)	(3)	180
Charge-offs	(87)	-	-	-	-	-	-	(71)	(13)	(75)	(19)	(265)
Recoveries	50	1	199	-	124	-	-	8	12	1	18	413
Net (charge-offs) recoveries	(37)	1	199	-	124	-	-	(63)	(1)	(74)	(1)	148
Balance, end of period	$2,045	$781	$1,988	$141	$179	$475	$38	$531	$1,843	$458	$111	$8,590

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	-	-	-	-	-	-	-	-	-	-	-	-
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$2,045	$781	$1,988	$141	$179	$475	$38	$531	$1,843	$458	$111	$8,590

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at March 31, 2016 and December 31, 2015.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At March 31, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$191	$1	$-	$192
Collectively evaluated for impairment	2,047	1,108	2,217	381	398	808	67	724	1,202	448	240	9,640
	2,047	1,108	2,217	381	398	808	67	724	1,393	449	240	9,832
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,047	$1,108	$2,217	$381	$398	$808	$67	$724	$1,393	$449	$240	$9,832

Recorded Investment in Loans:
Individually evaluated for impairment	$898	$1,647	$892	$-	$704	$-	$211	$2,063	$1,379	$242	$-	$8,036
Collectively evaluated for impairment	327,764	351,212	686,170	96,677	81,629	132,794	8,113	209,501	174,366	67,435	26,719	2,162,380
	328,662	352,859	687,062	96,677	82,333	132,794	8,324	211,564	175,745	67,677	26,719	2,170,416
Purchased credit-impaired	5,365	21,569	36,477	937	6,159	3,767	1,843	24,173	1,849	3,440	526	106,105
Total	$334,027	$374,428	$723,539	$97,614	$88,492	$136,561	$10,167	$235,737	$177,594	$71,117	$27,245	$2,276,521

At December 31, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$192	$-	$-	$192
Collectively evaluated for impairment	1,821	1,135	2,099	247	278	679	69	672	1,145	461	266	8,872
	1,821	1,135	2,099	247	278	679	69	672	1,337	461	266	9,064
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,821	$1,135	$2,099	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$1,266	$440	$-	$723	$-	$-	$1,304	$1,381	$238	$-	$5,352
Collectively evaluated for impairment	242,082	308,568	473,299	31,797	38,891	87,452	6,731	199,160	154,417	68,248	28,300	1,638,945
	242,082	309,834	473,739	31,797	39,614	87,452	6,731	200,464	155,798	68,486	28,300	1,644,297
Purchased credit-impaired	4,825	21,388	32,371	465	4,797	-	1,870	23,420	1,580	3,685	516	94,917
Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$223,884	$157,378	$72,171	$28,816	$1,739,214

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The historic look back periods utilized by management for all loan types was 15 quarters at both March 31, 2016 and December 31, 2015.

The Company also performs a quantitative calculation on the purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. This analysis indicated a need for a $195 thousand and $178 thousand provision for loan losses for the purchased performing portfolio for the three months ended March 31, 2016 and December 31, 2015, respectively. The remaining mark on the purchased performing loan portfolio was $6.1 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively. Approximately $4.2 million of the remaining mark on the purchased performing loan portfolio was associated with the First Capital merger.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were no outstanding reserves on PCI loans as of March 31, 2016 and December 31, 2015.

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2015 to March 31, 2016 was a function of the following:

(1)

a decrease of $762 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of net recoveries; and

(2)	an increase of $1.5 million in the qualitative component of the allowance primarily due to organic loan growth as well as additional provision recorded for the purchased performing loans.

There were no changes in specific reserves for the quarter ended March 31, 2016.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At March 31, 2016 and December 31, 2015, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of March 31, 2016 and December 31, 2015, by loan class and by credit quality indicator.

	As of March 31, 2016
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$328,405	$364,042	$718,890	$97,614	$87,568	$136,561	$9,824	$1,742,904
Special mention	2,207	8,569	2,715	-	388	-	-	13,879
Classified	3,415	1,817	1,934	-	536	-	343	8,045
Total	$334,027	$374,428	$723,539	$97,614	$88,492	$136,561	$10,167	$1,764,828

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$229,442	$170,087	$70,166	$27,142	$496,837
Special mention	3,860	6,435	873	18	11,186
Classified	2,435	1,072	78	85	3,670
Total	$235,737	$177,594	$71,117	$27,245	$511,693

Total Loans					$2,276,521

	As of December 31, 2015
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$243,228	$316,706	$500,964	$32,262	$43,454	$87,452	$8,467	$1,232,533
Special mention	3,571	11,986	3,824	-	404	-	-	19,785
Classified	108	2,530	1,322	-	553	-	134	4,647
Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$1,256,965

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$217,463	$150,217	$71,225	$28,762	$467,667
Special mention	4,690	6,213	457	23	11,383
Classified	1,731	948	489	31	3,199
Total	$223,884	$157,378	$72,171	$28,816	$482,249

Total Loans					$1,739,214

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of March 31, 2016 and December 31, 2015.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans
As of March 31, 2016
Commercial:
Commercial and industrial	$41	$2	$1,015	$5,365	$327,604	$334,027
CRE - owner-occupied	96	1,268	176	21,569	351,319	374,428
CRE - investor income producing	35	226	662	36,477	686,139	723,539
AC&D - 1-4 family construction	-	-	-	937	96,677	97,614
AC&D - lots, land & development	-	-	-	6,159	82,333	88,492
AC&D - CRE	-	-	-	3,767	132,794	136,561
Other commercial	-	-	211	1,843	8,113	10,167
Total commercial loans	172	1,496	2,064	76,117	1,684,979	1,764,828

Consumer:
Residential mortgage	1,318	50	275	24,173	209,921	235,737
HELOC	155	122	285	1,849	175,183	177,594
Residential construction	-	428	300	3,440	66,949	71,117
Other loans to individuals	81	9	-	526	26,629	27,245
Total consumer loans	1,554	609	860	29,988	478,682	511,693
Total loans	$1,726	$2,105	$2,924	$106,105	$2,163,661	$2,276,521

As of December 31, 2015
Commercial:
Commercial and industrial	$18	$28	$78	$4,825	$241,958	$246,907
CRE - owner-occupied	1,273	-	176	21,388	308,385	331,222
CRE - investor income producing	-	-	1,369	32,371	472,370	506,110
AC&D - 1-4 family construction	-	-	-	465	31,797	32,262
AC&D - lots, land & development	-	-	-	4,797	39,614	44,411
AC&D - CRE	-	-	-	-	87,452	87,452
Other commercial	-	212	-	1,870	6,519	8,601
Total commercial loans	1,291	240	1,623	65,716	1,188,095	1,256,965

Consumer:
Residential mortgage	48	1,037	1,023	23,420	198,356	223,884
HELOC	132	139	204	1,580	155,323	157,378
Residential construction	12	-	306	3,685	68,168	72,171
Other loans to individuals	284	51	-	516	27,965	28,816
Total consumer loans	476	1,227	1,533	29,201	449,812	482,249
Total loans	$1,767	$1,467	$3,156	$94,917	$1,637,907	$1,739,214

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). If a loan greater than $150 thousand is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Additionally, a portion of the Company’s qualitative factors accounts for potential impairment on loans generally less than $150 thousand. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. There was no impairment of PCI loans as of March 31, 2016 and December 31, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$898	$898	$-	$-	$-	$-
CRE - owner-occupied	1,647	1,682	-	1,266	1,312	-
CRE - investor income producing	892	934	-	440	440	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	704	824	-	723	842	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	-	-	-
Total commercial loans	4,352	4,549	-	2,429	2,594	-
Consumer:
Residential mortgage	1,786	1,791	-	1,304	1,339	-
HELOC	155	277	-	157	278	-
Residential construction	242	242	-	238	376	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	2,183	2,310	-	1,699	1,993	-
Total impaired loans with no related allowance recorded	$6,535	$6,859	$-	$4,128	$4,587	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	-	-	-	-	-	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-
Consumer:
Residential mortgage	277	280	1	-	-	-
HELOC	1,224	1,247	191	1,224	1,248	192
Residential construction	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,501	1,527	192	1,224	1,248	192
Total impaired loans with an allowance recorded	$1,501	$1,527	$192	$1,224	$1,248	$192

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$898	$898	$-	$-	$-	$-
CRE - owner-occupied	1,647	1,682	-	1,266	1,312	-
CRE - investor income producing	892	934	-	440	440	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	704	824	-	723	842	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	-	-	-
Total commercial loans	4,352	4,549	-	2,429	2,594	-
Consumer:
Residential mortgage	2,063	2,071	1	1,304	1,339	-
HELOC	1,379	1,524	191	1,381	1,526	192
Residential construction	242	242	-	238	376	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	3,684	3,837	192	2,923	3,241	192

Total Impaired Loans Individually Reviewed for Impairment	$8,036	$8,386	$192	$5,352	$5,835	$192

Impaired Loans Collectively Reviewed for Impairment	$2,180	$2,563	$328	$2,429	$2,863	$368

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three months ended March 31, 2016 and 2015, the Company recognized $43 thousand and $56 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. The average recorded investment and interest income recognized on impaired loans, by class, for the three months ended March 31, 2016 and March 31, 2015 are shown in the table below.

	Three Months Ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$449	$-	$47	$1
CRE - owner-occupied	1,456	-	2,482	-
CRE - investor income producing	666	7	795	8
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land & development	713	11	871	12
AC&D - CRE	-	-	-	-
Other commercial	106	-	-	-
Total commercial loans	3,390	18	4,195	21
Consumer:
Residential mortgage	1,545	5	1,201	-
Home equity lines of credit	156	-	747	3
Residential construction	240	4	294	-
Other loans to individuals	-	-	-	-
Total consumer loans	1,941	9	2,242	3
Total impaired loans with no related allowance recorded	$5,331	$27	$6,437	$24

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$285	$-
CRE - owner-occupied	-	-	68	-
CRE - investor income producing	-	-	468	2
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land & development	-	-	190	3
AC&D - CRE	-	-	-	-
Other commercial	-	-	142	4
Total commercial loans	-	-	1,153	9
Consumer:
Residential mortgage	139	-	1,437	8
Home equity lines of credit	1,224	9	1,782	13
Residential construction	-	-	120	1
Other loans to individuals	-	-	87	1
Total consumer loans	1,363	9	3,426	23
Total impaired loans with an allowance recorded	$1,363	$9	$4,579	$32

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$449	$-	$332	$1
CRE - owner-occupied	1,456	-	2,550	-
CRE - investor income producing	666	7	1,263	10
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land & development	713	11	1,061	15
AC&D - CRE	-	-	-	-
Other commercial	106	-	142	4
Total commercial loans	3,390	18	5,348	30
Consumer:
Residential mortgage	1,684	5	2,638	8
Home equity lines of credit	1,380	9	2,529	16
Residential construction	240	4	414	1
Other loans to individuals	-	-	87	1
Total consumer loans	3,304	18	5,668	26

Total Impaired Loans Individually Reviewed for Impairment	$6,694	$36	$11,016	$56

Impaired Loans Collectively Reviewed for Impairment	$2,678	$7	$-	$-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At March 31, 2016, there was $293 thousand in loans past due 90 days or more and accruing interest. At December 31, 2015, there was $1.2 million in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at March 31, 2016 and December 31, 2015. The recorded investment in nonaccrual loans at March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
	2016	2015
Commercial:
Commercial and industrial	$1,008	$97
CRE - owner-occupied	1,646	1,266
CRE - investor income producing	760	318
AC&D - lots, land & development	5	6
Other commercial	211	-
Total commercial loans	3,630	1,687
Consumer:
Residential mortgage	2,021	1,333
HELOC	805	762
Residential construction	57	467
Other loans to individuals	82	77
Total consumer loans	2,965	2,639
Total nonaccrual loans	$6,595	$4,326

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $133.6 million and $121.0 million and a carrying value of $106.1 million and $94.9 million at March 31, 2016 and December 31, 2015, respectively. PCI loans represented 3.4% and 3.8% of total assets at March 31, 2016 and December 31, 2015, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

In conjunction with the First Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows:

January 1, 2016

Contractual principal and interest at acquisition	$23,023
Nonaccretable difference	(3,120)
Expected cash flows at acquisition	19,903
Accretable yield	(1,663)

Basis in PCI loans at acquisition - estimated fair value	$18,240

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended March 31,

	2016	2015

Accretable yield, beginning of period	$32,509	$40,540
Addition from the First Capital acquisition	1,663	-
Servicing income	(1,753)	(1,886)
Accretion to interest income	(1,269)	(1,465)
Reclassification of nonaccretable difference due to improvement in expected cash flows	993	1,155
Other changes, net	(99)	121
Accretable yield, end of period	$32,044	$38,465

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

As of March 31, 2016, the Company had 11 TDR loans totaling $3.2 million, of which $471 thousand are nonaccrual loans. As of December 31, 2015, the Company had 14 TDR loans totaling $3.3 million, of which $466 thousand are nonaccrual loans. The Company had allocated $192 thousand of specific reserves to customers whose loan terms have been modified in a TDR as of March 31, 2016 and December 31, 2015.

There were no concessions made during the three months ended March 31, 2016. The following table represents a breakdown of the types of concessions made by loan class for the three months ended March 31, 2015.

	Three months ended March 31, 2015
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
CRE- owner-occupied	1	$88	$88
CRE - investor income producing	1	212	212
Residential mortgage	1	12	12
Total	3	$312	$312

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given.  These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest.  The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans.  TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs.  TDRs having a book balance of less than $150,000, along with other impaired loans of similar size, are measured in a pooled approach utilizing loss given default and probability of default parameters.  TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms, which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit. As of March 31, 2016, the Company has outstanding one commercial TDR with a reduced interest rate and six commercial TDRs where an extension of maturity was granted. As of March 31, 2016, all commercial TDRs are paying in accordance with the terms of the modification.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given.  These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms.  The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification.  All TDRs are designated as impaired loans.  TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs.  TDRs having a book balance of less than $150,000, along with other impaired loans of similar size, are measured in a pooled approach utilizing loss given default and probability of default parameters.  TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms, which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit. As of March 31, 2016, the Company has outstanding one consumer TDRs with a reduced interest rate and three consumer TDRs where an extension of maturity was granted.  All consumer TDRs are paying according to the terms of the modification as of March 31, 2016.

There were no loans modified as TDRs within the 12 months ended March 31, 2016 for which there was a payment default during the three months ended March 31, 2016. One loan was modified as a commercial TDR within the 12 months ended March 31, 2015 for which there was a payment default during the three months ended March 31, 2015, as listed below.

	Three months ended March 31, 2015
	Number of loans	Recorded Investment
Extended payment terms
CRE - investor income producing	1	$88
Total	1	$88

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company does not deem a TDR successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended March 31, 2016 and 2015:

Twelve Months Ended March 31, 2016
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	$-	1	$15	-	$-
Total	-	$-	1	$15	-	$-

Twelve Months Ended March 31, 2015
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$182	-	$-
Extended payment terms	-	-	4	867	1	88
Total	-	$-	5	$1,049	1	$88

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

Loans to Directors, Executive Officers and Their Related Interests

	Three Months Ended
	March 31,
	2016	2015

Beginning balance	$14,404	$14,040
Disbursements	350	331
Repayments	(786)	(538)
Ending balance	$13,968	$13,833

At March 31, 2016 and December 31, 2015, the Company had pre-approved but unused lines of credit totaling $2.8 million and $2.9 million, respectively, to related parties.

In addition to related party loans, the Company engages in deposit transactions with its directors, executive officers and their related interests. Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits at March 31, 2016 and December 31, 2015 was $10.2 million and $11.5 million, respectively.

Note 6 – FDIC Loss Share Agreements

In connection with the acquisition of Citizens South Banking Corporation (“Citizens South”) in 2012, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $16.8 million and $17.7 million of covered loans as of March 31, 2016 and December 31, 2015, respectively, and $1.0 million and $1.2 million of covered OREO as of March 31, 2016 and December 31, 2015, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, and five years for losses and eight years for recoveries on all other loans. The agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans and $816,000 associated with non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. At March 31, 2016 and December 31, 2015, the Bank recorded an estimated receivable from the FDIC in the amount of $942 thousand and $551 thousand, respectively, related to the remaining single-family loss share agreement.

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. Pursuant to the terms of these loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss occurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At March 31, 2016 and December 31, 2015, the Bank recorded an estimated receivable from the FDIC in the amount of $535 thousand and $392 thousand, respectively, related to these loss share agreements.

The following table provides changes in the estimated receivable from the FDIC:

	Three Months Ended
	March 31,
	2016	2015

Balance, beginning of period	$943	$3,964
Additional losses to OREO	-	64
Reimbursable expenses (income)	(66)	73
Amortization discounts and premiums, net	(142)	(305)
Payments to (reimbursements from) the FDIC	742	(1,463)
Balance, end of period	$1,477	$2,333

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At March 31, 2016 and December 31, 2015, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $1.5 million and $925 thousand, respectively. Included in the estimated receivable above is a component of amortization, which will be recognized over the life of the agreement, with increases or decreases based on estimated performance of the underlying loans.

In relation to the FDIC indemnification asset is an expected “true-up” with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At both March 31, 2016 and December 31, 2015, the “true-up” amount was estimated to be approximately $5.7 million at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term, including any recovery period, of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 7 – Other Real Estate Owned

The Company owned $4.4 million and $5.5 million in OREO at March 31, 2016 and December 31, 2015, respectively. The portion of OREO covered under the loss share agreements with the FDIC at March 31, 2016 and December 31, 2015 totaled $1.0 million and $1.2 million, respectively. The Company’s loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $816,000 associated with the Bank of Hiawassee non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company bears all future losses on that portfolio of foreclosed properties.

Transactions in OREO for the three months ended March 31, 2016 and 2015 are summarized below:

	Three months ended
	March 31,
Non-Covered OREO	2016	2015

Beginning balance	$4,211	$8,979
Additions	1,557	1,587
Sales	(2,163)	(1,894)
Writedowns	(180)	(102)
Ending balance	$3,425	$8,570

Covered OREO	2016	2015

Beginning balance	$1,240	$3,011
Additions	-	479
Sales	(230)	(1,775)
Writedowns	(25)	(2)
Ending balance	$985	$1,713

As of March 31, 2016, the Company has $2.1 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

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

As of March 31, 2016 and December 31, 2015, the Company had a net DTA in the amount of approximately $30.1 million and $29.0 million, respectively. The increase is a function of deferred tax assets related to the merger with First Capital, partially offset by first quarter 2016 earnings and increases in the fair value of available-for-sale securities. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of March 31, 2016 and December 31, 2015 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either March 31, 2016 or December 31, 2015.

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

For the three months ended March 31, 2016, the Company issued 24,100 restricted stock awards and 1,300 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 98,349 shares in open market transactions and acquired 92,619 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. In addition, during the three months ended March 31, 2016, 27,015 restricted shares were forfeited. For the three months ended March 31, 2015, the Company issued 25,078 shares pursuant to the exercise of stock options, issued 6,500 restricted stock awards and 4,500 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 3,800 shares in open market transactions and acquired 9,665 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying condensed consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended
	March 31,
	2016	2015

Weighted-average number of common shares outstanding excluding unvested restricted shares	52,243,461	43,957,440

Effect of dilutive stock options and unvested restricted shares	356,123	369,393

Weighted-average number of common shares and dilutive potential common shares outstanding	52,599,584	44,326,833

There were 1,847,440 outstanding options and 676,586 outstanding unvested restricted shares that were anti-dilutive for the three months ended March 31, 2016. There were 247,053 dilutive stock options and 109,071 dilutive unvested restricted shares outstanding for the three months ended March 31, 2016.

There were 1,873,978 outstanding options and 762,811 outstanding unvested restricted shares that were anti-dilutive for the three months ended March 31, 2015. There were 250,026 dilutive stock options and 119,367 dilutive unvested restricted shares outstanding for the three months ended March 31, 2015.

At March 31, 2016, 436,590 of the outstanding restricted shares had stock price-based performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively. During the quarter ended March 31, 2016, 117,810 restricted shares with stock price-based performance conditions vested in accordance with a separation agreement between the Company and one of the holders of the stock price performance-based restricted shares.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 10 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At March 31, 2016, the Company had $731.1 million of pre-approved but unused lines of credit, $22.2 million of standby letters of credit and $267 thousand of commercial letters of credit. At December 31, 2015, the Company had $514.8 million of pre-approved but unused lines of credit, $9.1 million of standby letters of credit and $267 thousand of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

Note 11 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors and swaps, to meet the needs of its customers while managing the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		March 31, 2016			December 31, 2015

			Estimated Fair Value			Estimated Fair Value
		Notional			Notional
	Balance Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:	Other assets and
Pay fixed swaps with counterparty	other liabilities	$45,000	$-	$3,201	$70,000	$-	$3,788

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liablities	23,599	-	711	23,118	-	344

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets	100,708	5,729	-	97,571	3,174	-
Matched interest rate swaps with counterparty	Other liabilities	100,708	-	6,104	97,571	-	3,174
Matched foreign exchange contract with borrower	Other assets	397	3	-	662	19	-
Matched foreign exchange contract with counterparty	Other liabilities	397	-	3	662	-	19
		202,210	5,732	6,107	196,466	3,193	3,193

Total derivatives		$270,809	$5,732	$10,019	$289,584	$3,193	$7,325

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(779) thousand and $(1.4) million at March 31, 2016 and December 31, 2015, respectively, and is included in other liabilities.

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. In January 2016, the $25.0 million two-year forward starting swap was terminated, resulting in a $1.9 million breakage fee. This breakage fee will be amortized into interest expense over the remaining life of the underlying instruments of approximately 60 months. The remaining derivative instruments are carried at a fair market value of $(2.4) million at March 31, 2016 and December 31, 2015, and are included in other liabilities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At March 31, 2016, the Company had loan swaps, with an aggregate notional amount of $23.6 million, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate. At December 31, 2015, the Company had loan swaps, with an aggregate notional amount of $23.1 million, accounted for as fair value hedges.

To meet the needs of the Company’s customers, at March 31, 2016 the Company had interest rate swap agreements in place to convert certain fixed-rate receivables to floating rates. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had a notional amount of $100.7 million at March 31, 2016 and are included in other assets and other liabilities at their fair values of $5.9 million and $6.1 million, respectively. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

At December 31, 2015, the interest rate swaps had a notional amount of $97.6 million representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $2.9 million.

In 2015, the Company began entering into foreign exchange contracts to convert Euros to U.S. Dollars on behalf of the Company’s customers. To offset this foreign exchange risk, the Company has entered into substantially identical agreements with a third party to hedge these foreign exchange contracts. The contracts are used to offset exposure to foreign currency risk associated with non-U.S. dollar transactions. The foreign exchange contracts had a notional amount of $397 thousand at March 31, 2016 representing the amount of contracts outstanding in U.S. dollars, and are included in other assets and other liabilities at their fair value of $3 thousand. All changes in fair value are recorded as other noninterest income and other noninterest expense. The notional amount of foreign exchange contracts at December 31, 2015 were $662 thousand, and were included in other assets and other liabilities at their fair value of $19 thousand.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table details the location and amounts recognized in the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss)			Pre-tax gain (loss) reclassified
	recognized in OCI			from AOCI into income
	For the three months ended			For the three months ended
	March 31,		Location of amounts reclassified	March 31,
	2016	2015	from AOCI into Income	2016	2015

Cash flow hedges:
Interest rate contracts	$587	$(1,257)	Total interest expense	$73	$103

		Pre-tax gain (loss)
		recognized in income
		For the three months ended
	Location of amounts	March 31,
	recognized in income	2016	2015
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(73)	$(104)

Not designated as hedges:
Client-related interest rate contracts	Other income	(145)	(76)
		$(218)	$(180)

Because of the unfavorable position of outstanding swap instruments at March 31, 2016 and December 31, 2015, the Company posted collateral of approximately $10.0 million and $10.5 million, respectively, with the related counterparties.

Note 12 – Accumulated Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income are presented in the following table. Reclassification adjustments related to securities available for sale are included in gain on sale of securities available-for-sale in the accompanying Condensed Consolidated Statements of Income. Amortization of net unrealized losses on securities transferred to held-to-maturity is included in interest income on taxable investment securities in the accompanying Condensed Consolidated Statements of Income.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$4,691	$1,734	$2,957	$2,985	$1,106	$1,879
Change in net unrealized loss on securities transferred to held to maturity	26	27	(1)	137	58	79
Reclassification adjustment for net losses recognized in net income	6	(2)	8	-	-	-
Total securities available for sale and transferred securities	4,723	1,759	2,964	3,122	1,164	1,958

Derivatives:
Change in the accumulated gains (losses) on effective cash flow hedge derivatives	587	284	303	(1,257)	(474)	(783)
Reclassification adjustment for interest payments	73	(27)	100	103	39	64
Total derivatives	660	257	403	(1,154)	(435)	(719)

Total other comprehensive income	$5,383	$2,016	$3,367	$1,968	$729	$1,239

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$564	$(1,065)	$(2,362)	$(2,863)
Other comprehensive income (loss) before reclassifications	2,957	(1)	303	3,258
Amounts reclassified from accumulated other comprehensive loss	8	-	100	109
Transfer of securities from available for sale to held to maturity	(26)	26	-	-
Net other comprehensive income during the period	2,939	25	403	3,367
Balance, March 31, 2016	$3,503	$(1,040)	$(1,959)	$504

Balance, January 1, 2015	$1,313	$(1,282)	$(1,506)	$(1,475)
Other comprehensive income (loss) before reclassifications	1,958	-	(719)	1,239
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Transfer of securities from available for sale to held to maturity	(79)	79	-	-
Net other comprehensive income (loss) during the period	1,879	79	(719)	1,239
Balance, March 31, 2015	$3,192	$(1,203)	$(2,225)	$(236)

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

Loans Held for Sale -For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

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

Derivative Instruments – The fair value of derivative instruments, including interest rate swaps and swap fair value hedges, is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2016 and December 31, 2015 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Financial assets:
Cash and cash equivalents	$92,452	$92,452	$92,452	$-	$-
Investment securities available-for-sale	396,863	396,863	1,149	394,354	1,360
Investment securities held-to-maturity	104,459	108,065	-	108,065	-
Nonmarketable equity securities	13,118	13,118	-	13,118	-
Loans held for sale	7,593	7,593	-	7,593	-
Loans, net of allowance	2,269,311	2,225,745	-	100,708	2,125,037
FDIC indemnification asset	1,477	1,521	-	-	1,521
Accrued interest receivable	6,611	6,611	-	6,611	-
Derivative instruments	5,732	5,732	-	5,732	-

Financial liabilities:
Deposits with no stated maturity	1,724,894	1,724,894	-	1,724,894	-
Deposits with stated maturities	773,089	775,048	-	775,048	-
Borrowings	268,014	267,898	-	267,898	-
Accrued interest payable	912	912	-	912	-
Derivative instruments	10,019	10,019	-	10,019	-

December 31, 2015
Financial assets:
Cash and cash equivalents	$70,526	$70,526	$70,526	$-	-
Investment securities available-for-sale	384,934	384,934	1,157	382,277	1,500
Investment securities held-to-maturity	106,458	107,629	-	107,629	-
Nonmarketable equity securities	11,366	11,366	-	11,366	-
Loans held for sale	4,943	4,943	-	4,943	-
Loans, net of allowance	1,732,751	1,674,081	-	32,117	1,641,964
FDIC indemnification asset	943	925	-	-	925
Accrued interest receivable	5,082	5,082	-	5,082	-
Derivative instruments	3,193	3,193	-	3,193	-

Financial liabilities:
Deposits with no stated maturity	1,412,882	1,412,882	-	1,412,882	-
Deposits with stated maturities	539,780	541,823	-	541,823	-
Borrowings	239,262	239,159	-	239,159	-
Accrued interest payable	515	515	-	515	-
Derivative instruments	7,325	7,325	-	7,325	-

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

At March 31, 2016 and December 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at March 31, 2016 and December 31, 2015 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
March 31, 2016
U.S. Government agencies	$-	$510	$-	$510
Municipal securities	-	14,134	-	14,134
Residential agency pass-through securities	-	155,828	-	155,828
Residential collateralized mortgage obligations	-	137,603	-	137,603
Asset-backed securities	-	86,279	-	86,279
Corporate and other securities	-	-	1,360	1,360
All other equity securities	1,149	-	-	1,149
Fair value loans	-	100,708	-	100,708
Derivative instruments	-	(4,287)	-	(4,287)

December 31, 2015
U.S. Government agencies	$-	$514	$-	$514
Municipal securities	-	14,796	-	14,796
Residential agency pass-through securities	-	131,460	-	131,460
Residential collateralized mortgage obligations	-	151,631	-	151,631
Commercial mortgage-backed obligations	-	4,756	-	4,756
Asset-backed securities	-	79,120	-	79,120
Corporate and other securities	-	-	1,500	1,500
All other equity securities	1,157	-	-	1,157
Fair value loans	-	32,117	-	32,117
Derivative instruments	-	(4,132)	-	(4,132)

Securities measured on a Level 3 recurring basis at March 31, 2016 and December 31, 2015 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market.     There were no transfers between valuation levels for any accounts for the three months ended March 31, 2016 and 2015. If different valuation techniques were deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and March 31, 2015.

	Securities Available for Sale
	Three Months Ended March 31,
	2016	2015

Fair value, beginning of the period	$1,500	$1,570
Change in unrealized gain recognized in other comprehensive income	(140)	(2)
Fair value, end of the period	$1,360	$1,568

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015:

Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
March 31, 2016
OREO	$-	$-	$1,351	$1,351
Impaired loans:
Residential construction	-	-	23	23

December 31, 2015
OREO	$-	$-	$5,451	$5,451
Impaired loans:
CRE - investor income producing	-	-	365	365
Residential mortgage	-	-	725	725
Residential construction	-	-	251	251

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended March 31, 2016, OREO with a carrying value of $1.1 million was written down by $205 thousand to $916 thousand. During the three months ended March 31, 2015, OREO with a carrying value of $905 thousand was written down by $104 thousand to $795 thousand.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2016.

							Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Average Discount

OREO	$1,351	Appraisals	Discount to reflect current	0%	-	30%	18.94%
			market conditions

Impaired loans	23	Collateral based	Discount to reflect current	0%	-	60%	31.68%
		measurements	market conditions and
			ultimate collectability
	$1,374

Note 14 – Shareholders’ Equity

The Company maintains share-based plans for directors and employees to attract, retain and provide incentives for key employees in the form of incentive and non-qualified stock options and restricted stock. As a result of the First Capital merger, the Company assumed the First Capital Bancorp, Inc. 2010 Stock Incentive Plan (renamed the Park Sterling Corporation 2010 Stock Incentive Plan) which had 184,789 shares available for issuance under the plan at the effective date of the merger. The total number of shares available for issuance under all outstanding share-based plans is 826,201 as of March 31, 2016.

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2015	2,094,493	$7.43	3.73	$1,518,937	959,309	$5.02	$6,966,295
Restricted shares granted	-	-	-	-	24,100	6.67	-
Restricted shares vested	-	-	-	-	(170,737)	6.27	-
Expired and forfeited	-	-	-	-	(27,015)	6.70	-

At March 31, 2016	2,094,493	$7.43	3.48	$518,258	785,657	$5.10	$5,032,636

Exercisable at March 31, 2016	2,086,993

At March 31, 2016, unrecognized compensation cost related to nonvested stock options of $16 thousand is expected to be recognized over a weighted-average period of 0.77 years. Total compensation expense for stock options was $13 thousand and $11 thousand for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, unrecognized compensation cost related to nonvested restricted shares of $1.5 million is expected to be recognized over a weighted-average period of 0.90 years. Total compensation expense for restricted shares was $283 thousand and $290 thousand for the three months ended March 31, 2016 and 2015, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 15 – Subsequent Event

Dividend Declaration

On April 27, 2016, the Company announced that its Board of Directors declared a quarterly dividend of $0.03 per common share, payable on May 24, 2016 to all common shareholders of record as of the close of business on May 10, 2016.

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

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016 (the “2015 Form 10-K”) and in any of the Company’s subsequent filings with the SEC: failure to realize synergies and other financial benefits from the First Capital merger within expected time frames; increases in expected costs or decreases in expected savings or difficulties related to merger integration matters; inability to identify and successfully negotiate and complete additional combinations with other potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; failure to generate an adequate return on investment related to new branches or other hiring initiatives; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, including new online and mobile banking platforms for treasury services, opening of de novo branches, or otherwise; inability to capitalize on identified revenue enhancements or expense management opportunities; inability to generate future ATM and card income from marketing expenses; variability in the performance of covered loans and associated loss-share related expenses; the effects of negative or soft economic conditions, including stress in the commercial real estate markets or failure of continued recovery in the residential real estate markets; changes in consumer and investor confidence and the related impact on financial markets and institutions; changes in interest rates; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the credit quality of the loan portfolio or in the value of the collateral securing those loans; deterioration in the value of securities held in the investment securities portfolio; the possibility of recognizing other than temporary impairments on holdings of collateralized loan obligation securities as a result of the Volcker Rule; the impacts on the Company of a potential increasing rate environment; the potential impacts of any government shutdown or debt ceiling impasse, including the risk of a United States credit rating downgrade or default, or continued global economic instability, which could cause disruptions in the financial markets, impact interest rates, and cause other potential unforeseen consequences; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three-month period ended March 31, 2016. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $2.7 million, or $0.05 per share, for the three months ended March 31, 2016 compared to $3.8 million, or $0.09 per share, for the three months ended March 31, 2015. Changes in net income from the first quarter of 2015 include a 30.2% increase in net interest income and a 5.0% increase in noninterest income, which were more than offset by a 36.7% increase in noninterest expense levels driven by the acquisition of First Capital Bancorp, Inc. (“First Capital”) on January 1, 2016, and a $376 thousand increase in provision for loan losses driven by organic loan growth.

The Company reported adjusted net income, which excludes merger-related expenses and gain or loss on sale of securities, of $6.2 million, or $0.12 per share, for the three months ended March 31, 2016, compared to $3.9 million, or $0.09 per share, for the three months ended March 31, 2015. The increase in adjusted net income resulted from higher net interest and noninterest income, partially offset by the increase in noninterest expenses, again driven primarily by the acquisition of First Capital, an increase in provision for loan losses.

Net interest margin was 3.78% at March 31, 2016, representing a 6 basis point decrease from 3.84% at March 31, 2015. This reduction resulted primarily from a 4 basis point decrease in yield on loans, due primarily to lower interest rates on new loans, and a 22 basis point increase in the cost of interest-bearing liabilities, due to an increase in cost of long-term borrowings, which includes a $30 million senior unsecured term loan entered into in late 2015 to fund the cash consideration of the First Capital merger, offset by the recognition of $1.0 million of acquired performing fair value marks related to the acquisition of First Capital loans into income during the period.

Total assets increased $639.5million, or 25.4%, to $3.2 billion at March 31, 2016, compared to total assets of $2.5 billion at December 31, 2015. Cash and equivalents increased 31.1%, total investments increased 3.0% and total loans increased 30.9%, to $2.3 billion due primarily to the acquisition of First Capital, as well as continued success in origination efforts.

Asset quality remains a point of strength for the Company with nonperforming loans to total loans of 0.42% and nonperforming assets to total assets of 0.44% at March 31, 2016. Nonperforming loans increased 16%, to $9.6 million, or 0.42% of total loans, at March 31, 2016, compared to $8.3 million, or 0.47% of total loans, at December 31, 2015. Nonperforming assets increased to $14.0 million, or 0.44% of total assets, at March 31, 2016, compared to $13.7 million, or 0.54% of total assets, at December 31, 2015.

Total deposits increased 27.9%, to $2.50 billion at March 31, 2016, compared to $1.95 billion at December 31, 2015, due to the acquisition of First Capital and solid results in both retail and commercial banking as the Company has continued to emphasize growing transaction account relationships. Total shareholders’ equity increased 22.8%, to $349.5 million at March 31, 2016 compared to $284.7 million at December 31, 2014, driven by the issuance of shares in connection with the acquisition of First Capital, retained earnings and an increase in unrealized gains in the marketable securities portfolio. The Company’s ratio of total common equity to total assets decreased to 11.08% at March 31, 2016 from 11.32% at December 31, 2015. The Company’s ratio of tangible common equity to tangible assets decreased to 8.87% at March 31, 2016 from 9.93% at December 31, 2015. The Company’s Tier 1 leverage ratio decreased to 9.76% at March 31, 2016 from 11.00% at December 31, 2015, primarily due to higher intangible assets as a result of the First Capital acquisition.

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

On January 1, 2016, the Company completed its acquisition of First Capital pursuant to the Agreement and Plan of Merger, dated as of September 30, 2015 (the “Agreement”), under which First Capital, a bank holding company headquartered in Richmond, Virginia, was merged with and into the Company with the Company as the surviving entity. Pursuant to the Agreement, upon completion of the merger, First Capital common shareholders received either $5.54 in cash or 0.7748 Park Sterling shares for each First Capital share they held, subject to the limitation that the total consideration for shareholders consisted of 30.0% in cash and 70.0% in Park Sterling shares; First Capital warrant holders received either $1.77 in cash or 0.24755 Park Sterling shares for each First Capital warrant they held, subject to the limitation that the total consideration for warrant holders consisted of 30.0% in cash and 70.0% in Park Sterling shares; and each outstanding option to purchase shares of First Capital common stock was converted into the right to receive cash equal to the product of (a) $5.54 minus the per share exercise price of such option, and (b) the number of shares of First Capital common stock subject to the option. Simultaneously with completion of the merger, First Capital Bank merged into the Bank. The merger helps us achieve our strategic goal of building out our Richmond presence by significantly enhancing our local branch network and adding talented bankers and leadership to our local team while increasing our operating scale to drive efficiencies and position the Company for accelerated revenue growth opportunities to further strengthen financial returns to shareholders.

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

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	March 31,	December 31,
	2016	2015
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$3,153,737	$2,514,264
Less: intangible assets	(76,520)	(38,768)
Tangible assets	$3,077,217	$2,475,496

Total common equity	$349,511	$284,704
Less: intangible assets	(76,520)	(38,768)
Tangible common equity	$272,991	$245,936

Tangible common equity	272,991	245,936
Divided by: tangible assets	3,077,217	2,475,496
Tangible common equity to tangible assets	8.87%	9.93%
Common equity to assets	11.08%	11.32%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$9,832	$9,064
Plus: acquisition accounting net FMV adjustments to acquired loans	33,589	28,173
Adjusted allowance for loan losses	$43,421	$37,237
Divided by: total loans (excluding LHFS before FMV adjustments)	2,312,732	1,769,988
Adjusted allowance for loan losses to total loans	1.88%	2.10%
Allowance for loan losses to total loans	0.43%	0.51%

	Three months ended
	March 31,	March 31,
	2016	2015
Adjusted net income	(dollars in thousands)
Pretax income (as reported)	$4,615	$5,608
Plus: merger-related expenses	5,193	122
(gain) loss on sale of securities	6	-
Adjusted pretax income	9,814	5,730
Tax expense	3,646	1,867
Adjusted net income	$6,168	$3,863

Divided by: weighted average diluted shares	52,599,584	44,326,833
Adjusted net income per share	$0.12	$0.09
Estimated tax rate for adjustment	34.09%	34.23%

Adjusted noninterest expense
Noninterest expense	$26,153	$19,139
Less: merger-related expenses	(5,193)	(122)
Adjusted noninterest expense	$20,960	$19,017

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

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements and accompanying notes (the “2015 Audited Financial Statements”) included in the 2015 Form 10-K. While all of these policies are important to understanding the Unaudited Financial Statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

At March 31, 2016, PCI loans represent loans acquired in connection with the acquisitions of Community Capital Corporation (“Community Capital”), Citizens South Banking Corporation (“Citizens South”), Provident Community Bancshares, Inc. (“Provident Community”) and First Capital, that were deemed credit impaired at the time of acquisition. PCI loans that had been classified as nonperforming loans by these institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portion related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any segment. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans and Allowance for Loan Losses to the 2015 Audited Financial Statements, and Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

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

FDIC Indemnification Asset. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the related covered assets because the indemnification asset is not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and thus amortization through noninterest income. Impairment of the underlying covered assets will increase the cash flows of the FDIC indemnification asset and result in a credit to the provision for loan losses for acquired loans. Impairment and, when applicable, its subsequent reversal are included in the provision for loan losses in the condensed consolidated statements of income.

The purchase and assumption agreements between the Bank and the FDIC, as discussed in Note 6 – FDIC Loss Share Agreements to the 2015 Audited Financial Statements, and Note 6 – FDIC Loss Share Agreements to the Unaudited Financial Statements included in this Form 10-Q, each contain a provision that obligates the Bank to make a true-up payment to the FDIC if the realized losses of each of the applicable acquired banks are less than expected. Any such true-up payment that is materially higher than current estimates could have a negative effect on our business, financial condition and results of operations. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term of the loss sharing agreements and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

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

As of March 31, 2016 and December 31, 2015, we had a net DTA in the amount of approximately $30.1 million and $29.0 million, respectively. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either March 31, 2016 or December 31, 2015.

Additional information regarding our income taxes is presented in Note 12 —Income Taxes to the 2015 Audited Financial Statements and Note 8- Income Taxes to the Unaudited Financial Statements included in this Form 10-Q.

Financial Condition at March 31, 2016 and December 31, 2015

Total assets increased $639.5 million to $3.2 billion at March 31, 2016 compared to total assets of $2.5 billion at December 31, 2015. During the three months, cash and interest-earning balances increased $21.9 million, or 31.1%, to $81.2 million at March 31, 2016 from $70.3 million at December 31, 2015; total loans increased $537.3 million, or 30.9%, to $2.3 billion at March 31, 2016 from $1.7 billion at December 31, 2015; and investment securities, which include available-for-sale and held-to-maturity securities, increased slightly to $501.3 million at March 31, 2016 from $491.4 million at December 31, 2015. These increases were all driven by the acquisition of First Capital and organic growth during the period.

Total liabilities of $2.8 billion at March 31, 2016 increased $574.7 million, or 25.8%, compared to total liabilities of $2.2 billion at December 31, 2015. Total deposits increased $545.3 million, or 27.9%, to $2.5 billion at March 31, 2016 reflecting both the acquisition of First Capital as well as solid results in commercial and retail banking Total borrowings increased $28.8 million, or 12.0%, to $268.0 million at March 31, 2016 from $239.3 million at December 31, 2014, including an increase of $8.6 million in trust preferred subordinated debt, net of acquisition accounting fair market value adjustments, assumed in the First Capital acquisition and the incurrence of an additional $20 million of FHLB borrowings.

Total shareholders’ equity increased $64.8 million, or 22.8%, during the first three months to $349.5 million at March 31, 2016. The $64.8 million increase was due to $61.3 million related to the 8,376,094 shares issued in connection with the acquisition of First Capital, $2.7 million of net income for the three months ended March 31, 2016, a $3.4 million improvement in accumulated other comprehensive income resulting from unrealized securities gains and $294 thousand of net share-based compensation. These increases were partially offset by the repurchase of 98,349 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program, the acquisition of 92,619 shares in connection with satisfaction of tax withholding obligations on vested restricted stock and $1.6 million of dividends on common stock.

The following table presents selected ratios for the Company for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015:

Selected Ratios

	Three months ended		Twelve months
	March 31,		ended
	(annualized)		December 31,
	2016	2015	2015
Return on Average Assets	0.35%	0.64%	0.68%

Return on Average Equity	3.16%	5.52%	5.90%

Period End Equity to Total Assets	11.08%	11.64%	11.32%

Investment Securities and Other Earning Assets

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At March 31, 2016, investment securities totaled $501.3 million compared to $491.4 million at December 31, 2015. Securities available-for-sale of $100.1 million were sold in the three months ended March 31, 2016 resulting in gross gains of $94 thousand and gross losses of $100 thousand. There were no sales of securities available-for-sale during the three months ended March 31, 2015. Sales of securities during the first quarter of 2016 were driven by the sale of securities acquired from First Capital.

At March 31, 2016, our available-for-sale investment portfolio had a net unrealized gain of $5.6 million compared to a $903 thousand net unrealized gain at December 31, 2015. The improvement in the unrealized gain is a result of an improvement in market rates at period end. There were no securities with an unrealized loss deemed to be other than temporary at March 31, 2016 or December 31, 2015.

The “Volcker Rule” under the Dodd Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). At March 31, 2016 and December 31, 2015, the Company held a collateralized loan obligation (“CLO”) with a fair value of $5.0 million, which was included in asset-backed securities, that currently would be prohibited under the Volcker Rule unless the collateral eligibility language in the CLO is amended to comply with the new bank investment criteria under the Volcker Rule. The net unrealized loss of the prohibited CLO was $64,150 and $57,300 at March 31, 2016 and December 31, 2015, respectively. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules. The Company held no other security types potentially affected by the Volcker Rule at March 31, 2016.

At March 31, 2016, we had $47.1 million in interest-bearing deposits at correspondent banks, all of which was on deposit with the Federal Reserve Bank, compared to $16.5 million in interest-bearing deposits at correspondent banks at December 31, 2015. This increase reflects the deposit of cash that was maintained on hand at December 31, 2015 in anticipation of the First Capital merger, which ultimately was funded with proceeds from a senior unsecured term loan.

Loans

We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts or portfolio managers are responsible for underwriting and assigning proper risk grades for all commercial loans with exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and supporting documents which outline the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure. A management-level loan committee reviews all loans greater than $3 million and is responsible for approving all credits in excess of the chief credit officer and senior credit officers’ lending authority, which was $5 million at March 31, 2016.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our current AC&D loan origination is focused on 1–4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve over the past three years due to increasing new home sales in our primary markets. As of March 31, 2016, approximately 2% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $177.6 million as of March 31, 2016. HELOCs typically have a draw period of 10 years followed by a 10- or 15- year repayment period. During the draw period, a borrower is only required to make interest payments. Once the draw period has concluded, the line is typically placed on a 1% repayment schedule or is renewed. Management closely monitors HELOCs for end-of-draw periods and works with customers as the end-of-draw approaches. Reviews of all outstanding HELOCs are performed on at least a semi-annual basis.

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

At March 31, 2016, total loans, net of deferred fees and excluding loans held for sale, increased $537.3 million compared to December 31, 2015 due to the acquisition of First Capital and organic loan growth. Our metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina, Greenville and Charleston, South Carolina and Richmond, Virginia, reported a $550.3 million, or 57%, increase in total loans from December 31, 2015 to $1.5 billion at March31, 2016, due to the addition of First Capital, which added $500 million in loans in the Richmond market, as well as continued success in origination efforts. The community markets reported a $13.5 million, or 4%, decrease in total loans from December 31, 2015 to $349.0 million at March 31, 2016, primarily due to more limited attractive lending opportunities. The Company’s central business units, which primarily include mortgage, builder finance, private banking and special assets, remained flat as growth in mortgage, private banking and builder finance offset reductions in special asset loans, including covered loans.

The acquisition of First Capital led to a shift in the portfolio from December 31, 2015 to March 31, 2016. The combination of commercial and industrial and owner-occupied real estate loans decreased to 31% of total loans at March 31, 2016 from 32% of total loans at December 31, 2015. Investor income producing commercial real estate increased to 32% from 29% of total loans and AC&D loans increased to 14% of total loans as compared to 10% of total loans at December 31, 2015. Total consumer loans decreased to 23% from 28% of total loans, with residential mortgages decreasing to 10%, home equity lines of credit decreasing to 8% and residential construction decreasing to 3%, of total loans.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of March 31, 2016 and December 31, 2015. Details of the seven environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

Allowance Allocation by Component

	March 31, 2016
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$595	6.05%	$1,452	14.77%	$-	0.00%
CRE - owner-occupied	-	0.00%	84	0.86%	1,024	10.42%	-	0.00%
CRE - investor income producing	-	0.00%	413	4.20%	1,804	18.35%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	381	3.88%	-	0.00%
AC&D - lots, land & development	-	0.00%	-	0.00%	398	4.05%	-	0.00%
AC&D - CRE	-	0.00%	43	0.44%	765	7.78%	-	0.00%
Other commercial	-	0.00%	-	0.00%	67	0.68%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	118	1.20%	605	6.15%	-	0.00%
Home equity lines of credit	191	1.94%	295	3.00%	907	9.22%	-	0.00%
Residential construction	1	0.01%	20	0.20%	429	4.36%	-	0.00%
Other loans to individuals	-	0.00%	2	0.02%	238	2.42%	-	0.00%
	$192	1.95%	$1,570	15.97%	$8,070	82.08%	$-	0.00%

	December 31, 2015
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$745	8.22%	$1,076	11.87%	$-	0.00%
CRE - owner-occupied	-	0.00%	116	1.28%	1,019	11.24%	-	0.00%
CRE - investor income producing	-	0.00%	726	8.01%	1,373	15.15%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	247	2.73%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	278	3.07%	-	0.00%
AC&D - CRE	-	0.00%	37	0.41%	642	7.08%	-	0.00%
Other commercial	-	0.00%	-	0.00%	69	0.76%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	169	1.86%	503	5.55%	-	0.00%
HELOC	192	2.12%	286	3.16%	859	9.48%	-	0.00%
Residential construction	-	0.00%	253	2.79%	208	2.29%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	266	2.93%	-	0.00%

Total	$192	2.12%	$2,332	25.73%	$6,540	72.15%	$-	0.00%

The allowance for loan losses was $9.8 million, or 0.43% of total loans, at March 31, 2016 compared to $9.1million, or 0.52% of total loans, at December 31, 2015. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of an increase of $1.5 million in the qualitative component of the allowance primarily due to organic loan growth and the additional provision recorded for the purchased performing loans from Citizens South and Provident Community. These increases were offset by a decrease of $762 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of net recoveries. There was no change in specific reserves for the quarter ended March 31, 2016.

In accordance with GAAP, loans acquired from Community Capital, Citizens South, Provident Community and First Capital were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At March 31, 2016, acquired loans comprised 37% of our total loans, compared to 22% at December 31, 2015. The ratio of the allowance for loan losses to total loans was 0.43% at March 31, 2016 and 0.52% at December 31, 2015. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 1.91% at March 31, 2016 and 2.14% at December 31, 2015. Adjusted allowance for loan losses to loans is a non-GAAP financial measure which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both March 31, 2016 and December 31, 2015, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $14.0 million, or 0.44% of total assets at March 31, 2016 compared to $13.7 million, or 0.54%, of total assets at December 31, 2015. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, increased $1.3 million, or 16%, to $9.6 million, or 0.42% of total loans at March 31, 2016, compared to $8.3 million, or 0.47% of total loans at December 31, 2015. The increase in nonperforming loans was due primarily to two relationships. One of the relationships totaling $1.5 million became past due during the quarter; however, a sales contract for the underlying collateral is in place and full resolution is anticipated. Nonperforming assets at March 31, 2016 include $1.0 million of covered OREO representing 7% of total nonperforming assets at March 31, 2016, compared to $1.2 million of covered OREO representing 9% of total nonperforming assets at December 31, 2015.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans increased $2.3 million, or 52%, in the first quarter of 2016 from $4.3 million at December 31, 2015 to $6.6 million at March 31, 2016 due to the addition of two relationships noted above. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At March 31, 2016, nonaccrual TDR loans were $471 thousand and had no related allowance recorded. At December 31, 2015, nonaccrual TDR loans were $466 thousand and had no related allowances recorded. Accruing TDRs totaled $2.7 million at March 31, 2016 and $2.8 million at December 31, 2015 and had related allowances of $192 thousand recorded at both March 31, 2016 and December 31, 2015.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated periodically and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) generally greater than $150 thousand as well as selected other loans as deemed appropriate. At March 31, 2016, we maintained “watch loans” totaling $36.8 million compared to $31.2 million at December 31, 2015. Approximately $10 million and $6 million of the watch loans at March 31, 2016 and December 31, 2015, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At March 31, 2016, OREO totaled $4.4 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $1.0 million of OREO covered under the FDIC loss share agreements. At December 31, 2015, OREO totaled $5.5 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total was $1.2 million of OREO covered under the FDIC loss share agreements. The Company currently expects 80% of losses and associated expenses on covered OREO to be reimbursed under its FDIC loss share agreements.

Deposits and Other Borrowings

We offer a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts and certificates of deposit, at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. We regularly evaluate the internal cost of funds, survey rates offered by competing institutions, review cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate.

Total deposits at March 31, 2016 were $2.5 billion, an increase of $545.3 million, or 27.9%, from December 31, 2015. Noninterest bearing demand deposits increased $118.2 million, or 33.7%, and represented 19% of total deposits at March 31, 2016. Non-brokered money market, NOW and savings deposits increased $194.9 million, or 19.5%. Non-brokered time deposits increased $200.2 million, or 42.0%, and brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, increased $32.1 million, or 25.0%. Increases were primarily due to the acquisition of First Capital and strong retail sales efforts. The following is a summary of deposits at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Noninterest bearing demand deposits	$469,046	$350,836
Interest-bearing demand deposits	434,025	407,204
Money market deposits	664,154	500,569
Savings	93,730	89,271
Brokered deposits	160,459	128,390
Certificates of deposit and other time deposits	676,569	476,392
Total deposits	$2,497,983	$1,952,662

Total borrowings increased $28.8 million to $268.0 million at March 31, 2016 compared to $239.3 million at December 31, 2015. Borrowings at March 31, 2016 include $33.0 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt related to trust preferred securities, of which $8.6 million was assumed in connection with the acquisition of First Capital, and $205.0 million of FHLB borrowings.

The following table details short and long-term borrowings at March 31, 2016 and December 31, 2015:

			March 31, 2016		December 31, 2015
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
FHLB Daily Rate Credit	1/6/2016	0.4900%	-		$10,000
FHLB Fixed Rate Credit	1/11/2016	0.3900%	-		80,000
FHLB Fixed Rate Credit	1/21/2016	0.3800%	-		40,000
FHLB Adjustable Rate Credit	1/7/2016	0.3532%	-		10,000
FHLB Adjustable Rate Credit	1/7/2016	0.3532%	-		10,000
FHLB Adjustable Rate Credit	1/21/2016	0.3567%	-		15,000
FHLB Fixed Rate Credit	4/7/2016	0.4300%	70,000		-
FHLB Fixed Rate Credit	4/18/2016	0.4000%	80,000		-
FHLB Fixed Rate Hybrid	9/26/2016	1.9050%	5,000		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.0675%	5,000		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.2588%	5,000		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.0250%	5,000		5,000
Total short-term borrowings			170,000	0.61%	185,000	0.57%

Long-term borrowings:
FHLB Adjustable Rate Credit	7/7/2017	0.6469%	20,000		-
FHLB Adjustable Rate Credit	7/21/2017	0.6513%	15,000		-
Total Federal Home Loan Bank			35,000	0.65%	-	0.00%
Junior subordinated debt	06/15/36	2.1839%	6,419		6,371
Junior subordinated debt	12/15/35	2.2039%	9,814		9,743
Junior subordinated debt	10/01/36	2.3522%	2,741		2,724
Junior subordinated debt	03/01/37	2.3751%	5,457		5,424
Junior subordinated debt	09/21/36	2.3339%	3,799		-
Junior subordinated debt	01/10/24	4.8012%	4,784		-
Senior unsecured term loan	12/18/22	4.7500%	30,000		30,000
Total long-term borrowings			63,014	3.64%	54,262	3.56%
Total borrowings			$268,014		$239,262

Results of Operations

The following table summarizes components of net income and the changes in those components for the three months ended March 31, 2016 and 2015:

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2016	2015	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Gross interest income	$30,162	$22,185	$7,977	36.0%
Gross interest expense	3,565	1,759	1,806	102.7%
Net interest income	26,597	20,426	6,171	30.2%

Provision for loan losses	556	180	376	208.9%

Noninterest income	4,727	4,501	226	5.0%
Noninterest expense	26,153	19,139	7,014	36.6%
Net income before taxes	4,615	5,608	(993)	-17.7%

Income tax expense	1,874	1,825	49	2.7%

Net income	$2,741	$3,783	$(1,042)	-27.5%

Net Income. Net income for the three months ended March 31, 2016 was $2.7 million, compared to $3.8 million for the three months ended March 31, 2015. Changes in net income from the first quarter of 2015 include a 30.2% increase in net interest income and a 5.0% increase in noninterest income, which were more than offset by a 36.6% increase in noninterest expense levels and a $376 thousand increase in provision for loan losses. Annualized return on average assets decreased during the three-month period ended March 31, 2016 to 0.35% from 0.64% for the same period in 2015 due primarily to merger related expenses. Annualized return on average equity decreased to 3.16% for the three-month period ended March 31, 2016 from 5.52% for the three-month period ended March 31, 2015, also due to merger-related expenses.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $26.6 million for the three-month period ended March 31, 2016 from $20.4 million for the three months ended March 31, 2015. The increase is primarily due to an increase in average interest earning assets, which represented both the acquisition of First Capital and organic loan growth, as well as additional interest income driven by the recognition of $1.0 million of the purchased performing fair value mark related to the acquisition of First Capital loans into income during the period.

Total average interest-earning assets increased to $2.8 billion in the three months ended March 31, 2016 compared to $2.2 billion in the three months ended March 31, 2015. Average balances of total interest-bearing liabilities increased to $2.3 billion in the three-month period ended March 31, 2016, compared to $2.0 billion in the same period in 2015. Our net interest margin decreased from 3.84% in the three-month period ended March 31, 2015 to 3.78% in the corresponding period in 2016. This decrease in net interest margin reflects primarily the lower interest rates on new loans and an increase in cost of interest bearing liabilities, partially offset by the accretion of fair value marks on purchased performing loans acquired from First Capital.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Assets	(dollars in thousands)
Interest-earning assets:
Loans, including fees (1)(2)	$2,274,824	$27,124	4.80%	$1,602,483	$19,111	4.84%
Federal funds sold	6,895	8	0.47%	460	-	0.00%
Taxable investment securities	487,154	2,687	2.21%	479,731	2,791	2.36%
Tax-exempt investment securities	16,047	147	3.66%	12,851	138	4.36%
Nonmarketable equity securities	13,848	154	4.47%	12,567	127	4.10%
Other interest-earning assets	34,924	42	0.48%	47,903	18	0.15%

Total interest-earning assets	2,833,692	30,162	4.28%	2,155,995	22,185	4.17%

Allowance for loan losses	(9,864)			(8,369)
Cash and due from banks	36,758			16,937
Premises and equipment	66,514			59,350
Other assets	205,525			159,593

Total assets	$3,132,625			$2,383,506

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$426,795	$85	0.08%	$407,900	$67	0.07%
Savings and money market	733,301	831	0.46%	517,344	395	0.31%
Time deposits - core	710,289	1,219	0.69%	461,304	588	0.52%
Brokered deposits	126,824	280	0.89%	140,563	177	0.51%
Total interest-bearing deposits	1,997,209	2,415	0.49%	1,527,111	1,227	0.33%
Short-term borrowings	191,701	294	0.62%	179,055	99	0.22%
Long-term borrowings	65,824	410	2.51%	25,056	105	1.70%
Subordinated debt	32,930	446	5.45%	23,664	328	5.62%
Total borrowed funds	290,455	1,150	1.59%	227,775	532	0.95%

Total interest-bearing liabilities	2,287,664	3,565	0.63%	1,754,886	1,759	0.41%

Net interest rate spread		26,597	3.65%		20,426	3.77%

Noninterest-bearing demand deposits	456,457			319,414
Other liabilities	39,948			31,019
Shareholders' equity	348,556			278,187

Total liabilities and shareholders' equity	$3,132,625			$2,383,506

Net interest margin			3.78%			3.84%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Provision for Loan Losses. Our provision for loan losses increased $376 thousand to $556 thousand during the three months ended March 31, 2016, compared to $180 thousand during the corresponding period in 2015. Included in the loan loss provision for the first quarter of 2016 was an increase in allowance for loan losses due primarily to loan growth and additional provision related to purchased performing loans acquired from Citizens South and Provident Community.

We had $212 thousand in net recoveries during the three months ended March 31, 2016 compared to net recoveries of $148 thousand during the corresponding period in 2015. The net recoveries in the first quarter of 2016 reflected the continued resolution of problem assets from the legacy Park Sterling portfolio. There were no charge-offs in excess of fair market value adjustments on PCI loans during the three months ended March 31, 2016.

Noninterest Income. The following table presents components of noninterest income for the three months ended March 31, 2016 and 2015:

Noninterest Income

	Three months ended
	March 31,
	2016	2015	Change
	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,489	$1,019	$470	46.1%
Income from fiduciary activities	664	732	(68)	-9.3%
Commissions and fees from investment brokerage	139	130	9	6.9%
Income from capital markets	68	398	(330)	-82.9%
Loss on sale of securities available for sale	(6)	-	(6)	100.0%
ATM and card income	573	694	(121)	-17.4%
Mortgage banking income	775	951	(176)	-18.5%
Income from bank-owned life insurance	988	768	220	28.6%
Amortization of indemnification asset and true-up liability expense	(147)	(394)	247	-62.7%
Other noninterest income	184	203	(19)	-9.4%

Total noninterest income	$4,727	$4,501	$226	5.0%

Noninterest income increased $226 thousand, or 5.0%, for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. Noteworthy changes among categories include (i) a $470 thousand increase in service charges on deposit accounts due to an increase in deposits from First Capital; (ii) a $220 thousand increase in income from bank-owned life insurance as the first quarter of 2016 included nontaxable net death benefit proceeds of $402 thousand, as compared to nontaxable net death benefit proceeds of $272 thousand in the first quarter of 2015; (iii) a $247 thousand decrease in loss share true-up liability expenses; (iv) a $330 decrease in income from capital markets due to fewer transactions and higher credit valuation adjustments during the quarter; (v) a $176 thousand decrease in mortgage banking income due to lower activity in loan closings in the first quarter of 2016 as compared to the first quarter of 2015 and (vi) a $121 thousand decrease in ATM and card income due to additional expenses related to a marketing program and movement of transactions from non-PIN to PIN-based which have lower interchange fees. Also included in the first quarter of 2016 were losses on sale of securities of $6 thousand. There were no gains or losses on the sale of securities during the first quarter of 2015.

Noninterest Expense. The following table presents components of noninterest expense for the three months ended March 31, 2016 and 2015:

Noninterest Expense

	Three months ended
	March 31,
	2016	2015	Change
	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$13,018	$10,431	$2,587	24.8%
Occupancy and equipment	3,125	2,555	570	22.3%
Advertising and promotion	421	374	47	12.6%
Legal and professional fees	725	798	(73)	-9.1%
Deposit charges and FDIC insurance	432	392	40	10.2%
Data processing and outside service fees	5,523	1,648	3,875	235.1%
Communication fees	483	578	(95)	-16.4%
Core deposit intangible amortization	458	348	110	31.6%
Net cost of operation of other real estate owned	266	35	231	660.0%
Loan and collection expense	37	154	(117)	-76.0%
Postage and supplies	173	149	24	16.1%
Other noninterest expense	1,492	1,677	(185)	-11.0%

Total noninterest expense	$26,153	$19,139	$7,014	36.6%

Total noninterest expense increased to $26.2 million for the three months ended March 31, 2016, an increase of $7.0 million, or 36.6%, from $19.1 million for the corresponding period in 2015. Excluding merger-related expenses of $5.2 million and $122 thousand for the three-month periods ended March 31, 2016 and 2015, respectively, adjusted noninterest expense increased $1.9 million for the three months ended March 31, 2016, compared to the corresponding period in the prior year. Merger-expenses for the three months ended March 31, 2016 included $1.2 million of severance included in salary and employee benefit expenses, $3.5 million of data processing charges related to the termination of First Capital’s core processing contract, $173 thousand of professional fees, $119 thousand of advertising expense and $225 thousand of other expenses. Merger-expenses for the three months ended March 31, 2015 included $91 thousand of professional fees and $32 thousand of other expenses related to previous mergers. Adjusted noninterest expenses, which exclude merger-related expenses, are a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Salaries and employee benefits expenses increased $2.6 million, or 24.8%, to $13.0 million in the first quarter of 2016, compared to $10.4 million in the comparable period of 2015, primarily as a result of increased headcount associated with the acquisition of First Capital, severance expense of $1.2 million, and a $557 thousand increase in incentive compensation based on performance for the quarter, as well as the addition of eligible First Capital employees. Total full-time equivalents increased to 551 at March 31, 2016 from 503 at March 31, 2015. Compensation expense for the quarter ended March 31, 2016 also included $181,000 of non-merger related severance expense. Compensation expense for share-based compensation plans was $294 thousand in the first quarter of 2016 compared to $301 thousand in the comparable period of 2015.

Other notable variances during the first quarter of 2016 include (i) an increase in occupancy and equipment expense of $570 thousand, or 22.3%; (ii) an increase in data processing fees of $3.9 million, or 235.1% primarily due to the cancellation of First Capital’s outstanding core processing contract which resulted in $3.5 million of termination fees and expenses; (iii) a $110 thousand increase in core deposit intangible amortization; and (iv) a $231 thousand increase in net cost of operation of other real estate owned, as the current quarter included $142 thousand in write-downs related to a branch that was closed and moved into OREO in the prior year. The majority of these increases were related to the acquisition of First Capital, as well as organic growth. Offsetting these increases were (i) a decrease in loan and collection expense of $117 thousand, or 76.0% and (ii) a decrease of $185 thousand, or 11.0% in other noninterest expense as the first quarter of 2015 included $385 thousand in operational charge-offs related to bank card activities.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended March 31, 2016, we recognized income tax expense of $1.9 million compared to income tax expense of $1.8 million for the same period in 2015. The effective tax rate for the three months ended March 31, 2016 is 40.61% compared to 32.54% for the same period in 2015. The change in the effective tax rate was due in part to certain non-deductible merger-related expenses as well as adjustments made to deferred tax assets for the true-up in tax rates and a re-measurement due to the First Capital acquisition.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at March 31, 2016 was 17.37% compared to 20.10% at December 31, 2015. Both ratios exceeded our minimum internal target of 10%. The cash outlay for the First Capital merger coupled with loan growth drove the decline in our internal liquidity ratio.If we continue to see rapid loan growth as we have seen over the past year, we may utilize additional sources of liquidity through the use of available credit lines, additional borrowing capacity through unpledged securities, and brokered deposits. In addition, at March 31, 2016, we had $291.2 million of credit available from the FHLB, $231.2 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At March 31, 2016, we had $731.1 million of pre-approved but unused lines of credit, $22.2 million of standby letters of credit and $226 thousand of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at March 31, 2016 was $349.5 million, compared to $284.7 million at December 31, 2015. The $64.8 million increase was due to $61.3 million related to the 8,376,094 shares issued in connection with the acquisition of First Capital, $2.7 million of net income for the three months ended March 31, 2016, a $3.4 million improvement in accumulated other comprehensive income from unrealized securities gains and $294 thousand of net share-based compensation. These increases were partially offset by the repurchase of 98,349 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program, the acquisition of 92,619 shares in connection with satisfaction of tax withholding obligations on vested restricted stock and $1.6 million of dividends on common stock.

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

Effective January 2, 2015, the Company and Bank are now subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. Under the new capital guidelines, applicable regulatory capital components consist of (1) common equity Tier 1 capital (common stock, including related surplus, and retained earnings, plus limited amounts of minority interest in the form of common stock, net of goodwill and other intangibles (other than mortgage servicing assets), deferred tax assets arising from net operating loss and tax credit carry forwards above certain levels, mortgage servicing rights above certain levels, gain on sale of securitization exposures and certain investments in the capital of unconsolidated financial institutions, and adjusted by unrealized gains or losses on cash flow hedges and accumulated other comprehensive income items (subject to the ability of a non-advanced approaches institution to make a one-time irrevocable election to exclude from regulatory capital most components of AOCI)), (2) additional Tier 1 capital (qualifying non-cumulative perpetual preferred stock, including related surplus, plus qualifying Tier 1 minority interest and, in the case of holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain grandfathered trust preferred securities and cumulative perpetual preferred stock in limited amounts, net of mortgage servicing rights, deferred tax assets related to temporary timing differences, and certain investments in financial institutions) and (3) Tier 2 capital (the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions). Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital. The required minimum ratios are as follows:

●	common equity Tier 1 capital ratio (common equity Tier 1 capital to standardized total risk-weighted assets) of 4.5%;
●	Tier 1 capital ratio (Tier 1 capital to standardized total risk-weighted assets) of 6%;
●	total capital ratio (total capital to standardized total risk-weighted assets) of 8%; and
●	leverage ratio (Tier 1 capital to average total consolidated assets) of 4%.

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in of the capital conservation buffer requirement began on January 1, 2016.

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

At March 31, 2016 and December 31, 2015, both the Company and the Bank were “well capitalized”.   Actual and required capital levels at March 31, 2016 and December 31, 2015 are presented below:

	Capital Ratios at March 31, 2016

	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$334,017	13.49%	$198,115	8.00%	$260,026	10.50%	$247,644	10.00%
Tier 1 capital (to risk-weighted assets)	324,185	13.09%	148,586	6.00%	210,497	8.50%	198,115	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	324,185	13.09%	111,440	4.50%	173,351	7.00%	160,968	6.50%
Tier 1 capital (to average assets)	324,185	10.62%	121,957	4.00%	121,957	4.00%	152,446	5.00%
Risk Weighted Assets	2,476,437
Average Assets for Tier 1	3,048,916

The Company
Total capital (to risk-weighted assets)	$310,186	12.51%	$198,284	8.00%	$260,247	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	300,354	12.12%	148,713	6.00%	210,676	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	275,490	11.11%	111,535	4.50%	173,498	7.00%	N/A	N/A
Tier 1 capital (to average assets)	300,354	9.76%	123,060	4.00%	123,060	4.00%	N/A	N/A
Risk Weighted Assets	2,478,547
Average Assets for Tier 1	3,076,505

	Capital Ratios at December 31, 2015

	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$268,354	13.86%	$154,840	8.00%	$203,228	10.50%	$193,550	10.00%
Tier 1 capital (to risk-weighted assets)	259,290	13.40%	116,130	6.00%	164,518	8.50%	154,840	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	259,290	13.40%	87,098	4.50%	135,485	7.00%	125,808	6.50%
Tier 1 capital (to average assets)	259,290	10.66%	97,255	4.00%	97,255	4.00%	121,568	5.00%
Risk Weighted Assets	1,935,503
Average Assets for Tier 1	2,431,369

The Company
Total capital (to risk-weighted assets)	$277,669	14.30%	$155,334	8.00%	$203,877	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	268,605	13.83%	116,501	6.00%	165,043	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	251,807	12.97%	87,376	4.50%	135,918	7.00%	N/A	N/A
Tier 1 capital (to average assets)	268,605	11.00%	97,672	4.00%	97,672	4.00%	N/A	N/A
Risk Weighted Assets	1,941,681
Average Assets for Tier 1	2,441,811

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 15 - Off-Balance Sheet Risk of the 2015 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2016, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2016 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” presented our 2015 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2015 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended March 31, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from January 1, 2016 through January 31, 2016	103,430	$7.03	98,349	1,900,000

Repurchases from February 1, 2016 through February 29, 2016	64,548	6.49	-	1,900,000

Repurchases from March 1, 2016 through March 31, 2016	22,990	7.20	-	1,900,000

Total	190,968	$6.87	98,349	1,900,000

(1)

Included in the total number of shares purchased are 5,081, 64,548, and 22,990 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in January, February and March, respectively.

(2)

On October 29, 2014, the board of directors approved a new share repurchase program, which will expire on November 1, 2016, to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors. The new share repurchase program replaces the prior share repurchase program which expired on November 1, 2014.

During the three months ended March 31, 2016, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 4, 2016

3.2	Bylaws of the Company, as amended

10.1

Agreement and Release dated February 5, 2016 between David L. Gaines and Park Sterling Bank, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K (File No. 001-35032) filed February 9, 2016*

10.2

Park Sterling Corporation 2010 Stock Incentive Plan (formerly the First Capital Bancorp, Inc. 2010 Stock Incentive Plan), incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-210368) filed March 23, 2016*

10.3

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and James C. Cherry, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

10.4

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and Donald K. Truslow, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

10.5

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and Bryan F. Kennedy, III, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: May 6, 2016	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: May 6, 2016	By:	/s/ Donald K. Truslow
Donald K. Truslow
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of the Company, as amended. incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 4, 2016

3.2	Bylaws of the Company, as amended

10.1

Agreement and Release dated February 5, 2016 between David L. Gaines and Park Sterling Bank, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K (File No. 001-35032) filed February 9, 2016*

10.2

Park Sterling Corporation 2010 Stock Incentive Plan (formerly the First Capital Bancorp, Inc. 2010 Stock Incentive Plan), incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-210368) filed March 23, 2016*

10.3

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and James C. Cherry, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

10.4

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and Donald K. Truslow, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

10.5

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and Bryan F. Kennedy, III, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements

*Management contract or compensatory plan or arrangement