Form 10-Q
period 2016-06-30
Park Sterling Corp
filed 2016-08-09
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 8, 2016, the registrant had outstanding 53,361,119 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2016	December 31, 2015 *

ASSETS

Cash and due from banks	$33,348	$53,840
Interest-earning balances at banks	34,955	16,451
Federal funds sold	1,570	235
Investment securities available-for-sale, at fair value	393,131	384,934
Investment securities held-to-maturity (fair value of $106,763 and $107,629 at June 30, 2016 and December 31, 2015, respectively)	102,125	106,458
Nonmarketable equity securities	14,420	11,366
Loans held for sale	11,967	4,943
Loans:
Non-covered	2,311,775	1,724,164
Covered	15,122	17,651
Less allowance for loan losses	(10,873)	(9,064)
Net loans	2,316,024	1,732,751

Premises and equipment, net	65,711	55,658
Bank-owned life insurance	69,695	58,633
Deferred tax asset	28,985	28,971
Other real estate owned - noncovered	2,866	4,211
Other real estate owned - covered	380	1,240
Goodwill	63,197	29,197
FDIC indemnification asset	1,165	943
Core deposit intangible	12,354	9,571
Accrued interest receivable	6,842	5,082
Other assets	15,340	9,776

Total assets	$3,174,075	$2,514,260

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$496,195	$350,836
Interest-bearing	1,977,228	1,601,826
Total deposits	2,473,423	1,952,662

Short-term borrowings	200,000	185,000
Long-term borrowings	64,714	29,996
Subordinated debt	33,176	24,262
Accrued interest payable	568	515
Accrued expenses and other liabilities	47,744	37,121
Total liabilities	2,819,625	2,229,556

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 53,332,369 and 44,854,509 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	53,332	44,854
Additional paid-in capital	275,246	222,596
Retained earnings	25,219	20,117
Accumulated other comprehensive income (loss)	653	(2,863)
Total shareholders' equity	354,450	284,704

Total liabilities and shareholders' equity	$3,174,075	$2,514,260

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$26,729	$19,667	$53,853	$38,778
Federal funds sold	5	-	13	-
Taxable investment securities	2,640	2,508	5,327	5,299
Tax-exempt investment securities	137	143	284	281
Nonmarketable equity securities	153	122	307	249
Interest on deposits at banks	34	18	76	36
Total interest income	29,698	22,458	59,860	44,643

Interest expense
Money market, NOW and savings deposits	1,014	532	2,032	1,052
Time deposits	1,449	752	2,847	1,459
Short-term borrowings	251	76	545	152
Long-term borrowings	440	131	850	259
Subordinated debt	494	351	940	679
Total interest expense	3,648	1,842	7,214	3,601
Net interest income	26,050	20,616	52,646	41,042

Provision for loan losses	882	134	1,438	314
Net interest income after provision for loan losses	25,168	20,482	51,208	40,728

Noninterest income
Service charges on deposit accounts	1,528	1,107	3,017	2,126
Income from fiduciary activities	580	774	1,244	1,506
Commissions and fees from investment brokerage	283	132	422	262
Income from capital markets	767	394	835	792
Loss on sale of securities available for sale	(87)	-	(93)	-
ATM and card income	776	629	1,349	1,323
Mortgage banking income	873	956	1,648	1,907
Income from bank-owned life insurance	526	553	1,514	1,321
Amortization of indemnification asset and true-up liability expense	(25)	(165)	(172)	(559)
Other noninterest income	154	(88)	338	115
Total noninterest income	5,375	4,292	10,102	8,793

Noninterest expense
Salaries and employee benefits	11,774	10,021	24,792	20,452
Occupancy and equipment	3,041	2,491	6,166	5,046
Advertising and promotion	367	304	788	678
Legal and professional fees	950	660	1,675	1,458
Deposit charges and FDIC insurance	478	433	910	825
Data processing and outside service fees	2,224	1,640	7,747	3,288
Communication fees	505	541	988	1,119
Core deposit intangible amortization	458	347	916	695
Net cost of operation of other real estate owned	70	232	336	267
Loan and collection expense	273	242	310	396
Postage and supplies	191	116	364	265
Other noninterest expense	1,615	1,205	3,107	2,882
Total noninterest expense	21,946	18,232	48,099	37,371

Income before income taxes	8,597	6,542	13,211	12,150

Income tax expense	3,045	2,273	4,919	4,098

Net income	$5,552	$4,269	$8,292	$8,052

Basic earnings per common share	$0.11	$0.10	$0.16	$0.18

Diluted earnings per common share	$0.11	$0.10	$0.16	$0.18

Dividends per common share	$0.03	$0.03	$0.06	$0.06

Weighted-average common shares outstanding
Basic	52,394,397	43,971,007	52,340,772	43,944,638
Diluted	52,704,537	44,301,895	52,650,886	44,287,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$5,552	$4,269	$8,292	$8,052

Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	2,118	(3,150)	6,809	(165)
Change in net unrealized gain on securities transferred to held to maturity	26	73	52	209
Reclassification adjustment for net losses recognized in net income	87	-	93	-
Total securities available for sale and transferred securities	2,231	(3,077)	6,954	44

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(475)	646	(1,700)	(610)
Change in the accumulated loss on terminated cash flow hedge derivatives	93	-	186	-
Reclassification adjustment for interest payments	88	103	177	206
Total derivatives	(294)	749	(1,337)	(404)

Other comprehensive income (loss), before tax	1,937	(2,328)	5,617	(360)

Deferred tax expense (benefit) related to other comprehensive income (loss)	729	(864)	2,101	(135)

Other comprehensive income (loss), net of tax	1,208	(1,464)	3,516	(225)

Total comprehensive income	$6,760	$2,805	$11,808	$7,827

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30, 2016 and 2015
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2014	44,859,798	$44,860	$222,819	$8,901	$(1,475)	$275,105

Issuance of restricted stock grants	212,300	212	(212)	-	-	-

Forfeitures of restricted stock grants	(8,917)	(9)	9	-	-	-

Exercise of stock options	28,963	29	112	-	-	141

Share-based compensation expense	1,182	1	589	-	-	590

Common stock repurchased or reacquired	(182,640)	(182)	(1,046)	-	-	(1,228)

Dividends on common stock	-	-	-	(2,692)	-	(2,692)

Net income	-	-	-	8,052	-	8,052

Other comprehensive loss	-	-	-	-	(225)	(225)

Balance at June 30, 2015	44,910,686	$44,911	$222,271	$14,261	$(1,700)	$279,743

Balance at December 31, 2015	44,854,509	$44,854	$222,596	$20,117	$(2,863)	$284,704

Shares issued for First Capital merger	8,376,094	8,376	52,937	-	-	61,313

Issuance of restricted stock grants	236,534	236	(236)	-	-	-

Forfeitures of restricted stock grants	(38,783)	(39)	39	-	-	-

Exercise of stock options	274,890	275	1,512	-	-	1,787

Share-based compensation expense	1,300	1	682	-	-	683

Common stock repurchased or reacquired	(372,175)	(371)	(2,284)	-	-	(2,655)

Dividends on common stock	-	-	-	(3,190)	-	(3,190)

Net income	-	-	-	8,292	-	8,292

Other comprehensive income	-	-	-	-	3,516	3,516

Balance at June 30, 2016	53,332,369	$53,332	$275,246	$25,219	$653	$354,450

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$8,292	$8,052
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(4,902)	(3,720)
Net amortization on investments	1,258	1,209
Other depreciation and amortization	5,045	5,433
Provision for loan losses	1,438	314
Share-based compensation expense	683	590
Deferred income taxes	(171)	3,695
Amortization of FDIC indemnification asset	142	514
Net losses on sales of investment securities available-for-sale	93	-
Net gains on sales of loans held for sale	(846)	(830)
Net losses on sales of fixed assets	274	349
Net gains on sales of other real estate owned	(171)	(307)
Writedowns on other real estate owned	294	485
Income from bank-owned life insurance	(1,514)	(1,321)
Proceeds from loans held for sale	44,460	54,326
Disbursements for loans held for sale	(50,638)	(52,595)
Change in assets and liabilities:
Decrease in FDIC indemnification asset	333	90
Decrease (increase) in accrued interest receivable	96	(385)
Increase in other assets	(1,460)	(352)
Increase (decrease) in accrued interest payable	12	(23)
Increase in accrued expenses and other liabilities	4,374	746
Net cash provided by operating activities	7,092	16,270

Cash flows from investing activities
Net increase in loans	(81,816)	(79,027)
Purchases of premises and equipment	(2,558)	(2,401)
Proceeds from sales of premises and equipment	-	169
Purchases of investment securities available-for-sale	(76,247)	(56,061)
Purchases of investment securities held-to-maturity	-	(4,958)
Proceeds from sales of investment securities available-for-sale	124,381	-
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	26,929	28,115
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	4,292	9,040
Proceeds from life insurance death benefit	534	1,054
FDIC payment (reimbursement) of recoverable covered asset losses	(697)	2,151
Proceeds from sale of other real estate owned	3,674	5,701
Net (purchases) redemptions of nonmarketable equity securities	1,289	(1,968)
Termination of cash flow hedge	(1,855)	-
Acquisitions, net of cash acquired	(12,067)	-
Net cash used by investing activities	(14,141)	(98,185)

Cash flows from financing activities
Net increase in deposits	13,627	23,646
Advances of long-term borrowings	35,000	-
Repayments of long-term borrowings	(45,503)	-
Net advances in short-term borrowings	7,379	55,000
Repayments of junior subordinated debt	(49)	-
Exercise of stock options	1,787	141
Repurchase of common stock	(2,655)	(1,228)
Dividends on common stock	(3,190)	(2,692)
Net cash provided by financing activities	6,396	74,867

Net decrease in cash and cash equivalents	(653)	(7,048)

Cash and cash equivalents, beginning	70,526	51,390

Cash and cash equivalents, ending	$69,873	$44,342

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,161	$3,624
Cash paid for income taxes	760	338

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$6,935	$27
Change in unrealized loss on cash flow hedge, net of tax	(429)	(252)
Loans transferred to other real estate owned	1,592	3,677

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At June 30, 2016 and December 31, 2015, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2016 and December 31, 2015, the results of its operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

During the first quarter of 2016, the Company also adopted ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-300: Simplifying the Presentation of Debt Issuance Costs)” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance was effective for fiscal years beginning after December 31, 2015 and interim periods within that year. This guidance did not have a material effect on the Company’s financial statements.

On January 5, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. The Company is evaluating the impact of this update on its financial statements.

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Financial reporting for organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. The Company is evaluating the impact of this standard on its financial statements.

In February 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve accounting for share-based payment award transactions. ASU 2016-09 will simplify share-based transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The effective date of this ASU is for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The effective date of this ASU is for reporting periods beginning after December 15, 2019. The implementation of ASU 2016-13 will have a significant impact on both the method of estimating credit losses as well as the amount of credit losses reflected in the financial statements. The Company is currently in a planning phase for implementation of the new standard and its expected impact on its financial statements.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The assets acquired and liabilities assumed from First Capital were recorded at their fair value as of the closing date of the merger. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $34.5 million was initially recorded at the time of the acquisition. As a result of refinements to the fair value mark on nonmarketable equity securities, deferred tax asset, other assets and other liabilities, goodwill as indicated below is $0.5 million less than the goodwill estimated at the time of acquisition. The following table summarizes the consideration paid by the Company in the merger with First Capital and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded by First Capital	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$25,834
Common shares issued			61,313

Fair Value of Total Consideration Transferred			$87,147

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$13,767	$-	$13,767
Securities	77,404	69	77,473
Nonmarketable equity securities	4,161	27	4,188
Loans, net of allowance	500,265	(56)	500,209
Premises and equipment	11,699	(393)	11,306
Core deposit intangibles	-	3,700	3,700
Interest receivable	1,856	-	1,856
Bank owned life insurance	10,216	-	10,216
Deferred tax asset	3,956	(722)	3,234
Other assets	2,962	(124)	2,838

Total assets acquired	626,286	2,501	628,787

Deposits	506,060	1,683	507,743
Federal Home Loan Bank advances	45,000	503	45,503
Junior Subordinated Debt	9,963	(1,372)	8,591
Short term borrowings	7,621	-	7,621
Other liabilities	5,994	188	6,182

Total liabilities assumed	$574,638	$1,002	$575,640

Total identifiable assets	$51,648	$1,499	$53,147

Goodwill resulting from acquisition			$34,000

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents certain proforma information as if First Capital had been acquired on January 1, 2015. These results combine the historical results of First Capital in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2015. Acquisition-related costs of $6.5 million are included in the Company’s consolidated statements of income for the six months ended June 30, 2016 and are not included in the proforma information below. In particular, no adjustments have been made to eliminate the amount of First Capital recovery of loan losses of $145 thousand for the six months ended June 30, 2015. Furthermore, additional expenses related to systems conversions and other costs of integration are expected to be recorded during 2016. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the proforma amounts below:

	Proforma Results for the Six Months Ended June 30, 2015			Actual Results Six Months Ended
	Park Sterling	First Capital	Combined	June 30, 2016
Total revenues (net interest income plus noninterest income)	$49,835	$11,035	$60,870	$62,748
Net income	8,052	2,231	10,283	8,292
Basic earnings per common share	$0.18	$0.18	$0.19	$0.16

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at June 30, 2016 and December 31, 2015 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Securities available-for-sale:
U.S. Government agencies	$501	$3	$-	$504
Municipal securities	13,244	974	-	14,218
Residential agency pass-through securities	177,979	4,366	-	182,345
Residential collateralized mortgage obligations	104,412	2,454	-	106,866
Asset-backed securities	86,417	811	(731)	86,497
Corporate and other securities	1,471	-	(111)	1,360
Equity securities	1,250	91	-	1,341
Total securities available-for-sale	$385,274	$8,699	$(842)	$393,131

Securities held-to-maturity:
Residential agency pass-through securities	$38,196	$1,577	$-	$39,773
Residential collateralized mortgage obligations	7,305	316	-	7,621
Commercial mortgage-backed obligations	53,425	1,226	-	54,651
Asset-backed securities	4,757	-	(40)	4,717
Total securities held-to-maturity	$103,683	$3,119	$(40)	$106,762

December 31, 2015
Securities available-for-sale:
U.S. Government agencies	$503	$11	$-	$514
Municipal securities	14,049	747	-	14,796
Residential agency pass-through securities	130,041	1,500	(81)	131,460
Residential collateralized mortgage obligations	151,928	646	(943)	151,631
Commercial mortgage-backed securities	4,856	-	(100)	4,756
Asset-backed securities	79,941	104	(925)	79,120
Corporate and other securities	1,463	37	-	1,500
Equity securities	1,250	-	(93)	1,157
Total securities available-for-sale	$384,031	$3,045	$(2,142)	$384,934

Securities held-to-maturity:
Residential agency pass-through securities	$41,012	$831	$(53)	$41,790
Residential collateralized mortgage obligations	7,723	69	-	7,792
Commercial mortgage-backed obligations	54,028	-	(1,367)	52,661
Asset-backed securities	5,394	-	(8)	5,386
Total securities held-to-maturity	$108,157	$900	$(1,428)	$107,629

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In the second quarter of 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2016 and December 31, 2015 totaled $1.6 million and $1.7 million, respectively. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $53.4 million is higher than the $51.9 million carrying value of the securities as of June 30, 2016. There were no transfers of securities from available-for-sale to held-to-maturity during the three and six months ended June 30, 2016 or 2015.

At June 30, 2016 and December 31, 2015, investment securities with a fair market value of $171.9 million and $154.9 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At June 30, 2016 and December 31, 2015, commercial MBS include $45.8 million and $51.1 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

At June 30, 2016 and December 31, 2015, asset-backed securities include a $4.8 million security that is approximately 45% collateralized by the Federal family education loan program and 55% collateralized by a private student loan program.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at June 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

	June 30, 2016
	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Government agencies
Due after one year through five years	$501	$504
Municipal securities
Due after five years through ten years	4,376	4,663
Due after ten years	8,868	9,555
Residential agency pass-through securities
Due after five years through ten years	7,732	8,072
Due after ten years	170,247	174,273
Residential collateralized mortgage obligations
Due after five years through ten years	15,558	16,037
Due after ten years	88,854	90,829
Commercial mortgage-backed obligations
Due after one year through five years	-	-
Asset-backed securities
Due after five years through ten years	59,004	58,975
Due after ten years	27,413	27,522
Corporate and other securities
Due after ten years	1,471	1,360
Equity securities
No maturity	1,250	1,341
Total securities available-for-sale	$385,274	$393,131

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$38,196	$39,773
Residential collateralized mortgage obligations
Due after ten years	7,305	7,621
Commercial mortgage-backed obligations
Due after five years through ten years	53,425	54,651
Asset-backed securities
Due after ten years	4,757	4,717
Total securities held-to-maturity	$103,683	$106,762

Securities available-for-sale of $24.3 million and $124.4 million were sold in the three months and six months ended June 30, 2016, respectively. Gross realized losses on the sale of securities for the three months ended June 30, 2016 were $87 thousand. Gross realized losses on the sale of securities for the six months ended June 30, 2016 were $187 thousand. Gross realized gains on the sale of securities for the six months ended June 30, 2016 were $94 thousand. There were no sales of securities in the three and six months ended June 30, 2015. The significant amount of sales of securities during the first quarter of 2016 is due to the sale of securities held by First Capital immediately following the acquisition.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at June 30, 2016 and December 31, 2015. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At June 30, 2016, there were six securities in a loss position for twelve months or more. At December 31, 2015, there were 18 securities in a loss position for twelve months or more.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Pursuant to the “Volcker Rule” adopted by the federal banking regulatory agencies effective April, 2014, banks and their affiliates are prohibited from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund or private equity fund). Banking entities have until July 21, 2017 to conform their activities to the requirements of the rule. At June 30, 2016 and December 31, 2015, the Company held a collateralized loan obligation (“CLO”) with a fair value of $5.0 million, which was included in asset-backed securities, which currently would be prohibited under the Volcker Rule. The net unrealized loss of the prohibited CLO was $68,250 and $57,300 at June 30, 2016 and December 31, 2015, respectively. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules and dispose of the security by July 21, 2017. The Company held no other security types potentially affected by the Volcker Rule at June 30, 2016.

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Securities available-for-sale:
Asset-backed securities	$15,492	$(356)	$27,622	$(375)	$43,114	$(731)
Corporate and other securities	1,360	(111)	-	-	1,360	(111)

Total temporarily impaired available-for-sale securities	$16,852	$(467)	$27,622	$(375)	$44,474	$(842)

Securities held-to-maturity:
Asset-backed securities	$-	$-	$4,717	$(40)	$4,717	$(40)

Total temporarily impaired held-to-maturity securities	$-	$-	$4,717	$(40)	$4,717	$(40)

December 31, 2015
Securities available-for-sale:
Residential agency pass-through securities	$14,785	$(37)	$3,489	$(44)	$18,274	$(81)
Residential collateralized mortgage obligations	43,563	(306)	27,718	(637)	71,281	(943)
Commercial mortgage-backed securities	4,756	(100)	-	-	4,756	(100)
Asset-backed securities	18,651	(190)	45,263	(735)	63,914	(925)
Equity Securities	1,157	(93)	-	-	1,157	(93)
Total temporarily impaired available-for-sale securities	$82,912	$(726)	$76,470	$(1,416)	$159,382	$(2,142)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$4,456	$(53)	$-	$-	$4,456	$(53)
Commercial mortgage-backed securities	18,736	(370)	33,925	(997)	52,661	(1,367)
Asset-backed securities	-	-	5,386	(8)	5,386	(8)

Total temporarily impaired held-to-maturity securities	$23,192	$(423)	$39,311	$(1,005)	$62,503	$(1,428)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in five statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $14.4 million at June 30, 2016 and $11.4 million at December 31, 2015. Included in these amounts at June 30, 2016 and December 31, 2015 was $12.8 million and $10.0 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	June 30, 2016			December 31, 2015
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$4,340	$330,304	$334,644	$4,825	$242,082	$246,907
Commercial real estate (CRE) - owner-occupied	20,179	356,261	376,440	21,388	309,834	331,222
CRE - investor income producing	33,003	731,165	764,168	32,371	473,739	506,110
AC&D - 1-4 family construction	813	99,791	100,604	465	31,797	32,262
AC&D - lots, land & development	9,584	85,102	94,686	4,797	39,614	44,411
AC&D - CRE	220	125,246	125,466	-	87,452	87,452
Other commercial	1,727	8,683	10,410	1,870	6,731	8,601
Total commercial loans	69,866	1,736,552	1,806,418	65,716	1,191,249	1,256,965

Consumer:
Residential mortgage	23,396	220,667	244,063	23,420	200,464	223,884
Home equity lines of credit (HELOC)	1,783	179,237	181,020	1,580	155,798	157,378
Residential construction	3,137	62,730	65,867	3,685	68,486	72,171
Other loans to individuals	488	26,087	26,575	516	28,300	28,816
Total consumer loans	28,804	488,721	517,525	29,201	453,048	482,249
Total loans	98,670	2,225,273	2,323,943	94,917	1,644,297	1,739,214
Deferred costs	-	2,954	2,954	-	2,601	2,601
Total loans, net of deferred costs	$98,670	$2,228,227	$2,326,897	$94,917	$1,646,898	$1,741,815

Included in the June 30, 2016 and December 31, 2015 loan totals are $15.1 million and $17.7 million, respectively, of covered loans pursuant to Federal Deposit Insurance Corporation (“FDIC”) loss share agreements. Of these amounts, at June 30, 2016, approximately $13.2 million is included in PCI loans and $1.9 million is included in all other loans. At December 31, 2015, $15.6 million is included in PCI loans and $2.1 million is included in all other loans.

At June 30, 2016 and December 31, 2015, the Company had sold participations in loans aggregating $24.1 million and $12.5 million, respectively, to other financial institutions on a nonrecourse basis. Of the $24.1 million in participation loans outstanding at June 30, 2016, approximately half were acquired in connection with the First Capital merger. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. The Company serviced $2.5 million and $2.8 million of residential mortgage loans for the benefit of others as of June 30, 2016 and December 31, 2015, respectively.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few of the loans have ever been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. Total loans sold in the three and six months ended June 30, 2016 were $26.0 million and $43.6 million, respectively. Total loans sold in the three and six months ended June 30, 2015 were $27.9 million and $53.5 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At June 30, 2016, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $880.7 million. At December 31, 2015, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $693.0 million.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At June 30, 2016 and December 31, 2015, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015.

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended June 30, 2016
Allowance for Loan Losses:
Balance, beginning of period	$2,047	$1,108	$2,217	$381	$398	$808	$67	$724	$1,393	$449	$240	$9,832
Provision for loan losses	66	123	348	91	(70)	28	3	104	130	(12)	71	882
Charge-offs	(1)	-	-	-	-	-	-	(15)	(56)	-	(21)	(93)
Recoveries	16	-	7	13	121	-	-	8	66	2	19	252
Net (charge-offs) recoveries	15	-	7	13	121	-	-	(7)	10	2	(2)	159

Total Allowance for Loan Losses	$2,128	$1,231	$2,572	$485	$449	$836	$70	$821	$1,533	$439	$309	$10,873

For the six months ended June 30, 2016
Allowance for Loan Losses:
Balance, beginning of period	$1,821	$1,135	$2,099	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064
Provision for loan losses	283	96	451	221	16	157	(37)	129	95	(39)	66	1,438
Charge-offs	(15)	-	-	-	-	-	-	(32)	(56)	(11)	(61)	(175)
Recoveries	39	-	22	17	155	-	38	52	157	28	38	546
Net (charge-offs) recoveries	24	-	22	17	155	-	38	20	101	17	(23)	371

Total Allowance for Loan Losses	$2,128	$1,231	$2,572	$485	$449	$836	$70	$821	$1,533	$439	$309	$10,873

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended June 30, 2015
Allowance for Loan Losses:
Balance, beginning of period	$2,045	$781	$1,988	$141	$179	$475	$38	$531	$1,843	$458	$111	$8,590
Provision for loan losses	(597)	519	42	99	(31)	195	22	145	(478)	(77)	161	-
Charge-offs	(67)	(220)	-	-	-	-	-	(46)	(67)	(3)	(15)	(418)
Recoveries	13	-	7	-	119	-	-	22	62	3	21	247
Net (charge-offs) recoveries	(54)	(220)	7	-	119	-	-	(24)	(5)	-	6	(171)
Balance, end of period	$1,394	$1,080	$2,037	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,419

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	(51)	-	(39)	-	-	-	-	(66)	-	-	-	$(156)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	(66)	-	-	-	(156)
PCI provision for loan losses	51	-	88	-	-	-	-	66	-	-	-	205
Benefit attributable to FDIC loss share agreements	-	-	(71)	-	-	-	-	-	-	-	-	(71)
Total provision for loan losses charged to operations	51	-	17	-	-	-	-	66	-	-	-	134
Provision for loan losses recorded through FDIC loss share receivable	-	-	71				-	-	-	-	-	71
Balance, end of period	$-	$-	$49	$-	$-	$-	$-	$-	$-	$-	$-	$49

Total Allowance for Loan Losses	$1,394	$1,080	$2,086	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,468

For the six months ended June 30, 2015
Allowance for Loan Losses:
Balance, beginning of period	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262
Provision for loan losses	(78)	578	80	(218)	(567)	275	28	296	(285)	(87)	158	180
Charge-offs	(154)	(220)	-	-	-	-	-	(117)	(80)	(78)	(34)	(683)
Recoveries	63	1	206	-	243	-	-	30	74	4	39	660
Net (charge-offs) recoveries	(91)	(219)	206	-	243	-	-	(87)	(6)	(74)	5	(23)
Balance, end of period	$1,394	$1,080	$2,037	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,419

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	(51)	-	(39)	-	-	-	-	(66)	-	-	-	(156)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	(66)	-	-	-	(156)
PCI provision for loan losses	51	-	88	-	-	-	-	66	-	-	-	205
Benefit attributable to FDIC loss share agreements	-	-	(71)	-	-	-	-	-	-	-	-	(71)
Total provision for loan losses charged to operations	51	-	17	-	-	-	-	66	-	-	-	134
Provision for loan losses recorded through FDIC loss share receivable	-	-	71				-	-	-	-	-	71
Balance, end of period	$0	$-	$49	$-	$-	$-	$-	$0	$-	$-	$-	$49

Total Allowance for Loan Losses	$1,394	$1,080	$2,086	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,468

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at June 30, 2016 and December 31, 2015.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
At June 30, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$194	$20	$-	$214
Collectively evaluated for impairment	2,128	1,231	2,572	485	449	836	70	821	1,339	419	309	10,659
	2,128	1,231	2,572	485	449	836	70	821	1,533	439	309	10,873
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,128	$1,231	$2,572	$485	$449	$836	$70	$821	$1,533	$439	$309	$10,873

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$866	$883	$-	$677	$-	$211	$2,071	$1,224	$242	$-	$6,174
Collectively evaluated for impairment	330,304	355,395	730,282	99,791	84,425	125,246	8,472	218,596	178,013	62,488	26,087	2,219,099
	330,304	356,261	731,165	99,791	85,102	125,246	8,683	220,667	179,237	62,730	26,087	2,225,273
Purchased credit-impaired	4,340	20,179	33,003	813	9,584	220	1,727	23,396	1,783	3,137	488	98,670
Total	$334,644	$376,440	$764,168	$100,604	$94,686	$125,466	$10,410	$244,063	$181,020	$65,867	$26,575	$2,323,943

At December 31, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$192	$-	$-	$192
Collectively evaluated for impairment	1,821	1,135	2,099	247	278	679	69	672	1,145	461	266	8,872
	1,821	1,135	2,099	247	278	679	69	672	1,337	461	266	9,064
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,821	$1,135	$2,099	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$1,266	$440	$-	$723	$-	$-	$1,304	$1,381	$238	$-	$5,352
Collectively evaluated for impairment	242,082	308,568	473,299	31,797	38,891	87,452	6,731	199,160	154,417	68,248	28,300	1,638,945
	242,082	309,834	473,739	31,797	39,614	87,452	6,731	200,464	155,798	68,486	28,300	1,644,297
Purchased credit-impaired	4,825	21,388	32,371	465	4,797	-	1,870	23,420	1,580	3,685	516	94,917
Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$223,884	$157,378	$72,171	$28,816	$1,739,214

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

        The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The historic look back periods utilized by management for all loan types was 15 quarters at both June 30, 2016 and December 31, 2015.

        The Company also performs a quantitative calculation on the purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. This analysis indicated a need for a $262 thousand and $178 thousand provision for loan losses for the purchased performing portfolio at June 30, 2016 and December 31, 2015, respectively. The remaining mark on the purchased performing loan portfolio was $5.0 million and $2.1 million at June 30, 2016 and December 31, 2015, respectively. Approximately $3.4 million of the remaining mark at June 30, 2016 on the purchased performing loan portfolio was associated with the First Capital merger.

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

4)

        Reserve on PCI loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool. There were no outstanding reserves on PCI loans as of June 30, 2016 and December 31, 2015.

The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2015 to June 30, 2016 was a function of the following:

(1)

a decrease of $1.0 million in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of net recoveries;

(2)

an increase of $2.8 million in the qualitative component of the allowance primarily due to an increase in the economic and market trends factor in light of market volatility and heightened uncertainty which emerged at the end of the quarter, organic loan growth and additional provision recorded for the purchased performing loans; and

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

(3)	an increase of $22 thousand in specific reserves on a single residential construction loan relationship.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both June 30, 2016 and December 31, 2015, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of June 30, 2016 and December 31, 2015, by loan class and by credit quality indicator.

	As of June 30, 2016
	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$331,214	$365,653	$759,337	$100,604	$93,644	$125,466	$10,072	$1,785,990
Special mention	3,314	9,658	2,862	-	443	-	-	16,277
Classified	116	1,129	1,969	-	599	-	338	4,151
Total	$334,644	$376,440	$764,168	$100,604	$94,686	$125,466	$10,410	$1,806,418

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$237,729	$172,605	$65,123	$26,415	$501,872
Special mention	3,816	7,165	448	16	11,445
Classified	2,518	1,250	296	144	4,208
Total	$244,063	$181,020	$65,867	$26,575	$517,525

Total Loans					$2,323,943

	As of December 31, 2015
	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$243,228	$316,706	$500,964	$32,262	$43,454	$87,452	$8,467	$1,232,533
Special mention	3,571	11,986	3,824	-	404	-	-	19,785
Classified	108	2,530	1,322	-	553	-	134	4,647
Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$1,256,965

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$217,463	$150,217	$71,225	$28,762	$467,667
Special mention	4,690	6,213	457	23	11,383
Classified	1,731	948	489	31	3,199
Total	$223,884	$157,378	$72,171	$28,816	$482,249

Total Loans					$1,739,214

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, the associated discount on these loan pools results in income recognition. The increase in loans 60-89 days past due is primarily the result of two relationships that are fully collateralized and for which full repayment is currently expected. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of June 30, 2016 and December 31, 2015.

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	PCI Loans	Current	Total Loans
As of June 30, 2016
Commercial:
Commercial and industrial	$212	$772	$66	$4,340	$329,254	$334,644
CRE - owner-occupied	-	1,809	271	20,179	354,181	376,440
CRE - investor income producing	-	246	608	33,003	730,311	764,168
AC&D - 1-4 family construction	-	-	-	813	99,791	100,604
AC&D - lots, land & development	-	-	-	9,584	85,102	94,686
AC&D - CRE	-	-	-	220	125,246	125,466
Other commercial	-	-	211	1,727	8,472	10,410
Total commercial loans	212	2,827	1,156	69,866	1,732,357	1,806,418

Consumer:
Residential mortgage	-	628	1,623	23,396	218,416	244,063
HELOC	628	1,215	443	1,783	176,951	181,020
Residential construction	-	1,166	276	3,137	61,288	65,867
Other loans to individuals	5	51	25	488	26,006	26,575
Total consumer loans	633	3,060	2,367	28,804	482,661	517,525
Total loans	$845	$5,887	$3,523	$98,670	$2,215,018	$2,323,943

As of December 31, 2015
Commercial:
Commercial and industrial	$18	$28	$78	$4,825	$241,958	$246,907
CRE - owner-occupied	1,273	-	176	21,388	308,385	331,222
CRE - investor income producing	-	-	1,369	32,371	472,370	506,110
AC&D - 1-4 family construction	-	-	-	465	31,797	32,262
AC&D - lots, land & development	-	-	-	4,797	39,614	44,411
AC&D - CRE	-	-	-	-	87,452	87,452
Other commercial	-	212	-	1,870	6,519	8,601
Total commercial loans	1,291	240	1,623	65,716	1,188,095	1,256,965

Consumer:
Residential mortgage	48	1,037	1,023	23,420	198,356	223,884
HELOC	132	139	204	1,580	155,323	157,378
Residential construction	12	-	306	3,685	68,168	72,171
Other loans to individuals	284	51	-	516	27,965	28,816
Total consumer loans	476	1,227	1,533	29,201	449,812	482,249
Total loans	$1,767	$1,467	$3,156	$94,917	$1,637,907	$1,739,214

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). If a loan greater than $150 thousand is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Additionally, a portion of the Company’s qualitative factors accounts for potential impairment on loans generally less than $150 thousand. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. There was no impairment of PCI loans as of June 30, 2016 and December 31, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	866	927	-	1,266	1,312	-
CRE - investor income producing	883	925	-	440	440	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	677	799	-	723	842	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	-	-	-
Total commercial loans	2,637	2,862	-	2,429	2,594	-
Consumer:
Residential mortgage	2,071	2,084	-	1,304	1,339	-
HELOC	-	-	-	157	278	-
Residential construction	-	-	-	238	376	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	2,071	2,084	-	1,699	1,993	-
Total impaired loans with no related allowance recorded	$4,708	$4,946	$-	$4,128	$4,587	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	-	-	-	-	-	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-	-
HELOC	1,224	1,247	194	1,224	1,248	192
Residential construction	242	242	20	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,466	1,489	214	1,224	1,248	192
Total impaired loans with an allowance recorded	$1,466	$1,489	$214	$1,224	$1,248	$192

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	866	927	-	1,266	1,312	-
CRE - investor income producing	883	925	-	440	440	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	677	799	-	723	842	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	-	-	-
Total commercial loans	2,637	2,862	-	2,429	2,594	-
Consumer:
Residential mortgage	2,071	2,084	-	1,304	1,339	-
HELOC	1,224	1,247	194	1,381	1,526	192
Residential construction	242	242	20	238	376	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	3,537	3,573	214	2,923	3,241	192

Total Impaired Loans Individually Reviewed for Impairment	$6,174	$6,435	$214	$5,352	$5,835	$192

Total Impaired Loans Collectively Reviewed for Impairment	$2,241	$2,580	$10	$2,429	$2,863	$368

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three and six months ended June 30, 2016 , the Company recognized $33 thousand and $76 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the three and six months ended June 30, 2015, the Company recognized $47 thousand and $103 thousand, respectively, of interest income with respect to impaired loans. The average recorded investment and interest income recognized on impaired loans, by class, for the three and six months ended June 30, 2016 and 2015 are shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$449	$-	$-	$-	$299	$-	$-	$-
CRE - owner-occupied	1,256	-	2,163	-	1,259	-	2,360	-
CRE - investor income producing	888	6	599	5	738	13	650	13
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	691	9	940	14	701	20	920	26
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	211	-	-	-	141	-	-	-
Total commercial loans	3,495	15	3,702	19	3,138	33	3,930	39
Consumer:
Residential mortgage	1,929	5	850	-	1,720	10	922	-
Home equity lines of credit	78	-	434	-	104	-	468	2
Residential construction	121	-	247	-	160	4	272	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	2,128	5	1,531	-	1,984	14	1,662	2
Total impaired loans with no related allowance recorded	$5,623	$20	$5,233	$19	$5,122	$47	$5,592	$41

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-	-	-
CRE - investor income producing	-	-	-	-	-	-	-	-
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	-	-	91	-	-	-	122	3
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-	-	-
Total commercial loans	-	-	91	-	-	-	122	3
Consumer:
Residential mortgage	139	-	677	8	92	-	691	14
Home equity lines of credit	1,224	10	1,226	10	1,224	19	1,226	21
Residential construction	121	-	-	-	81	-	-	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	1,484	10	1,903	18	1,397	19	1,917	35
Total impaired loans with an allowance recorded	$1,484	$10	$1,994	$18	$1,397	$19	$2,039	$38

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$449	$-	$-	$-	$299	$-	$-	$-
CRE - owner-occupied	1,256	-	2,163	-	1,259	-	2,360	-
CRE - investor income producing	888	6	599	5	738	13	650	13
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	691	9	1,031	14	701	20	1,042	29
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	211	-	-	-	141	-	-	-
Total commercial loans	3,495	15	3,793	19	3,138	33	4,052	42
Consumer:
Residential mortgage	2,068	5	1,527	8	1,812	10	1,613	14
Home equity lines of credit	1,302	10	1,660	10	1,328	19	1,694	23
Residential construction	242	-	247	-	241	4	272	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	3,612	15	3,434	18	3,381	33	3,579	37

Total Impaired Loans Individually Reviewed for Impairment	$7,107	$30	$7,227	$37	$6,519	$66	$7,631	$79

Total Impaired Loans Collectively Reviewed for Impairment	$2,211	$3	$2,953	$10	$2,283	$10	$2,894	$24

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At June 30, 2016, there were no loans past due 90 days or more and accruing interest. At December 31, 2015, there was $1.2 million in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at December 31, 2015. The recorded investment in nonaccrual loans at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Commercial:
Commercial and industrial	$107	$97
CRE - owner-occupied	961	1,266
CRE - investor income producing	795	318
AC&D - lots, land & development	5	6
Other commercial	211	-
Total commercial loans	2,079	1,687
Consumer:
Residential mortgage	2,107	1,333
HELOC	651	762
Residential construction	276	467
Other loans to individuals	71	77
Total consumer loans	3,105	2,639
Total nonaccrual loans	$5,184	$4,326

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $125.0 million and $121.0 million and a carrying value of $98.7 million and $94.9 million at June 30, 2016 and December 31, 2015, respectively. PCI loans represented 3.1% and 3.8% of total assets at June 30, 2016 and December 31, 2015, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. The servicing income and accretion to interest income shown in the table below are both reported in the interest income on loans line of the income statement. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

The PCI loan portfolio attributable to the First Capital acquisition was accounted for at fair value as follows:

January 1, 2016

Contractual principal and interest at acquisition	$23,023
Nonaccretable difference	(3,120)
Expected cash flows at acquisition	19,903
Accretable yield	(1,663)

Basis in PCI loans at acquisition - estimated fair value	$18,240

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

A summary of changes in the accretable yield for PCI loans for the six months ended June 30, 2016 and 2015 follows:

	Six Months Ended June 30,
	2016	2015

Accretable yield, beginning of period	$32,509	$40,540
Addition from the First Capital acquisition	1,663	-
Servicing income	(2,985)	(3,351)
Accretion to interest income	(2,814)	(3,300)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,515	2,808
Other changes, net	489	76
Accretable yield, end of period	$30,377	$36,773

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

As of June 30, 2016, the Company had 12 TDR loans totaling $3.1 million, of which $560 thousand were nonaccrual loans. As of December 31, 2015, the Company had 14 TDR loans totaling $3.3 million, of which $466 thousand were nonaccrual loans. The Company had allocated $194 thousand and $192 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of June 30, 2016 and December 31, 2015.

The following tables represent a breakdown of the types of concessions made by loan class for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
CRE - investor income producing	1	$91	$91	1	$91	$91
Total	1	$91	$91	1	$91	$91

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	1	$15	$15	1	$15	$15
CRE - owner occupied	-	-	-	1	84	84
CRE - investor income producing	-	-	-	1	209	209
Residential mortgage	-	-	-	1	12	12
Total	1	$15	$15	4	$320	$320

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were no loans modified as TDRs within the 12 months ended June 30, 2016 for which there was a payment default during the six months ended June 30, 2016. One loan was modified as a commercial TDR within the 12 months ended June 30, 2015 for which there was a payment default during the six months ended June 30, 2015, as listed below.

	Six months ended June 30, 2015
	Number of loans	Recorded Investment
Extended payment terms
CRE - investor income producing	1	$84
Total	1	$84

The Company does not deem a TDR successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended June 30, 2016 and 2015:

	Twelve Months Ended June 30, 2016
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	$-	1	$91	-	$-
Total	-	$-	1	$91	-	$-

	Twelve Months Ended June 30, 2015
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	-	$-	1	$180	-	$-
Extended payment terms	1	636	3	236	1	84
Total	1	$636	4	$416	1	$84

Note 6 – FDIC Loss Share Agreements

In connection with the acquisition of Citizens South Banking Corporation (“Citizens South”) in 2012, the Bank assumed two purchase and assumption agreements with the FDIC that cover approximately $15.1 million and $17.7 million of covered loans as of June 30, 2016 and December 31, 2015, respectively, and $0.4 million and $1.2 million of covered OREO as of June 30, 2016 and December 31, 2015, respectively. Citizens South acquired these assets in prior transactions with the FDIC.

Within the first purchase and assumption agreement are two loss share agreements that originated in March 2010, related to Citizen South’s acquisition of Bank of Hiawassee, a Georgia state-chartered bank headquartered in Hiawassee, Georgia. Under these loss-share agreements, the FDIC will cover 80% of net loan losses up to $102 million and 95% of net loan losses that exceed $102 million. The term of the loss-share agreements is ten years for losses and recoveries on residential real estate loans, and five years for losses and eight years for recoveries on all other loans. The agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balance of $19.6 million associated with the Bank of Hiawassee non-single family loans and $816,000 associated with non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. At June 30, 2016 and December 31, 2015, the Bank recorded an estimated receivable from the FDIC in the amount of $1.0 million and $551 thousand, respectively, related to the remaining single-family loss share agreement.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Within the second purchase and assumption agreement are two loss share agreements that originated in April 2011, related to Citizens South’s acquisition of New Horizons Bank, a Georgia state-chartered bank headquartered in East Ellijay, Georgia. The first loss share agreement covers certain residential loans and OREO for a period of ten years. The other loss-share agreement covers all remaining covered assets for a period of five years. The agreement related to New Horizon’s non-single family assets expired on June 30, 2016. On July 1, 2016, the remaining balance of $8.0 million associated with the New Horizon non-single family loans and $836,000 associated with non-single family foreclosed assets were transferred from the covered portfolio to the non-covered portfolio. Pursuant to the terms of these loss share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses, which begins with the first dollar of loss incurred, and certain collection and disposition expenses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets for a period of ten years for residential properties and eight years for all other covered assets. At June 30, 2016 and December 31, 2015, the Bank recorded an estimated receivable from the FDIC in the amount of $161 thousand and $392 thousand, respectively, related to these loss share agreements.

The following table provides changes in the estimated receivable from the FDIC:

	For the six months ended June 30,
	2016	2015

Balance, beginning of period	$943	$3,964
Increase (decrease) in expected losses on loans	35	71
Additional losses to OREO	-	(6)
Reimbursable expenses (income)	(368)	(154)
Amortization discounts and premiums, net	(142)	(515)
Payments to (reimbursements from) the FDIC	697	(2,151)
Balance, end of period	$1,165	$1,209

The estimated receivable from the FDIC is measured separately from the related covered assets and is recorded at carrying value. At June 30, 2016 and December 31, 2015, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $1.4 million and $925 thousand, respectively. Included in the estimated receivable above is a component of amortization, which will be recognized over the life of the agreement, with increases or decreases based on estimated performance of the underlying loans.

In relation to the FDIC indemnification asset is an expected “true-up” with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contain a provision that obligates the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks are less than expected. An estimate of this amount is determined each reporting period. At both June 30, 2016 and December 31, 2015, the “true-up” amount was estimated to be approximately $5.8 million at the end of the loss share agreements. These amounts are recorded in other liabilities on the balance sheet. The actual payment will be determined at the end of the term, including any recovery period, of the loss sharing agreements and will be based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 7 – Other Real Estate Owned

The Company owned $3.2 million and $5.5 million in OREO at June 30, 2016 and December 31, 2015, respectively. The portion of OREO covered under the loss share agreements with the FDIC at June 30, 2016 and December 31, 2015 totaled $0.4 million and $1.2 million, respectively. The Company’s loss share agreement related to New Horizon’s non-single family assets expired on June 30, 2016, and on July 1, 2015, the remaining balance of $836,000 associated with the New Horizon non-single family foreclosed assets was transferred from the covered portfolio to the non-covered portfolio. Therefore, after June 30, 2016, the Company bears all future losses on that portfolio of foreclosed properties. The Company’s loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015, and on April 1, 2015, the remaining balance of $816,000 associated with the Bank of Hiawassee non-single family foreclosed assets was transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, the Company bears all future losses on that portfolio of foreclosed properties.

Transactions in OREO for the three and six months ended June 30, 2016 and 2015 are summarized below:

	Three months ended June 30,		Six months ended June 30,
Non-Covered OREO	2016	2015	2016	2015

Beginning balance	$3,425	$8,570	$4,211	$8,979
Additions	36	1,413	1,593	3,001
Transfers from covered to non-covered	-	812	-	812
Sales	(503)	(1,510)	(2,666)	(3,404)
Writedowns	(92)	(381)	(272)	(484)
Ending balance	$2,866	$8,904	$2,866	$8,904

Covered OREO	2016	2015	2016	2015

Beginning balance	$985	$1,713	$1,240	$3,011
Additions	-	197	-	676
Transfers from covered to non-covered	-	(812)	-	(812)
Sales	(562)	(214)	(782)	(1,990)
Writedowns	(43)	-	(78)	(1)
Ending balance	$380	$884	$380	$884

As of June 30, 2016, the Company has $3.3 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

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

As of both June 30, 2016 and December 31, 2015, the Company had a net DTA in the amount of approximately $29.0 million. The unchanged balance reflects the increase in deferred tax assets related to the merger with First Capital in the first quarter, which was offset by 2016 earnings. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of June 30, 2016 and December 31, 2015 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either June 30, 2016 or December 31, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 9 - Per Share Results

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of shares outstanding during the relevant period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued or vested. Potential shares that may be issued by the Company or vested relate solely to outstanding stock options and restricted shares (non-vested shares), and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and vesting of restricted shares reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Company's stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares. Anti-dilutive shares represent those options whose weighted average exercise price is less than the closing stock price at the reporting date and those restricted stock awards that are unvested and not dilutive, as described above, as of the reporting date.

For the three months ended June 30, 2016, the Company issued 212,434 restricted stock awards, repurchased 150,000 shares in open market transactions and acquired 31,207 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the three months ended June 30, 2015, the Company issued 205,800 restricted stock awards, issued 3,885 shares pursuant to the exercise of stock options, repurchased 145,809 shares in open market transactions and acquired 23,366 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

For the six months ended June 30, 2016, the Company issued 236,544 restricted stock awards and 1,300 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 248,349 shares of Common Stock in open market transactions and acquired 123,826 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the six months ended June 30, 2015, the Company issued 212,300 restricted stock awards, issued 28,963 shares pursuant to the exercise of stock options, issued 1,182 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 149,609 shares in open market transactions and acquired 33,031 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying condensed consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Weighted-average number of common shares outstanding excluding unvested restricted shares	52,394,397	43,971,007	52,340,772	43,944,638

Effect of dilutive stock options and unvested restricted shares	310,140	330,888	310,114	342,786

Weighted-average number of common shares and dilutive potential common shares outstanding	52,704,537	44,301,895	52,650,886	44,287,424

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

There were 1,579,453 outstanding options and 889,409 outstanding unvested restricted shares that were anti-dilutive for the three months ended June 30, 2016. There were 237,650 dilutive stock options and 72,489 dilutive unvested restricted shares outstanding for the three months ended June 30, 2016.

There were 1,863,294 outstanding options and 911,281 outstanding unvested restricted shares that were anti-dilutive for the three months ended June 30, 2015. There were 256,825 dilutive stock options and 74,063 dilutive unvested restricted shares outstanding for the three months ended June 30, 2015.

There were 1,593,556 outstanding options and 875,331 outstanding unvested restricted shares that were anti-dilutive for the six months ended June 30, 2016. There were 223,547 dilutive stock options and 86,567 dilutive unvested restricted shares outstanding for the six months ended June 30, 2016.

There were 1,867,290 outstanding options and 895,387 outstanding unvested restricted shares that were anti-dilutive for the six months ended June 30, 2015. There were 252,829 dilutive stock options and 89,957 dilutive unvested restricted shares outstanding for the six months ended June 30, 2015.

At June 30, 2016, 436,590 of the outstanding unvested restricted shares had stock price-based performance conditions, which will vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively.

Note 10 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At June 30, 2016, the Company had $754.3 million of pre-approved but unused lines of credit, $10.0 million of standby letters of credit and $12.2 million of commercial letters of credit. At December 31, 2015, the Company had $514.8 million of pre-approved but unused lines of credit, $9.1 million of standby letters of credit and $267 thousand of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

Note 11 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors and swaps, to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		June 30, 2016			December 31, 2015

			Estimated Fair Value			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:	Other assets and
Pay fixed swaps with counterparty	other liabilities	$45,000	$-	$3,597	$70,000	$-	$3,788

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liabilities	23,088	-	807	23,118	-	344

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets	148,332	8,083	-	97,571	3,174	-
Matched interest rate swaps with counterparty	Other liabilities	148,332	-	8,600	97,571	-	3,174
Matched foreign exchange contract with borrower	Other assets	272	8	-	662	19	-
Matched foreign exchange contract with counterparty	Other liabilities	272	-	8	662	-	19
		297,208	8,091	8,608	196,466	3,193	3,193

Total derivatives		$365,296	$8,091	$13,012	$289,584	$3,193	$7,325

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million three-year forward starting, five-year interest rate swap with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(871) thousand and $(1.4) million at June 30, 2016 and December 31, 2015, respectively, and is included in other liabilities.

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. In January 2016, the $25.0 million two-year forward starting swap was terminated, resulting in a $1.9 million breakage fee. This breakage fee will be amortized into interest expense over the remaining life of the underlying instruments of approximately 60 months. The remaining derivative instruments are carried at a fair market value of $(2.7) million and $(2.4) million at June 30, 2016 and December 31, 2015, respectively, and are included in other liabilities.

At both June 30, 2016 and December 31, 2015, the Company had loan swaps, with an aggregate notional amount of $23.1 million, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate..

To meet the needs of the Company’s customers, at June 30, 2016 the Company had interest rate swap agreements in place to convert certain fixed-rate receivables to floating rates. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had a notional amount of $148.3 million at June 30, 2016 and are included in other assets and other liabilities at their fair values of $8.1 million and $8.6 million, respectively. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. At December 31, 2015, the interest rate swaps had a notional amount of $97.6 million representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $2.9 million.

In 2015, the Company began entering into foreign exchange contracts to convert Euros to U.S. Dollars on behalf of the Company’s customers. To offset this foreign exchange risk, the Company has entered into substantially identical agreements with a third party to hedge these foreign exchange contracts. The contracts are used to offset exposure to foreign currency risk associated with non-U.S. dollar transactions. The foreign exchange contracts had a notional amount of $272 thousand at June 30, 2016 representing the amount of contracts outstanding in U.S. dollars, and are included in other assets and other liabilities at their fair value of $8 thousand. All changes in fair value are recorded as other noninterest income and other noninterest expense. The notional amount of foreign exchange contracts at December 31, 2015 were $662 thousand, and were included in other assets and other liabilities at their fair value of $19 thousand.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table details the location and amounts recognized in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss) recognized in OCI					Pre-tax gain (loss) reclassified from AOCI into income
	For the three months ended		For the six months ended		Location of amounts	For the three months ended		For the six months ended
	June 30,		June 30,		reclassified from	June 30,		June 30,
	2016	2015	2016	2015	AOCI into Income	2016	2015	2016	2015

Cash flow hedges:
Interest rate contracts	$(475)	$646	$(1,700)	$(610)	Total interest expense	$88	$103	$177	$206

		Pre-tax gain (loss) recognized in income
		For the three months ended		For the six months ended
	Location of amounts	June 30,		June 30,
	recognized in income	2016	2015	2016	2015
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(80)	$(96)	$(153)	$(200)

Not designated as hedges:
Client-related interest rate contracts	Other income	(143)	43	(288)	$(33)
		$(223)	$(53)	$(441)	$(233)

Because of the unfavorable position of outstanding swap instruments at June 30, 2016 and December 31, 2015, the Company posted collateral of approximately $15.8 million and $10.5 million in securities, respectively, with the related counterparties.

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

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$2,118	$838	$1,280	$(3,150)	$(1,175)	$(1,975)
Change in net unrealized gain (loss) on securities transferred to held to maturity	26	37	(11)	73	28	45
Reclassification adjustment for net gains recognized in net income	87	(33)	120	-	-	-
Total securities available for sale and transferred securities	2,231	842	1,389	(3,077)	(1,147)	(1,930)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(475)	(114)	(361)	646	322	324
Change in the accumulated loss on terminated cash flow hedge derivatives	93	33	60	-	-	-
Reclassification adjustment for interest payments	88	(32)	121	103	(39)	142
Total derivatives	(294)	(113)	(181)	749	283	466

Total other comprehensive income (loss)	$1,937	$729	$1,208	$(2,328)	$(864)	$(1,464)

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$6,809	$2,504	$4,305	$(165)	$(69)	$(96)
Change in net unrealized gain (loss) on securities transferred to held to maturity	52	64	(12)	209	86	123
Reclassification adjustment for net gains recognized in net income	93	33	60	-	-	-
Total securities available for sale and transferred securities	6,954	2,601	4,353	44	17	27

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(1,700)	46	(1,746)	(610)	(230)	(380)
Change in the accumulated loss on terminated cash flow hedge derivatives	186	(611)	797	-	-	-
Reclassification adjustment for interest payments	177	65	112	206	78	128
Total derivatives	(1,337)	(500)	(837)	(404)	(152)	(252)

Total other comprehensive income (loss)	$5,617	$2,101	$3,516	$(360)	$(135)	$(225)

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

 The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$564	$(1,065)	$(2,362)	$(2,863)
Other comprehensive income (loss) before reclassifications	4,293	-	(1,746)	2,547
Amounts reclassified from accumulated other comprehensive loss	60	-	112	173
Transfer of securities from available for sale to held to maturity	12	(12)	-	-
Terminated cash flow hedge derivatives	-	-	797	797
Net other comprehensive income (loss) during the period	4,365	(12)	(837)	3,516
Balance, June 30, 2016	$4,929	$(1,077)	$(3,199)	$653

Balance, January 1, 2015	$1,313	$(1,282)	$(1,506)	$(1,475)
Other comprehensive income (loss) before reclassifications	27	-	(380)	(353)
Amounts reclassified from accumulated other comprehensive loss	-	-	128	128
Transfer of securities from available for sale to held to maturity	(123)	123	-	-
Net other comprehensive income (loss) during the period	(96)	123	(252)	(225)
Balance, June 30, 2015	$1,217	$(1,159)	$(1,758)	$(1,700)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2016 and December 31, 2015 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Financial assets:
Cash and cash equivalents	$69,873	$69,873	$69,873	$-	$-
Investment securities available-for-sale	393,131	393,131	1,341	390,430	1,360
Investment securities held-to-maturity	102,125	106,762	-	106,762
Nonmarketable equity securities	14,420	14,420	-	14,420	-
Loans held for sale	11,967	11,967	-	11,967	-
Loans, net of allowance	2,316,024	2,289,239	-	148,332	2,140,907
FDIC indemnification asset	1,165	1,370	-	-	1,370
Accrued interest receivable	6,842	6,842	-	6,842	-
Derivative instruments	8,091	8,091	-	8,091	-

Financial liabilities:
Deposits with no stated maturity	1,725,235	1,725,235	-	1,725,235	-
Deposits with stated maturities	748,188	749,850	-	749,850	-
Borrowings	297,890	297,832	-	297,832	-
Accrued interest payable	568	568	-	568	-
Derivative instruments	13,012	13,012	-	13,012	-

December 31, 2015
Financial assets:
Cash and cash equivalents	$70,526	$70,526	$70,526	$-	$-
Investment securities available-for-sale	384,934	384,934	-	383,434	1,500
Investment securities held-to-maturity	106,458	107,629	-	107,629	-
Nonmarketable equity securities	11,366	11,366	-	11,366	-
Loans held for sale	4,943	4,943	-	4,943	-
Loans, net of allowance	1,732,751	1,674,081	-	32,117	1,641,964
FDIC indemnification asset	943	925	-	-	925
Accrued interest receivable	5,082	5,082	-	5,082	-
Derivative instruments	3,193	3,193	-	3,193	-

Financial liabilities:
Deposits with no stated maturity	1,412,882	1,412,882	-	1,412,882	-
Deposits with stated maturities	539,780	541,823	-	541,823	-
Borrowings	239,258	239,159	-	239,159	-
Accrued interest payable	515	515	-	515	-
Derivative instruments	7,325	7,325	-	7,325	-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)\

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

At June 30, 2016 and December 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
June 30, 2016
U.S. Government agencies	$-	$504	$-	$504
Municipal securities	-	14,218	-	14,218
Residential agency pass-through securities	-	182,345	-	182,345
Residential collateralized mortgage obligations	-	106,866	-	106,866
Asset-backed securities	-	86,497	-	86,497
Corporate and other securities	-	-	1,360	1,360
All other equity securities	1,341	-	-	1,341
Fair value loans	-	148,332	-	148,332
Derivative instruments	-	(4,921)	-	(4,921)

December 31, 2015
U.S. Government agencies	$-	$514	$-	$514
Municipal securities	-	14,796	-	14,796
Residential agency pass-through securities	-	131,460	-	131,460
Residential collateralized mortgage obligations	-	151,631	-	151,631
Commercial mortgage-backed obligations	-	4,756	-	4,756
Asset-backed securities	-	79,120	-	79,120
Corporate and other securities	-	-	1,500	1,500
All other equity securities	1,157	-	-	1,157
Fair value loans	-	32,117	-	32,117
Derivative instruments	-	(4,132)	-	(4,132)

Securities measured on a Level 3 recurring basis at June 30, 2016 and December 31, 2015 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market.  There were no transfers between valuation levels for any accounts for the three and six months ended June 30, 2016 and 2015. If different valuation techniques were deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015.

	Securities Available for Sale (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Fair value, beginning of the period	$1,360	$1,568	$1,500	$1,570
Change in unrealized gain recognized in other comprehensive income	-	(6)	(140)	(8)
Fair value, end of the period	$1,360	$1,562	$1,360	$1,562

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

Fair Value on a Nonrecurring Basis

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ (Liabilities) at Fair Value
June 30, 2016
OREO	$-	$-	$1,947	$1,947
Impaired loans:
Residential construction	-	-	266	266

December 31, 2015
OREO	$-	$-	$5,451	$5,451
Impaired loans:
CRE - investor income producing	-	-	365	365
Residential mortgage	-	-	725	725
Residential construction	-	-	251	251

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended June 30, 2016, OREO with a carrying value of $0.6 million was written down by $0.1 million to $0.5 million. During the six months ended June 30, 2016, OREO with a carrying value of $3.6 million was written down by $0.3 million to $3.3 million. During the three months ended June 30, 2015, OREO with a carrying value of $2.5 million was written down by $375 thousand to $2.2 million. During the six months ended June 30, 2015, OREO with a carrying value of $3.3 million was written down by $485 thousand to $2.8 million.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2016.

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Weighted Average Discount

OREO	$1,947	Appraisals	Discount to reflect current market conditions	0%	-	30%	17.94%

Impaired loans	266	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%	23.88%

	$2,213

Note 14 – Shareholders’ Equity

The Company maintains share-based plans for directors and employees to attract, retain and provide incentives for key employees in the form of incentive and non-qualified stock options and restricted stock. As a result of the First Capital merger, the Company assumed the First Capital Bancorp, Inc. 2010 Stock Incentive Plan (renamed the Park Sterling Corporation 2010 Stock Incentive Plan) which at the effective date of the merger had 184,789 shares available for future awards to be issued under the plan. The total number of shares available for issuance under all outstanding share-based plans is 612,035 as of June 30, 2016.

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2015	2,094,493	$7.43	3.73	$1,518,937	959,309	$5.02	$6,966,295
Restricted shares granted	-	-	-	-	236,534	7.34	-
Options exercised	(274,890)	-	-	-	-	-	-
Restricted shares vested	-	-	-	-	(188,895)	6.43	-
Expired and forfeited	(2,500)	-	-	-	(38,783)	6.82	-

At June 30, 2016	1,817,103	$7.57	3.09	$1,000,653	968,165	$5.23	$6,819,858

Exercisable at June 30, 2016	1,812,936

At June 30, 2016, unrecognized compensation cost related to nonvested stock options of $9 thousand is expected to be recognized over a weighted-average period of 0.73 years. There was no net compensation expense for stock options for the three months ended June 30, 2016 due to a forfeiture that offset the expense. Total compensation expense for stock options was $5 thousand for the three months ended June 30, 2015. Total compensation expense for stock options was $13 thousand and $16 thousand for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, unrecognized compensation cost related to nonvested restricted shares of $2.5 million is expected to be recognized over a weighted-average period of 1.46 years. Total compensation expense for restricted shares was $387 thousand and $284 thousand for the three months ended June 30, 2016 and 2015, respectively. Total compensation expense for restricted shares was $670 thousand and $574 thousand for the six months ended June 30, 2016 and 2015, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 15 – Subsequent Event

Dividend Declaration

On July 27, 2016, the Company announced that its Board of Directors declared a quarterly dividend of $0.04 per common share, payable on August 23, 2016 to all common shareholders of record as of the close of business on August 9, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three- and six-month period ended June 30, 2016. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $8.3 million, or $0.16 per share, for the six months ended June 30, 2016 compared to $8.1 million, or $0.18 per share, for the six months ended June 30, 2015. Changes in net income from the first six months of 2015 include a 25.7% increase in net interest income and a 14.9% increase in noninterest income, which were partially offset by a 28.7% increase in all noninterest expense levels driven by the acquisition of First Capital Bancorp, Inc. (“First Capital”) on January 1, 2016, and a $1.3 million increase in provision for loan losses driven by an increase in qualitative factors following the added market volatility and heightened uncertainty which emerged at the end of the second quarter.

The Company reported adjusted net income, which excludes merger-related expenses and gain or loss on sale of securities, of $12.6 million, or $0.24 per share, for the six months ended June 30, 2016, compared to $8.2 million, or $0.19 per share, for the six months ended June 30, 2015. The increase in adjusted net income resulted from higher net interest and noninterest income, partially offset by the increase in noninterest expenses, again driven primarily by the acquisition of First Capital and the increase in provision for loan losses.

Net interest margin was 3.73% for the six months ended June 30, 2016, representing an 8 basis point decrease from 3.81% for the six months ended June 30, 2015. This decrease in net interest margin reflects primarily the lower interest rates on new loans and core net interest margin compression, partially offset by the additional accretion of fair value marks on purchased performing loans acquired from First Capital.

Total assets increased $659.8 million, or 26.2%, to $3.2 billion at June 30, 2016, compared to total assets of $2.5 billion at December 31, 2015. Cash and equivalents decreased 0.9% and total investment securities increased 1.8%. Total loans, excluding loans held for sale, increased 33.6%, to $2.3 billion due primarily to the acquisition of First Capital, as well as continued success in origination efforts.

Asset quality remains a point of strength for the Company with nonperforming loans to total loans of 0.33% and nonperforming assets to total assets of 0.35% at June 30, 2016. Nonperforming loans decreased 6%, to $7.8 million, at June 30, 2016, compared to $8.3 million, or 0.47% of total loans, at December 31, 2015. Nonperforming assets decreased to $11.0 million, at June 30, 2016, compared to $13.7 million, or 0.54% of total assets, at December 31, 2015.

Total deposits increased 26.7%, to $2.5 billion at June 30, 2016, compared to $2.0 billion at December 31, 2015, due to the acquisition of First Capital and growth in both retail and commercial banking as the Company has continued to emphasize growing transaction account relationships. Total shareholders’ equity increased 24.5%, to $354.5 million at June 30, 2016 compared to $284.7 million at December 31, 2015, driven by the issuance of shares in connection with the acquisition of First Capital, retained earnings and an increase in unrealized gains in the marketable securities portfolio and cash flow hedges. The Company’s ratio of total common equity to total assets decreased to 11.17% at June 30, 2016 from 11.32% at December 31, 2015. The Company’s ratio of tangible common equity to tangible assets decreased to 9.00% at June 30, 2016 from 9.93% at December 31, 2015. The Company’s Tier 1 leverage ratio decreased to 10.06% at June 30, 2016 from 11.00% at December 31, 2015, primarily due to higher intangible assets as a result of the First Capital acquisition.

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

Non-GAAP Financial Measures

In addition to traditional measures, management uses tangible assets, tangible common equity, adjusted allowance for loan losses, adjusted net income, and adjusted noninterest expenses, and related ratios and per-share measures, including adjusted return on average assets and adjusted return on average equity, each of which is a non-GAAP financial measure. Management uses (i) tangible assets and tangible common equity (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) to evaluate both its asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable) to evaluate its core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	June 30, 2016 (Unaudited)	December 31, 2015 (Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$3,174,075	$2,514,260
Less: intangible assets	(75,551)	(38,768)
Tangible assets	$3,098,524	$2,475,492

Total common equity	$354,450	$284,704
Less: intangible assets	(75,551)	(38,768)
Tangible common equity	$278,899	$245,936

Tangible common equity	278,899	245,936
Divided by: tangible assets	3,098,524	2,475,492
Tangible common equity to tangible assets	9.00%	9.93%
Common equity to assets	11.17%	11.32%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$10,873	$9,064
Plus: acquisition accounting net FMV adjustments to acquired loans	31,277	28,173
Adjusted allowance for loan losses	$42,150	$37,237
Divided by: total loans (excluding LHFS before FMV adjustments)	2,358,174	1,769,988
Adjusted allowance for loan losses to total loans	1.79%	2.10%
Allowance for loan losses to total loans	0.47%	0.51%

	Three months ended		Six months ended
	June 30, 2016 (Unaudited)	June 30, 2015 (Unaudited)	June 30, 2016 (Unaudited)	June 30, 2015 (Unaudited)
Adjusted net income
Pretax income (as reported)	$8,597	$6,542	$13,211	$12,150
Plus: merger-related expenses	1,268	167	6,461	289
(gain) loss on sale of securities	87	-	93	-
Adjusted pretax income	9,952	6,709	19,765	12,439
Tax expense	3,509	2,331	7,155	4,196
Adjusted net income	$6,443	$4,378	$12,610	$8,243

Divided by: weighted average diluted shares	52,704,537	44,301,895	52,650,886	44,287,424
Adjusted net income per share	$0.12	$0.10	$0.24	$0.19
Estimated tax rate	34.26%	34.75%	36.20%	33.73%

Adjusted noninterest expense
Noninterest expense	$21,946	$18,232	$48,099	$37,371
Less: merger-related expenses	(1,268)	(167)	(6,461)	(289)
Adjusted noninterest expense	$20,678	$18,065	$41,638	$37,082

Adjusted return on average assets
Adjusted net income	$6,443	$4,378	$12,610	$8,243
Divided by: average assets	3,135,031	2,406,671	3,133,828	2,395,150
Multiplied by: annualization factor	4.02	4.01	2.01	2.02
Adjusted return on average assets	0.83%	0.73%	0.81%	0.69%
Return on average assets	0.71%	0.71%	0.53%	0.68%

Adjusted return on average equity
Adjusted net income	$6,443	$4,378	$12,610	$8,243
Divided by: average common equity	352,505	280,676	350,531	279,436
Multiplied by: annualization factor	4.02	4.01	2.01	2.02
Adjusted return on average equity	7.35%	6.26%	7.23%	5.95%
Return on average equity	6.33%	6.10%	4.76%	5.81%

(1)

Provided merely as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios; fair market adjustments are available only for losses on acquired loans.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements, to the Unaudited Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

At June 30, 2016, PCI loans represent loans acquired in connection with the acquisitions of Community Capital Corporation (“Community Capital”), Citizens South Banking Corporation (“Citizens South”), Provident Community Bancshares, Inc. (“Provident Community”) and First Capital, that were deemed credit impaired at the time of acquisition. PCI loans that had been classified as nonperforming loans by these institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

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

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of OREO periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as net cost (earnings) of operation of OREO, a component of non-interest expense.

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

Our loss share agreement related to New Horizon’s non-single family assets expired on June 30, 2016. On July 1, 2016, the remaining balances associated with the New Horizon non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. Therefore, after June 30, 2016, we will bear all future losses on that portfolio of loans and foreclosed properties. Our loss share agreement related to Bank of Hiawassee’s non-single family assets expired on March 31, 2015. On April 1, 2015, the remaining balances associated with the Bank of Hiawassee non-single family loans and foreclosed properties were transferred from the covered portfolio to the non-covered portfolio. Therefore, after March 31, 2015, we will bear all future losses on that portfolio of loans and foreclosed properties.

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

As of both June 30, 2016 and December 31, 2015, we had a net DTA in the amount of approximately $29.0 million. The unchanged balance reflects the increase in deferred tax assets related to the merger with First Capital in the first quarter, which was offset by 2016 earnings. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either June 30, 2016 or December 31, 2015.

Additional information regarding our income taxes is presented in Note 12 —Income Taxes to the 2015 Audited Financial Statements and Note 8 — Income Taxes to the Unaudited Financial Statements included in this Form 10-Q.

Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased $659.8 million to $3.2 billion at June 30, 2016 compared to total assets of $2.5 billion at December 31, 2015. During the six months, cash and equivalents decreased $0.7 million, or 0.9%, to $69.9 million at June 30, 2016 from $70.5 million at December 31, 2015; total loans, excluding loans held for sale, increased $585.1million, or 33.6%, to $2.3 billion at June 30, 2016 from $1.7 billion at December 31, 2015; and investment securities, which include available-for-sale and held-to-maturity securities, increased slightly to $495.3 million at June 30, 2016 from $491.4 million at December 31, 2015. These changes were driven by the acquisition of First Capital and organic growth during the period.

Total liabilities of $2.8 billion at June 30, 2016 increased $590.1 million, or 26.5%, compared to total liabilities of $2.2 billion at December 31, 2015. Total deposits increased $520.8 million, or 26.7%, to $2.5 billion at June 30, 2016 reflecting both the acquisition of First Capital as well as growth in commercial and retail banking. Total borrowings increased $58.6 million, or 24.5%, to $297.9 million at June 30, 2016 from $239.3 million at December 31, 2015, including an increase of $8.6 million in trust preferred subordinated debt, net of acquisition accounting fair market value adjustments, assumed in the First Capital acquisition and the incurrence of an additional $50 million of FHLB borrowings.

Total shareholders’ equity increased $69.7 million, or 26.2%, during the first half of the year to $354.5 million at June 30, 2016. The $69.7 million increase was due to $61.3 million related to the 8,376,094 shares issued in connection with the acquisition of First Capital, $8.3 million of net income for the six months ended June 30, 2016, a $3.5 million improvement in accumulated other comprehensive income resulting from unrealized securities gains and $683 thousand of net share-based compensation. Additionally, there were 274,890 stock options exercised during the first six months of 2016, resulting in total proceeds of $1.8 million. These increases were partially offset by the repurchase of 248,349 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program, the acquisition of 123,826 shares in connection with satisfaction of tax withholding obligations on vested restricted stock and payment of $3.2 million of dividends on common stock.

The following table presents selected ratios for the Company for the three and six months ended June 30, 2016 and 2015 and for the year ended December 31, 2015:

Selected Ratios

	Three months ended June 30, (annualized)		Six months ended June 30, (annualized)		Twelve months ended December 31,
	2016	2015	2016	2015	2015
Return on Average Assets	0.71%	0.71%	0.53%	0.68%	0.68%

Return on Average Equity	6.33%	6.10%	4.76%	5.81%	5.90%

Period End Equity to Total Assets	11.17%	11.32%	11.17%	11.32%	11.32%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At June 30, 2016, investment securities totaled $495.3 million compared to $491.4 million at December 31, 2015. Securities available-for-sale of $24.3 million were sold in the three months ended June 30, 2016 resulting in gross losses of $87 thousand. Securities available-for-sale of $124.4 million were sold in the six months ended June 30, 2016 resulting in gross gains of $94 thousand and gross losses of $187 thousand. There were no sales of securities during the three or six months ended June 30, 2015. The significant amount of sales of securities during the first quarter of 2016 is due to the sale of securities held by First Capital immediately following the acquisition.

At June 30, 2016, our available-for-sale investment portfolio had a net unrealized gain of $7.9 million compared to a $903 thousand net unrealized gain at December 31, 2015. The improvement in the unrealized gain is a result of an improvement in market rates at period end. There were no securities with an unrealized loss deemed to be other than temporary at June 30, 2016 or December 31, 2015.

The “Volcker Rule” under the Dodd Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). At June 30, 2016 and December 31, 2015, the Company held a collateralized loan obligation (“CLO”) with a fair value of $5.0 million, which was included in asset-backed securities, that currently would be prohibited under the Volcker Rule unless the collateral eligibility language in the CLO is amended to comply with the new bank investment criteria under the Volcker Rule. The net unrealized loss of the prohibited CLO was $68,250 and $57,300 at June 30, 2016 and December 31, 2015, respectively. The Company will determine any disposition plans for this security as the documentation is, or is not, amended. Unless the documentation is amended to avoid inclusion within the rule’s prohibitions, the Company would have to recognize other-than-temporary-impairment with respect to this security in conformity with GAAP rules and dispose of the security by July 21, 2017. The Company held no other security types potentially affected by the Volcker Rule at June 30, 2016.

At June 30, 2016, we had $35.0 million in interest-bearing deposits at correspondent banks, all of which was on deposit with the Federal Reserve Bank, compared to $16.5 million in interest-bearing deposits at correspondent banks at December 31, 2015. This increase reflects the deposit of cash that was maintained on hand at December 31, 2015 in anticipation of the First Capital merger, which ultimately was funded with proceeds from a senior unsecured term loan.

Loans

We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts or portfolio managers are responsible for underwriting and assigning proper risk grades for all commercial loans with exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and supporting documents which outline the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure. A management-level loan committee reviews all loans greater than $3 million and is responsible for approving all credits in excess of the chief credit officer and senior credit officers’ lending authority, which was $5 million at June 30, 2016.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our current AC&D loan origination is focused on 1–4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve over the past three years due to increasing new home sales in our primary markets. As of June 30, 2016, approximately 1% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $181.0 million as of June 30, 2016. HELOCs typically have a draw period of 10 years followed by a 10- or 15- year repayment period. During the draw period, a borrower is only required to make interest payments. Once the draw period has concluded, the line is typically placed on a 1% repayment schedule or is renewed. Management closely monitors HELOCs for end-of-draw periods and works with customers as the end-of-draw approaches. Reviews of all outstanding HELOCs are performed on at least a semi-annual basis.

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

At June 30, 2016, total loans, net of deferred fees and excluding loans held for sale, increased $585.1 million compared to December 31, 2015 due to the acquisition of First Capital and organic loan growth. The acquisition of First Capital led to shifts in the allocation of the loan portfolio from December 31, 2015 to June 30, 2016. The combination of commercial and industrial and owner-occupied real estate loans decreased to 31% of total loans at June 30, 2016 from 32% of total loans at December 31, 2015. Investor income producing commercial real estate increased to 33% from 29% of total loans and AC&D loans increased to 14% of total loans as compared to 10% of total loans at December 31, 2015. Total consumer loans decreased to 22% from 28% of total loans, with residential mortgages decreasing to 10%, home equity lines of credit decreasing to 8% and residential construction decreasing to 3%, of total loans.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of June 30, 2016 and December 31, 2015. Details of the seven environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

Allowance Allocation by Component

	June 30, 2016
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$479	4.41%	$1,649	15.17%	$-	0.00%
CRE - owner-occupied	-	0.00%	143	1.32%	1,088	10.01%	-	0.00%
CRE - investor income producing	-	0.00%	202	1.86%	2,370	21.80%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	485	4.46%	-	0.00%
AC&D - lots, land & development	-	0.00%	1	0.01%	448	4.12%	-	0.00%
AC&D - CRE	-	0.00%	44	0.40%	792	7.28%	-	0.00%
Other commercial	-	0.00%	-	0.00%	70	0.64%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	200	1.84%	621	5.71%	-	0.00%
Home equity lines of credit	194	1.78%	394	3.62%	945	8.69%	-	0.00%
Residential construction	20	0.18%	99	0.91%	320	2.94%	-	0.00%
Other loans to individuals	-	0.00%	10	0.09%	299	2.75%	-	0.00%
Total	$214	1.97%	$1,572	14.46%	$9,087	83.57%	$-	0.00%

	December 31, 2015
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$745	8.22%	$1,076	11.87%	$-	0.00%
CRE - owner-occupied	-	0.00%	116	1.28%	1,019	11.24%	-	0.00%
CRE - investor income producing	-	0.00%	726	8.01%	1,373	15.15%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	247	2.73%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	278	3.07%	-	0.00%
AC&D - CRE	-	0.00%	37	0.41%	642	7.08%	-	0.00%
Other commercial	-	0.00%	-	0.00%	69	0.76%	-	0.00%
Consumer:						0%
Residential mortgage	-	0.00%	169	1.86%	503	5.55%	-	0.00%
HELOC	192	2.12%	286	3.16%	859	9.48%	-	0.00%
Residential construction	-	0.00%	253	2.79%	208	2.29%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	266	2.93%	-	0.00%

Total	$192	2.12%	$2,332	25.73%	$6,540	72.15%	$-	0.00%

The allowance for loan losses was $10.9 million, or 0.47% of total loans, at June 30, 2016 compared to $9.1 million, or 0.52% of total loans, at December 31, 2015. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of an increase of $2.8 million in the qualitative component of the allowance primarily due to due to an increase in the economic and market trends factor in light of market volatility and heightened uncertainty which emerged at the end of the quarter, organic loan growth and additional provision recorded for the purchased performing loans. This increase was partially offset by a decrease of $1.0 million in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of net recoveries. There was also an increase of $22 thousand in specific reserves for the six months ended June 30, 2016 on a single residential construction loan relationship.

In accordance with GAAP, loans acquired from Community Capital, Citizens South, Provident Community and First Capital were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At June 30, 2016, acquired loans comprised 33% of our total loans, compared to 22% at December 31, 2015. The ratio of the allowance for loan losses to total loans was 0.47% at June 30, 2016 and 0.52% at December 31, 2015. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 1.79% at June 30, 2016 and 2.10% at December 31, 2015. Adjusted allowance for loan losses to loans is a non-GAAP financial measure which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both June 30, 2016 and December 31, 2015, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $11.0 million, or 0.35% of total assets at June 30, 2016 compared to $13.7 million, or 0.54%, of total assets at December 31, 2015. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $0.5 million, or 6%, to $7.8 million, or 0.33% of total loans at June 30, 2016, compared to $8.3 million, or 0.47% of total loans at December 31, 2015. Nonperforming loans continue to remain at low levels and, when presented, are resolved as expeditiously as possible by management. Nonperforming assets at June 30, 2016 include $0.4 million of covered OREO representing 3% of total nonperforming assets at June 30, 2016, compared to $1.2 million of covered OREO representing 9% of total nonperforming assets at December 31, 2015.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans increased $0.9 million, or 20%, in the first half of 2016 from $4.3 million at December 31, 2015 to $5.2 million at June 30, 2016. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At June 30, 2016, nonaccrual TDR loans were $560 thousand and had no related allowance recorded. At December 31, 2015, nonaccrual TDR loans were $466 thousand and had no related allowances recorded. Accruing TDRs totaled $2.6 million at June 30, 2016 and $2.8 million at December 31, 2015 and had related allowances of $194 thousand recorded at both June 30, 2016 and December 31, 2015.

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

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated periodically and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) generally greater than $150 thousand as well as selected other loans as deemed appropriate. At June 30, 2016, we maintained “watch loans” totaling $29.8 million compared to $31.2 million at December 31, 2015. Approximately $24.5 million and $26.8 million of the watch loans at June 30, 2016 and December 31, 2015, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At June 30, 2016, OREO totaled $3.2 million, all of which is recorded at values based on our most recent appraisals. Included in that total is $0.4 million of OREO covered under the FDIC loss share agreements. At December 31, 2015, OREO totaled $5.5 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total was $1.2 million of OREO covered under the FDIC loss share agreements. The Company currently expects 80% of losses and associated expenses on covered OREO to be reimbursed under its FDIC loss share agreements.

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

Total deposits at June 30, 2016 were $2.5 billion, an increase of $520.8 million, or 26.7%, from December 31, 2015. Noninterest bearing demand deposits increased $145.4 million, or 41.4% at June 30, 2016. Non-brokered money market, NOW and savings deposits increased $172.3 million, or 17.3%. Non-brokered time deposits increased $179.3 million, or 37.6%, and brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, increased $23.8 million, or 18.5%. Increases were primarily due to the acquisition of First Capital and retail sales efforts. The following is a summary of deposits at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Noninterest bearing demand deposits	$496,195	$350,836
Interest-bearing demand deposits	429,145	407,204
Money market deposits	644,992	500,569
Savings	95,174	89,271
Brokered deposits	152,202	128,390
Certificates of deposit and other time deposits	655,715	476,392
Total deposits	$2,473,423	$1,952,662

Total borrowings increased $58.6 million to $297.9 million at June 30, 2016 compared to $239.3 million at December 31, 2015. Borrowings at June 30, 2016 include $33.2 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt related to trust preferred securities, of which $8.6 million was assumed in connection with the acquisition of First Capital, a $29.7 million senior unsecured term loan and $235.0 million of FHLB borrowings.

The following table details short and long-term borrowings at June 30, 2016 and December 31, 2015:

			June 30, 2016		December 31, 2015
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
FHLB Daily Rate Credit	1/6/2016	0.4900%	-		$10,000
FHLB Fixed Rate Credit	1/7/2016	0.3532%	-		10,000
FHLB Fixed Rate Credit	1/7/2016	0.3532%	-		10,000
FHLB Adjustable Rate Credit	1/11/2016	0.3900%	-		80,000
FHLB Adjustable Rate Credit	1/21/2016	0.3800%	-		40,000
FHLB Adjustable Rate Credit	1/21/2016	0.3567%	-		15,000
FHLB Fixed Rate Credit	7/5/2016	0.4300%	60,000		-
FHLB Fixed Rate Credit	7/7/2016	0.3800%	20,000		-
FHLB Fixed Rate Credit	7/18/2016	0.4000%	80,000
FHLB Fixed Rate Credit	7/20/2016	0.4000%	20,000
FHLB Fixed Rate Hybrid	9/26/2016	1.9050%	5,000		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.0675%	5,000		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.2588%	5,000		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.0250%	5,000		5,000
Total short-term borrowings			200,000	0.37%	185,000	0.57%

Long-term borrowings:
FHLB Adjustable Rate Credit	7/7/2017	0.6566%	20,000		-
FHLB Adjustable Rate Credit	7/21/2017	0.6649%	15,000		-
Total Federal Home Loan Bank			35,000	0.66%	-	0.00%
Junior subordinated debt	12/15/35	2.2039%	9,885		9,743
Junior subordinated debt	01/10/24	4.8012%	4,760		-
Junior subordinated debt	03/01/37	2.3751%	5,490		5,424
Junior subordinated debt	10/01/36	2.3522%	2,758		2,724
Junior subordinated debt	09/21/36	2.3339%	3,816		-
Junior subordinated debt	06/15/36	2.1839%	6,467		6,371
Senior unsecured term loan	12/18/22	4.7500%	29,714		30,000
Total long-term borrowings			62,890	3.63%	54,262	3.56%
	Total borrowings		$297,890		$239,262

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and six months ended June 30, 2016 and 2015:

Condensed Consolidated Statements of Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$29,698	$22,458	$7,240	32.2%	$59,860	$44,643	$15,217	34.1%
Gross interest expense	3,648	1,842	1,806	98.0%	7,214	3,601	3,613	100.3%
Net interest income	26,050	20,616	5,434	26.4%	52,646	41,042	11,604	28.3%

Provision for loan losses	882	134	748	558.2%	1,438	314	1,124	358.0%

Noninterest income	5,375	4,292	1,083	25.2%	10,102	8,793	1,309	14.9%
Noninterest expense	21,946	18,232	3,714	20.4%	48,099	37,371	10,728	28.7%
Net income before taxes	8,597	6,542	2,055	31.4%	13,211	12,150	1,061	8.7%

Income tax expense	3,045	2,273	772	34.0%	4,919	4,098	821	20.0%

Net income	$5,552	$4,269	$1,283	30.1%	$8,292	$8,052	$240	3.0%

Net Income. Net income for the three months ended June 30, 2016 was $5.6 million, compared to $4.3 million for the three months ended June 30, 2015. Changes in net income from the second quarter of 2015 include a 26.4% increase in net interest income and a 25.2% increase in noninterest income, which were partially offset by a 20.4% increase in noninterest expense levels and a $748 thousand increase in provision for loan losses. Annualized return on average assets remained flat during the three-month period ended June 30, 2016 at 0.71% compared to the same period in 2015. Adjusted annualized return on average assets improved to 0.83% during the three-month period ended June 30, 2016 compared to 0.73% for the same period in 2015. Annualized return on average equity increased to 6.33% for the three-month period ended June 30, 2016 from 6.10% for the three-month period ended June 30, 2015. Adjusted annualized return on average equity improved to 7.35% during the three-month period ended June 30, 2016 compared to 6.26% for the same period in 2015.

Net income for the six months ended June 30, 2016, was $8.3 million compared to $8.1 million for the same period in 2015. This increase in net income is due to increases in net interest income and noninterest income, offset by an increase in noninterest expenses and provision for loan losses. Annualized return on average assets for the six-month periods ended June 30, 2016 and 2015 was 0.53% and 0.68%, respectively. Adjusted annualized return on average assets for the six-month periods ended June 30, 2016 and 2015 was 0.81% and 0.69%, respectively. Annualized return on average equity decreased to 4.76% for the six-month period ended June 30, 2016 from 5.81% for the six-month period ended June 30, 2015. Adjusted annualized return on average equity increased to 7.23% for the six-month period ended June 30, 2016 from 5.95% for the six-month period ended June 30, 2015.

Changes in the return on average assets for the three and six months ended June 30, 2016 were a function of the slower rate of increase on net income compared to the rate of increase on average assets due to merger related expenses. Changes in the return on average equity for the three and six months ended June 30, 2016 were a function of the rate of increase on net income compared to the rate of increase on average equity due to merger related share issuances. Increases in adjusted return on average assets and adjusted return on average equity for the three and six months ended June 30, 2016 were due to improved earnings. Adjusted return on average assets and adjusted return on average equity are non-GAAP financial measures. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $26.1 million for the three-month period ended June 30, 2016 from $20.6 million for the three months ended June 30, 2015. The increase is primarily due to an increase in average interest earning assets, which represented both the acquisition of First Capital and organic loan growth, as well as additional interest income driven by the recognition of $0.7 million of the purchased performing fair value mark related to the acquisition of First Capital loans into income during the period. Net interest income increased to $52.6 million for the six-month period ended June 30, 2016 from $41.0 million for the six months ended June 30, 2015. The increase is again due to an increase in average interest earning assets, which represented organic loan growth as well as the acquisition of First Capital, and the recognition of $1.8 million of the purchased performing fair value mark from that acquisition during the first six months of 2016.

Total average interest-earning assets increased to $2.8 billion in the three and six months ended June 30, 2016 compared to $2.2 billion in the three and six months ended June 30, 2015. Average balances of total interest-bearing liabilities increased to $2.3 billion in the three and six-month periods ended June 30, 2016, compared to $1.8 billion in the same periods in 2015. The increases in average balances are the result of the First Capital merger and organic growth. Our net interest margin decreased from 3.78% in the three-month period ended June 30, 2015 to 3.69% in the corresponding period in 2016. This decrease in net interest margin reflects primarily the lower interest rates on new loans and core net interest margin compression, partially offset by the additional accretion of fair value marks on purchased performing loans acquired from First Capital. Our net interest margin decreased from 3.81% in the six-month period ended June 30, 2015 to 3.73% in the corresponding period in 2016 for reasons consistent with the three-month period decline noted above.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate (3)	Average Balance	Income/ Expense	Yield/ Rate (3)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$2,298,569	$26,729	4.68%	$1,643,844	$19,667	4.80%
Federal funds sold	3,848	5	0.52%	730	-	0.00%
Taxable investment securities	484,057	2,640	2.18%	474,807	2,508	2.11%
Tax-exempt investment securities	14,131	137	3.88%	13,960	143	4.10%
Nonmarketable equity securities	12,832	153	4.80%	12,177	122	4.02%
Other interest-earning assets	29,727	34	0.46%	39,921	18	0.18%
Total interest-earning assets	2,843,164	29,698	4.20%	2,185,439	22,458	4.12%
Allowance for loan losses	(9,961)			(8,895)
Cash and due from banks	35,011			16,356
Premises and equipment	66,029			58,912
Other assets	200,788			154,859
Total assets	$3,135,031			$2,406,671

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$426,427	$81	0.08%	$411,806	$71	0.07%
Savings and money market	744,945	840	0.45%	525,359	405	0.31%
Time deposits - core	686,003	1,272	0.75%	458,139	632	0.55%
Brokered deposits	139,164	270	0.78%	133,981	176	0.53%
Total interest-bearing deposits	1,996,539	2,463	0.50%	1,529,285	1,284	0.34%
Short-term borrowings	163,132	251	0.62%	148,901	76	0.20%
Long-term FHLB borrowings	64,808	440	2.73%	55,000	131	0.96%
Subordinated debt	33,102	494	6.00%	23,833	351	5.91%
Total borrowed funds	261,042	1,185	1.83%	227,734	558	0.98%
Total interest-bearing liabilities	2,257,581	3,648	0.65%	1,757,019	1,842	0.42%
Net interest rate spread		26,050	3.55%		20,616	3.70%
Noninterest-bearing demand deposits	483,465			338,092
Other liabilities	41,480			30,884
Shareholders' equity	352,505			280,676
Total liabilities and shareholders' equity	$3,135,031			$2,406,671
Net interest margin			3.69%			3.78%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate (3)	Average Balance	Income/ Expense	Yield/ Rate (3)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)(2)	$2,286,696	$53,853	4.74%	$1,623,279	$38,778	4.82%
Federal funds sold	5,372	13	0.49%	596	-	0.00%
Taxable investment securities	485,605	5,327	2.19%	477,255	5,299	2.22%
Tax-exempt investment securities	15,089	284	3.76%	13,409	281	4.19%
Nonmarketable equity securities	13,340	307	4.63%	12,371	249	4.06%
Other interest-earning assets	32,326	76	0.47%	43,887	36	0.17%
Total interest-earning assets	2,838,428	59,860	4.24%	2,170,797	44,643	4.15%

Allowance for loan losses	(9,912)			(8,633)
Cash and due from banks	35,885			16,646
Premises and equipment	66,271			59,133
Other assets	203,156			157,207
Total assets	$3,133,828			$2,395,150

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$426,610	$168	0.08%	$409,863	$139	0.07%
Savings and money market	739,124	1,671	0.45%	521,374	800	0.31%
Time deposits - core	698,146	2,492	0.72%	459,713	1,220	0.54%
Brokered deposits	132,994	548	0.83%	137,254	352	0.52%
Total interest-bearing deposits	1,996,874	4,879	0.49%	1,528,204	2,511	0.33%
Short-term borrowings	177,417	545	0.62%	150,055	152	0.20%
Long-term FHLB borrowings	65,316	850	2.62%	53,950	259	0.00%
Subordinated debt	33,015	940	5.73%	23,749	679	5.77%
Total borrowed funds	275,748	2,335	1.70%	227,754	1,090	0.97%
Total interest-bearing liabilities	2,272,622	7,214	0.64%	1,755,958	3,601	0.41%
Net interest rate spread		52,646	3.60%		41,042	3.73%
Noninterest-bearing demand deposits	469,961			328,805
Other liabilities	40,714			30,951
Shareholders' equity	350,531			279,436
Total liabilities and shareholders' equity	$3,133,828			$2,395,150
Net interest margin			3.73%			3.81%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Provision for Loan Losses. Our provision for loan losses increased $748 thousand to $882 thousand during the three months ended June 30, 2016, compared to $134 thousand during the corresponding period in 2015. Our provision for loan losses increased $1.1 million, or 358%, to a provision of $1.4 million during the six months ended June 30, 2016, from a $0.3 million provision during the corresponding period in 2015. Included in the loan loss provision for both periods of 2016 was an increase in allowance for loan losses of $2.8 million to the qualitative component of the allowance primarily due to an increase in the economic and market trends factor in light of market volatility and heightened uncertainty which emerged at the end of the second quarter, organic loan growth and additional provision recorded for the purchased performing loans.

We had $159 thousand in net recoveries during the three months ended June 30, 2016 compared to net charge-offs of $327 thousand during the corresponding period in 2015. We had $371 thousand in net recoveries during the six months ended June 30, 2016 compared to net charge-offs of $179 thousand during the corresponding period in 2015. The net recoveries in the first half of 2016 reflected the continued resolution of problem assets from the legacy Park Sterling portfolio. There were no charge-offs in excess of fair market value adjustments on PCI loans during the three- or six-months ended June 30, 2016.

Noninterest Income. The following table presents components of noninterest income for the three and six months ended June 30, 2016 and 2015:

Noninterest Income

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,528	$1,107	$421	38.0%	$3,017	$2,126	$891	41.9%
Income from fiduciary activities	580	774	(194)	-25.1%	1,244	1,506	(262)	-17.4%
Commissions and fees from investment brokerage	283	132	151	114.4%	422	262	160	61.1%
Income from capital markets	767	394	373	94.7%	835	792	43	5.4%
Gain (loss) on sale of securities available for sale	(87)	-	(87)	100.0%	(93)	-	(93)	100.0%
ATM and card income	776	629	147	23.4%	1,349	1,323	26	2.0%
Mortgage banking income	873	956	(83)	-8.7%	1,648	1,907	(259)	-13.6%
Income from bank-owned life insurance	526	553	(27)	-4.9%	1,514	1,321	193	14.6%
Amortization of indemnification asset and true-up liability expense	(25)	(165)	140	-84.8%	(172)	(559)	387	-69.2%
Other noninterest income	154	(88)	242	-275.0%	338	115	223	193.9%

Total noninterest income	$5,375	$4,292	$1,083	25.2%	$10,102	$8,793	$1,309	14.9%

Noninterest income increased $1.1 million, or 25.2%, for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. Noteworthy changes among categories include (i) a $421 thousand increase in service charges on deposit accounts due to an increase in deposits from First Capital; (ii) a $194 thousand decrease in income from fiduciary activities due to declines in assets under management; (iii) a $151 thousand increase in commissions and fees from investment brokerage due to higher second quarter volumes; (iv) a $373 increase in income from capital markets due to strong business volumes originated in the second quarter; (v) a $147 thousand increase in ATM and card income due to steady volume and a year-to-date adjustment for chip card conversion costs; and (vi) a $242 thousand increase in other noninterest income as the three months ended June 30, 2015 included a $196 thousand reduction of capital on certain limited partnership investments based on final 2014 partnership documentation received. Also included in the second quarter of 2016 were losses on sale of securities of $87 thousand. There were no gains or losses on the sale of securities during the second quarter of 2015.

Noninterest income increased $1.3 million, or 14.9%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Noteworthy changes among categories include (i) an $891 thousand increase in service charges on deposit accounts, as a direct contribution of the First Capital merger; (ii) a $262 thousand decrease in income from fiduciary activities due to declines in assets under management; (iii) a $160 thousand increase in commissions and fees from investment brokerage due to higher volumes; (iv) a $259 thousand decrease in mortgage banking income due to decreased activity in loan closings and the period end pipeline; (vi) a $193 thousand increase in income from bank-owned life insurance due primarily to death benefits received in the first quarter of 2016; and (vii) a $223 thousand increase in other noninterest income primarily as a result of a $196 thousand reduction of capital on certain limited partnership investments based on final 2014 partnership documentation received, which was included during the 2015 period. Also included in the first six months of 2016 were losses on sale of securities of $93 thousand. There were no gains or losses on the sale of securities during the first six months of 2015.

Noninterest Expense. The following table presents components of noninterest expense for the three and six months ended June 30, 2016 and 2015:

Noninterest Expense

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$11,774	$10,021	$1,753	17.5%	$24,792	$20,452	$4,340	21.2%
Occupancy and equipment	3,041	2,491	550	22.1%	6,166	5,046	1,120	22.2%
Advertising and promotion	367	304	63	20.7%	788	678	110	16.2%
Legal and professional fees	950	660	290	43.9%	1,675	1,458	217	14.9%
Deposit charges and FDIC insurance	478	433	45	10.4%	910	825	85	10.3%
Data processing and outside service fees	2,224	1,640	584	35.6%	7,747	3,288	4,459	135.6%
Communication fees	505	541	(36)	-6.7%	988	1,119	(131)	-11.7%
Core deposit intangible amortization	458	347	111	32.0%	916	695	221	31.8%
Net cost of operation of other real estate owned	70	232	(162)	-69.8%	336	267	69	25.8%
Loan and collection expense	273	242	31	12.8%	310	396	(86)	-21.7%
Postage and supplies	191	116	75	64.7%	364	265	99	37.4%
Other noninterest expense	1,615	1,205	410	34.0%	3,107	2,882	225	7.8%

Total noninterest expense	$21,946	$18,232	$3,714	20.4%	$48,099	$37,371	$10,728	28.7%

Total noninterest expense increased to $21.9 million for the three months ended June 30, 2016, an increase of $3.7 million, or 20.4%, from $18.2 million for the corresponding period in 2015. Excluding merger-related expenses of $1.3 million and $167 thousand for the three-month periods ended June 30, 2016 and 2015, respectively, adjusted noninterest expense increased $2.6 million for the three months ended June 30, 2016, compared to the corresponding period in the prior year. Merger expenses for the three months ended June 30, 2016 included $263 thousand of salary and employee benefit expenses, $249 thousand of data processing charges related to the termination of First Capital’s core processing contract, $313 thousand of professional fees, $80 thousand of advertising expense and $361 thousand of other expenses. Merger expenses for the three months ended June 30, 2015 included $60 thousand of professional fees and $106 thousand of other expenses related to previous mergers. Total noninterest expense increased to $48.1 million for the six months ended June 30, 2016, an increase of $10.7 million, or 28.7%, from $37.4 million for the corresponding period in 2015. Excluding merger-related expenses of $6.5 million and $289 thousand for the six-month periods ended June 30, 2016 and 2015, respectively, adjusted noninterest expense increased $4.6 million, or 12.3%, for the six months ended June 30, 2016, compared to the corresponding period in the prior year. Adjusted noninterest expenses is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Three-month comparison and analysis

Salaries and employee benefits expenses increased $1.8 million, or 17.5%, to $11.8 million in the second quarter of 2016, compared to $10.0 million in the comparable period of 2015, primarily as a result of increased headcount associated with the acquisition of First Capital and organic growth and merger and non-merger related compensation expense of $416 thousand. Total full-time equivalents increased to 529 at June 30, 2016 from 503 at June 30, 2015. Compensation expense for share-based compensation plans was $389 thousand in the second quarter of 2016 compared to $290 thousand in the comparable period of 2015.

Other notable variances during the second quarter of 2016 include (i) an increase in occupancy and equipment expense of $550 thousand, or 22.1%; (ii) a $290 thousand increase in legal and professional fees; (iii) an increase in data processing fees of $584 thousand, or 35.6% due to the expenses associated with the First Capital core system conversion; (iv) an $111 thousand increase in core deposit intangible amortization; and (v) an increase of $410 thousand, or 34.0% in other noninterest expense as the second quarter of 2016 included $320 thousand in other merger-related expenses. The majority of these increases were related to the acquisition of First Capital, as well as organic growth. Offsetting these increases was a $162 thousand decrease in net cost of operation of other real estate owned, as management continues to sell OREO properties and thus reduce costs.

Six-month comparison and analysis

Salaries and employee benefits expenses increased $4.3 million, or 21.2%, to $24.8 million in the six months ended June 30, 2016 compared to $20.5 million in the comparable period of 2015. These increases are primarily due to merger-related compensation expenses of $1.4 million, non-merger related severance expense of $334 thousand, an increase in incentive based compensation of $816 thousand and increased headcount.

Other notable changes between categories during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015 include (i) an increase in occupancy and equipment expense of $1.1 million, or 22.2%, to $6.2 million primarily due to the addition of the First Capital branches as well as improvements to our Wilmington and Charleston locations; (ii) an increase in data processing fees of $4.5 million, or 135.6%; (iii) an increase in core deposit intangible amortization of $221 thousand, or 31.8%; and (vii) a $225 thousand, or 7.8%, increase in other noninterest expense. These increases were primarily related to the acquisition of First Capital.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended June 30, 2016, we recognized income tax expense of $3.0 million compared to income tax expense of $2.2 million for the same period in 2015. The effective tax rate for the three months ended June 30, 2016 is 35.42% compared to 34.74% for the same period in 2015. The change in the effective tax rate was due in part to certain non-deductible merger-related expenses.

For the six months ended June 30, 2016, we recognized income tax expense of $4.9 million compared to income tax expense of $4.1 million for the same period in 2015. The effective tax rate for the six months ended June 30, 2016 is 37.23% compared to 33.73% for the same period in 2015. The change in the effective tax rate was due in part to certain non-deductible merger-related expenses as well as adjustments made to deferred tax assets for the true-up in tax rates and a re-measurement due to the First Capital acquisition.

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. We strive to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of Federal funds sold. Liquidity is governed by an asset/liability policy approved by the board of directors and administered by an internal Asset-Liability Management Committee (the “ALCO”). The ALCO reports monthly asset/liability-related matters to the Loan and Risk Committee of the board of directors and is charged with monitoring our asset / liability mix, interest rate sensitivity and liquidity risk management.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. At June 30, 2016, we had $344.3 million of credit available from the FHLB, $301.4 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks. We believe that our liquidity position continues to be very adequate and readily available. At December 31, 2015, we had total Federal funds credit lines of $371.0 million with no outstanding advances. If additional liquidity were needed, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At June 30, 2016, we had $754.3 million of pre-approved but unused lines of credit, $10.0 million of standby letters of credit and $12.2 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our contingency funding plan describes several potential stages based on stressed liquidity levels. Our board of directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulators. We maintain various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, the bank would utilize these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to us. This could increase our cost of funds, impacting net interest margins and net interest spreads.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at June 30, 2016 was $354.5 million, compared to $284.7 million at December 31, 2015. The $69.7 million increase was due to $61.3 million related to the 8,376,094 shares issued in connection with the acquisition of First Capital, $8.3 million of net income for the six months ended June 30, 2016, a $3.5 million improvement in accumulated other comprehensive income from unrealized securities gains and cash flow hedges and $683 thousand of net share-based compensation. Additionally, there were 274,890 stock options exercised during the first six months of 2016, resulting in total proceeds of $1.8 million. These increases were partially offset by the repurchase of 248,349 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program, the acquisition of 123,826 shares in connection with satisfaction of tax withholding obligations on vested restricted stock and the payment of $3.2 million of dividends on common stock.

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

At June 30, 2016 and December 31, 2015, both the Company and the Bank were “well capitalized”.   Actual and required capital levels at June 30, 2016 and December 31, 2015 are presented below:

	Capital Ratios at June 30, 2016
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$340,424	13.42%	$202,940	8.00%	$266,359	10.50%	$253,675	10.00%
Tier 1 capital (to risk-weighted assets)	329,510	12.99%	152,205	6.00%	215,624	8.50%	202,940	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	329,510	12.99%	114,154	4.50%	177,572	7.00%	164,889	6.50%
Tier 1 capital (to average assets)	329,510	10.81%	121,949	4.00%	121,949	4.00%	152,436	5.00%
Risk Weighted Assets	2,536,749
Average Assets for Tier 1	3,048,719

The Company
Total capital (to risk-weighted assets)	$318,650	12.55%	$203,077	8.00%	$266,538	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	307,736	12.12%	152,308	6.00%	215,769	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	282,721	11.14%	114,231	4.50%	177,692	7.00%	N/A	N/A
Tier 1 capital (to average assets)	307,736	10.06%	122,350	4.00%	122,350	4.00%	N/A	N/A
Risk Weighted Assets	2,538,461
Average Assets for Tier 1	3,058,742

	Capital Ratios at December 31, 2015
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$268,354	13.86%	$154,840	8.00%	$203,228	10.50%	$193,550	10.00%
Tier 1 capital (to risk-weighted assets)	259,290	13.40%	116,130	6.00%	164,518	8.50%	154,840	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	259,290	13.40%	87,098	4.50%	135,485	7.00%	125,808	6.50%
Tier 1 capital (to average assets)	259,290	10.66%	97,255	4.00%	97,255	4.00%	121,568	5.00%
Risk Weighted Assets	1,935,503
Average Assets for Tier 1	2,431,369

The Company
Total capital (to risk-weighted assets)	$277,669	14.30%	$155,334	8.00%	$203,877	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	268,605	13.83%	116,501	6.00%	165,043	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	251,807	12.97%	87,376	4.50%	135,918	7.00%	N/A	N/A
Tier 1 capital (to average assets)	268,605	11.00%	97,672	4.00%	97,672	4.00%	N/A	N/A
Risk Weighted Assets	1,941,681
Average Assets for Tier 1	2,441,811

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 15 - Off-Balance Sheet Risk of the 2015 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016, we were not involved in any unconsolidated SPE transactions.

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

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2016 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” presented our 2015 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended June 30, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from April 1, 2016 through April 30, 2016	6,506	$6.89	-	1,900,000

Repurchases from May 1, 2016 through May 31, 2016	24,009	7.35	5,000	1,895,000

Repurchases from June 1, 2016 through June 30, 2016	150,692	7.41	145,000	1,750,000

Total	181,207	7.38	150,000	1,750,000

(1)

Included in the total number of shares purchased are 6,506, 19,009, and 5,692 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in April, May and June, respectively.

(2)

On October 29, 2014, the board of directors approved a new share repurchase program, which will expire on November 1, 2016, to repurchase up to 2,200,000 of our common shares from time to time, depending on market conditions and other factors. The new share repurchase program replaced the prior share repurchase program which expired on November 1, 2014.

During the three months ended June 30, 2016, the Company did not have any unregistered sales of equity securities.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 6, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: August 9, 2016	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: August 9, 2016	By:	/s/ Donald K. Truslow
Donald K. Truslow
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 6, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements