Form 10-Q
period 2016-09-30
Park Sterling Corp
filed 2016-11-09
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 8, 2016, the registrant had outstanding 53,301,533 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2016	2015 *

ASSETS

Cash and due from banks	$35,066	$53,840
Interest-earning balances at banks	38,540	16,451
Federal funds sold	345	235
Investment securities available-for-sale, at fair value	405,010	384,934
Investment securities held-to-maturity (fair value of $103,724 and $107,629 at September 30, 2016 and December 31, 2015, respectively)	99,415	106,458
Nonmarketable equity securities	16,289	11,366
Loans held for sale	15,203	4,943
Loans:
Non-covered	2,368,950	1,724,164
Covered	-	17,651
Less allowance for loan losses	(11,612)	(9,064)
Net loans	2,357,338	1,732,751

Premises and equipment, net	64,632	55,658
Bank-owned life insurance	70,167	58,633
Deferred tax asset	26,947	28,971
Other real estate owned - noncovered	2,730	4,211
Other real estate owned - covered	-	1,240
Goodwill	63,030	29,197
FDIC indemnification asset	-	943
Core deposit intangible	11,896	9,571
Accrued interest receivable	6,045	5,082
Other assets	14,285	9,776

Total assets	$3,226,938	$2,514,260

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$505,591	$350,836
Interest-bearing	1,978,686	1,601,826
Total deposits	2,484,277	1,952,662

Short-term borrowings	280,000	185,000
Long-term borrowings	29,725	29,996
Junior subordinated debt	33,339	24,262
Accrued interest payable	901	515
Accrued expenses and other liabilities	40,000	37,121
Total liabilities	2,868,242	2,229,556

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 53,305,834 and 44,854,509 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	53,306	44,854
Additional paid-in capital	275,323	222,596
Retained earnings	29,409	20,117
Accumulated other comprehensive income (loss)	658	(2,863)
Total shareholders' equity	358,696	284,704

Total liabilities and shareholders' equity	$3,226,938	$2,514,260

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$26,521	$19,475	$80,374	$58,253
Federal funds sold	1	1	14	1
Taxable investment securities	2,583	2,636	7,910	7,935
Tax-exempt investment securities	137	152	421	433
Nonmarketable equity securities	151	142	458	391
Interest on deposits at banks	51	23	127	60
Total interest income	29,444	22,429	89,304	67,073

Interest expense
Money market, NOW and savings deposits	953	654	2,984	1,706
Time deposits	1,447	841	4,294	2,299
Short-term borrowings	345	90	890	241
Long-term borrowings	379	134	1,229	394
Subordinated debt	497	348	1,437	1,027
Total interest expense	3,621	2,067	10,834	5,667
Net interest income	25,823	20,362	78,470	61,406

Provision for loan losses	642	-	2,080	314
Net interest income after provision for loan losses	25,181	20,362	76,390	61,092

Noninterest income
Service charges on deposit accounts	1,671	1,370	4,688	3,495
Income from fiduciary activities	582	821	1,961	2,327
Commissions and fees from investment brokerage	157	126	444	388
Income from capital markets	680	238	1,515	1,030
Gain (loss) on sale of securities available for sale	-	54	(93)	54
ATM and card income	730	537	2,079	1,860
Mortgage banking income	1,015	700	2,663	2,607
Income from bank-owned life insurance	532	1,058	2,046	2,379
Amortization of indemnification asset and true-up liability expense	(139)	(162)	(311)	(721)
Other noninterest income	219	185	557	301
Total noninterest income	5,447	4,927	15,549	13,720

Noninterest expense
Salaries and employee benefits	11,755	9,952	36,547	30,404
Occupancy and equipment	3,111	2,591	9,277	7,638
Advertising and promotion	44	313	832	991
Legal and professional fees	978	472	2,653	1,930
Deposit charges and FDIC insurance	405	401	1,315	1,226
Data processing and outside service fees	2,331	1,668	10,078	4,956
Communication fees	532	501	1,520	1,620
Core deposit intangible amortization	458	347	1,374	1,042
Net cost of operation of other real estate owned	(92)	163	244	430
Loan and collection expense	425	151	735	547
Postage and supplies	115	123	479	388
Other noninterest expense	1,050	1,737	4,157	4,619
Total noninterest expense	21,112	18,419	69,211	55,791

Income before income taxes	9,516	6,870	22,728	19,021

Income tax expense	3,192	2,092	8,111	6,190

Net income	$6,324	$4,778	$14,617	$12,831

Basic earnings per common share	$0.12	$0.11	$0.28	$0.29

Diluted earnings per common share	$0.12	$0.11	$0.28	$0.29

Dividends per common share	$0.04	$0.03	$0.10	$0.09

Weighted-average common shares outstanding
Basic	52,361,305	43,934,909	52,333,157	43,949,557
Diluted	52,743,928	44,287,019	52,674,315	44,294,191

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$6,324	$4,778	$14,617	$12,831

Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	(553)	2,853	6,256	2,688
Change in net unrealized gain on securities transferred to held to maturity	26	73	78	282
Reclassification adjustment for net gains (losses) recognized in net income	-	(54)	93	(54)
Total securities available for sale and transferred securities	(527)	2,872	6,427	2,916

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	355	(1,845)	(1,344)	(2,455)
Change in the accumulated loss on terminated cash flow hedge derivatives	93	-	278	-
Reclassification adjustment for interest payments	86	104	263	311
Total derivatives	534	(1,741)	(803)	(2,144)

Other comprehensive income , before tax	7	1,131	5,624	772

Deferred tax expense related to other comprehensive income (loss)	2	415	2,103	280

Other comprehensive income , net of tax	5	716	3,521	492

Total comprehensive income	$6,329	$5,494	$18,138	$13,323

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

Nine Months Ended September 30, 2016 and 2015

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2014	44,859,798	$44,860	$222,819	$8,901	$(1,475)	$275,105

Issuance of restricted stock grants	216,482	216	(216)	-	-	-

Forfeitures of restricted stock grants	(16,584)	(17)	17	-	-	-

Exercise of stock options	37,848	38	147	-	-	185

Share-based compensation expense	-	-	898	-	-	898

Common stock repurchased or reacquired	(188,097)	(188)	(1,078)	-	-	(1,266)

Dividends on common stock	-	-	-	(4,040)	-	(4,040)

Net income	-	-	-	12,831	-	12,831

Other comprehensive income	-	-	-	-	492	492

Balance at September 30, 2015	44,909,447	$44,909	$222,587	$17,692	$(983)	$284,205

Balance at December 31, 2015	44,854,509	$44,854	$222,596	$20,117	$(2,863)	$284,704

Shares issued for First Capital merger	8,376,094	8,376	52,937	-	-	61,313

Issuance of restricted stock grants	265,284	265	(265)	-	-	-

Forfeitures of restricted stock grants	(54,433)	(54)	54	-	-	-

Exercise of stock options	285,721	285	1,559	-	-	1,844

Share-based compensation expense	1,300	2	911	-	-	913

Common stock repurchased or reacquired	(422,641)	(422)	(2,469)	-	-	(2,891)

Dividends on common stock	-	-	-	(5,325)	-	(5,325)

Net income	-	-	-	14,617	-	14,617

Other comprehensive income	-	-	-	-	3,521	3,521

Balance at September 30, 2016	53,305,834	$53,306	$275,323	$29,409	$658	$358,696

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$14,617	$12,831
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(8,572)	(5,236)
Net amortization on investments	2,022	1,611
Other depreciation and amortization	7,812	8,110
Provision for loan losses	2,080	314
Share-based compensation expense	913	898
Deferred income taxes	(171)	5,988
Amortization of FDIC indemnification asset	142	601
Net gains (losses) on sales of investment securities available-for-sale	93	(54)
Net gains (losses) on sales of loans held for sale	(1,251)	(1,328)
Net losses on sales of fixed assets	418	946
Net gains on sales of other real estate owned	(411)	(284)
Writedowns on other real estate owned	294	581
Income from bank-owned life insurance	(2,046)	(2,379)
Proceeds from loans held for sale	75,304	80,238
Disbursements for loans held for sale	(85,307)	(72,453)
Change in assets and liabilities:
Decrease (increase) in FDIC indemnification asset	(3,843)	231
Decrease (increase) in accrued interest receivable	893	(492)
Increase in other assets	(4,449)	(2,704)
Increase in accrued interest payable	345	8
Increase in accrued expenses and other liabilities	6,210	13,679
Net cash provided by operating activities	5,093	41,106

Cash flows from investing activities
Net increase in loans	(123,112)	(122,185)
Purchases of premises and equipment	(3,038)	(2,658)
Proceeds from sales of premises and equipment	-	1,363
Purchases of investment securities available-for-sale	(106,636)	(71,167)
Purchases of investment securities held-to-maturity	-	(4,958)
Proceeds from sales of investment securities available-for-sale	124,381	3,095
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	44,237	43,073
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	6,970	11,566
Proceeds from life insurance death benefit	534	1,568
FDIC payment of recoverable covered asset losses	4,644	1,942
Proceeds from sale of other real estate owned	4,681	8,514
Net (purchases) redemptions of nonmarketable equity securities	(623)	155
Termination of cash flow hedge	(1,855)	-
Acquisitions, net of cash acquired	(12,067)	-
Net cash used by investing activities	(61,884)	(129,692)

Cash flows from financing activities
Net increase in deposits	24,712	95,563
Net repayments of long-term borrowings	(45,503)	-
Net advances in short-term borrowings	87,379	5,000
Exercise of stock options	1,844	185
Repurchase of common stock	(2,891)	(1,266)
Dividends on common stock	(5,325)	(4,040)
Net cash provided by financing activities	60,216	95,442

Net increase in cash and cash equivalents	3,425	6,856

Cash and cash equivalents, beginning	70,526	51,390

Cash and cash equivalents, ending	$73,951	$58,246

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,448	$5,659
Cash paid for income taxes	760	400

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$6,408	$1,828
Change in unrealized gain (loss) on cash flow hedge, net of tax	105	(1,336)
Loans transferred to other real estate owned	449	4,964

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At September 30, 2016 and December 31, 2015, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2016 and December 31, 2015, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

In February 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve accounting for share-based payment award transactions. ASU 2016-09 will simplify share-based transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The effective date of this ASU is for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The effective date of this ASU is for reporting periods beginning after December 15, 2019. The implementation of ASU 2016-13 will have a significant impact on both the method of estimating credit losses as well as the amount of credit losses reflected in the Company’s financial statements. The Company is currently in a planning phase for implementation of the new standard and its expected impact on its financial statements.

In August 2016, the FASB issued Accounting Standards Update ASU No. 2016-15,  Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments:  (“ASU 2016-15”).  ASU 2016-15 addresses eight classification issues related to the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions using a retrospective transition method to each period presented.  The Company does not believe this guidance will have a material impact on the Company’s consolidated financial statements.

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

The assets acquired and liabilities assumed from First Capital were recorded at their fair value as of the closing date of the merger. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $34.5 million was initially recorded at the time of the acquisition. As a result of refinements to the fair value mark on nonmarketable equity securities, deferred tax asset, other assets and other liabilities, goodwill as indicated below is $0.7 million less than the goodwill estimated at the time of acquisition; these refinements had no impact on the statement of income. The following table summarizes the consideration paid by the Company in the merger with First Capital and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded	Fair Value and Other
	by	Merger Related	As Recorded
	First Capital	Adjustments	by the Company
Consideration Paid
Cash			$25,834
Common shares issued			61,313

Fair Value of Total Consideration Transferred			$87,147

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$13,767	$-	$13,767
Securities	77,404	69	77,473
Nonmarketable equity securities	4,161	27	4,188
Loans, net of allowance	500,265	(56)	500,209
Premises and equipment	11,699	(393)	11,306
Core deposit intangibles	-	3,700	3,700
Interest receivable	1,856	-	1,856
Bank owned life insurance	10,216	-	10,216
Deferred tax asset	3,956	(706)	3,250
Other assets	2,962	(123)	2,839

Total assets acquired	626,286	2,518	628,804

Deposits	506,060	1,683	507,743
Federal Home Loan Bank advances	45,000	503	45,503
Junior Subordinated Debt	9,963	(1,372)	8,591
Short term borrowings	7,621	-	7,621
Other liabilities	5,994	38	6,032

Total liabilities assumed	$574,638	$852	$575,490

Total net identifiable assets	$51,648	$1,666	$53,314

Goodwill resulting from acquisition			$33,833

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents certain proforma information as if First Capital had been acquired on January 1, 2015. These results combine the historical results of First Capital in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2015. Acquisition-related costs of $7.9 million are included in the Company’s consolidated statements of income for the nine months ended September 30, 2016 and are not included in the proforma information below. In particular, no adjustments have been made to eliminate the amount of First Capital recovery of loan losses of $145 thousand for the nine months ended September 30, 2015. Furthermore, additional expenses related to systems conversions and other costs of integration are expected to be recorded during 2016. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the proforma amounts below:

	Proforma Results for the			Actual Results
	Nine Months Ended September 30, 2015			Nine Months Ended
	Park Sterling	First Capital	Combined	September 30, 2016

Total revenues (net interest income plus noninterest income)	$75,126	$16,871	$91,997	$94,019
Net income	12,831	3,508	16,339	14,617
Basic earnings per common share	$0.29	$0.28	$0.31	$0.28

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at September 30, 2016 and December 31, 2015 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
Securities available-for-sale:
Municipal securities	$12,728	$836	$-	$13,564
Residential agency pass-through securities	188,991	4,295	-	193,286
Residential collateralized mortgage obligations	98,096	1,873	-	99,969
Asset-backed securities	95,140	800	(385)	95,555
Corporate and other securities	1,475	-	(95)	1,380
Equity securities	1,250	6	-	1,256
Total securities available-for-sale	$397,680	$7,810	$(480)	$405,010

Securities held-to-maturity:
Residential agency pass-through securities	$36,361	$1,516	$-	$37,877
Residential collateralized mortgage obligations	6,990	255	-	7,245
Commercial mortgage-backed obligations	51,633	2,556	-	54,189
Asset-backed securities	4,431	-	(18)	4,413
Total securities held-to-maturity	$99,415	$4,327	$(18)	$103,724

December 31, 2015
Securities available-for-sale:
U.S. Government agencies	$503	$11	$-	$514
Municipal securities	14,049	747	-	14,796
Residential agency pass-through securities	130,041	1,500	(81)	131,460
Residential collateralized mortgage obligations	151,928	646	(943)	151,631
Commercial mortgage-backed securities	4,856	-	(100)	4,756
Asset-backed securities	79,941	104	(925)	79,120
Corporate and other securities	1,463	37	-	1,500
Equity securities	1,250	-	(93)	1,157
Total securities available-for-sale	$384,031	$3,045	$(2,142)	$384,934

Securities held-to-maturity:
Residential agency pass-through securities	$41,012	$831	$(53)	$41,790
Residential collateralized mortgage obligations	7,723	69	-	7,792
Commercial mortgage-backed obligations	52,329	-	332	52,661
Asset-backed securities	5,394	-	(8)	5,386
Total securities held-to-maturity	$106,458	$900	$271	$107,629

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In the second quarter of 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2016 and December 31, 2015 totaled $1.5 million and $1.7 million, respectively. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $53.1 million is higher than the $51.6 million carrying value of the securities as of September 30, 2016. There were no transfers of securities from available-for-sale to held-to-maturity during the three and nine months ended September 30, 2016 or 2015.

At September 30, 2016 and December 31, 2015, investment securities with a fair market value of $172.9 million and $154.9 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At September 30, 2016 and December 31, 2015, commercial MBS include $45.6 million and $51.1 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

At September 30, 2016 and December 31, 2015, asset-backed securities include a $4.8 million security that is approximately 45% collateralized by the Federal family education loan program and 55% collateralized by a private student loan program.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at September 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	September 30, 2016
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
Municipal securities
Due after five years through ten years	5,825	6,152
Due after ten years	6,903	7,412
Residential agency pass-through securities
Due after five years through ten years	7,217	7,575
Due after ten years	181,774	185,711
Residential collateralized mortgage obligations
Due after five years through ten years	15,140	15,509
Due after ten years	82,956	84,460
Asset-backed securities
Due after five years through ten years	71,721	69,003
Due after ten years	23,419	26,552
Corporate and other securities
Due after ten years	1,475	1,380
Equity securities
No maturity	1,250	1,256
Total securities available-for-sale	$397,680	$405,010

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$36,361	$37,877
Residential collateralized mortgage obligations
Due after ten years	6,990	7,245
Commercial mortgage-backed obligations
Due after five years through ten years	51,633	54,189
Asset-backed securities
Due after ten years	4,431	4,413
Total securities held-to-maturity	$99,415	$103,724

Securities available-for-sale of $124.4 million were sold in the nine months ended September 30, 2016. No securities available-for-sale were sold during the three months ended September 30, 2016. Gross realized losses on the sale of securities for the nine months ended September 30, 2016 were $187 thousand. Gross realized gains on the sale of securities for the nine months ended September 30, 2016 were $94 thousand. Sales of securities in both the three and nine months ended September 30, 2015 were $3.1 million. The significant amount of sales of securities during the first quarter of 2016 is due to the sale of securities held by First Capital immediately following the acquisition.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for securities with unrealized losses at September 30, 2016 and December 31, 2015. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At September 30, 2016, there were nine securities in a loss position for twelve months or more. At December 31, 2015, there were 18 securities in a loss position for twelve months or more.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Pursuant to the “Volcker Rule” adopted by the federal banking regulatory agencies effective April, 2014, banks and their affiliates are prohibited from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund or private equity fund). Banking entities have until July 21, 2017 to conform their activities to the requirements of the rule. At September 30, 2016 and December 31, 2015, the Company held a collateralized loan obligation (“CLO”) with a fair value of $5.0 million, which was included in asset-backed securities, which currently would be prohibited under the Volcker Rule. In October 2016, the Company sold its position in the prohibited security for a loss of $44 thousand. The net unrealized loss of the prohibited CLO was $57 thousand at December 31, 2015.

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
Securities available-for-sale:
Residential agency pass-through securities	$9,899	$-	$-	$-	$9,899	$-
Asset-backed securities	-	-	28,536	(385)	28,536	(385)
Corporate and other securities	1,380	(95)	-	-	1,380	(95)
Total temporarily impaired available-for-sale securities	$11,279	$(95)	$28,536	$(385)	$39,815	$(480)

Securities held-to-maturity:
Asset-backed securities	$-	$-	$4,413	$(18)	$4,413	$(18)

Total temporarily impaired held-to-maturity securities	$-	$-	$4,413	$(18)	$4,413	$(18)

December 31, 2015
Securities available-for-sale:
Residential agency pass-through securities	$14,785	$(37)	$3,489	$(44)	$18,274	$(81)
Residential collateralized mortgage obligations	43,563	(306)	27,718	(637)	71,281	(943)
Commercial mortgage-backed securities	4,756	(100)	-	-	4,756	(100)
Asset-backed securities	18,651	(190)	45,263	(735)	63,914	(925)
Equity Securities	1,157	(93)	-	-	1,157	(93)
Total temporarily impaired available-for-sale securities	$82,912	$(726)	$76,470	$(1,416)	$159,382	$(2,142)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$4,456	$(53)	$-	$-	$4,456	$(53)
Commercial mortgage-backed securities	18,736	(370)	33,925	(997)	52,661	(1,367)
Asset-backed securities	-	-	5,386	(8)	5,386	(8)

Total temporarily impaired held-to-maturity securities	$23,192	$(423)	$39,311	$(1,005)	$62,503	$(1,428)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in five statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $16.3 million at September 30, 2016 and $11.4 million at December 31, 2015. Included in these amounts at September 30, 2016 and December 31, 2015 was $14.7 million and $10.0 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	September 30, 2016			December 31, 2015
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$3,826	$347,680	$351,506	$4,825	$242,082	$246,907
Commercial real estate (CRE) - owner-occupied	17,827	348,679	366,506	21,388	309,834	331,222
CRE - investor income producing	31,379	737,134	768,513	32,371	473,739	506,110
AC&D - 1-4 family construction	-	108,706	108,706	465	31,797	32,262
AC&D - lots, land & development	8,962	79,658	88,620	4,797	39,614	44,411
AC&D - CRE	-	148,696	148,696	-	87,452	87,452
Other commercial	1,688	8,965	10,653	1,870	6,731	8,601
Total commercial loans	63,682	1,779,518	1,843,200	65,716	1,191,249	1,256,965

Consumer:
Residential mortgage	22,561	231,737	254,298	23,420	200,464	223,884
Home equity lines of credit (HELOC)	1,263	179,983	181,246	1,580	155,798	157,378
Residential construction	2,705	61,142	63,847	3,685	68,486	72,171
Other loans to individuals	401	22,880	23,281	516	28,300	28,816
Total consumer loans	26,930	495,742	522,672	29,201	453,048	482,249
Total loans	90,612	2,275,260	2,365,872	94,917	1,644,297	1,739,214
Deferred costs	-	3,078	3,078	-	2,601	2,601
Total loans, net of deferred costs	$90,612	$2,278,338	$2,368,950	$94,917	$1,646,898	$1,741,815

At September 30, 2016 and December 31, 2015, the Company had sold participations in loans aggregating $16.1 million and $12.5 million, respectively, to other financial institutions on a nonrecourse basis. Of the $16.1 million in participation loans outstanding at September 30, 2016, approximately half were acquired in connection with the First Capital merger. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. The Company serviced $2.4 million and $2.8 million of residential mortgage loans for the benefit of others as of September 30, 2016 and December 31, 2015, respectively.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few of the loans have ever been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. Total loans sold in the three and nine months ended September 30, 2016 were $26.0 million and $43.6 million, respectively. Total loans sold in the three and nine months ended September 30, 2015 were $27.9 million and $53.5 million, respectively.

At September 30, 2016, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $880.7 million. At December 31, 2015, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $693.0 million.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At September 30, 2016 and December 31, 2015, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended September 30, 2016
Allowance for Loan Losses:
Balance, beginning of period	$2,128	$1,231	$2,572	$485	$449	$836	$70	$821	$1,533	$439	$309	$10,873
Provision (recovery of) for loan losses	68	69	102	102	(29)	337	129	24	(35)	103	(270)	600
Charge-offs	-	-	(15)	-	-	-	-	(43)	(67)	(106)	(10)	(241)
Recoveries	8	1	-	1	133	-	-	-	3	12	180	338
Net (charge-offs) recoveries	8	1	(15)	1	133	-	-	(43)	(64)	(94)	170	97
Balance, end of period	$2,204	$1,301	$2,659	$588	$553	$1,173	$199	$802	$1,434	$448	$209	$11,570

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	3	-	15	-	-	-	-	14	10	-	-	42
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	3	-	15	-	-	-	-	14	10	-	-	42
Provision for loan losses recorded through FDIC loss share receivable	-	-	-				-	-	-	-	-	-
Balance, end of period	$3	$-	$15	$-	$-	$-	$-	$14	$10	$-	$-	$42

Total Allowance for Loan Losses	$2,204	$1,301	$2,659	$588	$553	$1,173	$199	$802	$1,435	$448	$209	$11,612

For the nine months ended September 30, 2016
Allowance for Loan Losses:
Balance, beginning of period	$1,821	$1,135	$2,099	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064
Provision for loan losses	351	164	553	323	(13)	494	91	152	61	65	(202)	2,039
Charge-offs	(15)	-	(15)	-	-	-	-	(65)	(123)	(117)	(72)	(407)
Recoveries	47	2	22	18	288	-	39	43	159	39	217	874
Net (charge-offs) recoveries	32	2	7	18	288	-	39	(22)	36	(78)	145	467
Balance, end of period	$2,204	$1,301	$2,659	$588	$553	$1,173	$199	$802	$1,434	$448	$209	$11,570

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	3	-	15	-	-	-	-	14	10	-	-	42
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	3	-	15	-	-	-	-	14	10	-	-	42
Provision for loan losses recorded through FDIC loss share receivable	-	-	-				-	-	-	-	-	-
Balance, end of period	$3	$-	$15	$-	$-	$-	$-	$14	$10	$-	$-	$42

Total Allowance for Loan Losses	$2,204	$1,301	$2,659	$588	$553	$1,173	$199	$802	$1,435	$448	$209	$11,612

PARK STERLING CORPORATION

 Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended September 30, 2015
Allowance for Loan Losses:
Balance, beginning of period	$1,394	$1,080	$2,037	$240	$267	$670	$60	$652	$1,360	$381	$278	$8,419
Provision for loan losses	173	(219)	30	(39)	(34)	(11)	13	26	57	38	(34)	-
Charge-offs	(58)	-	-	-	-	-	-	-	(29)	-	(5)	(92)
Recoveries	55	221	50	5	37	-	-	10	10	11	16	415
Net (charge-offs) recoveries	(3)	221	50	5	37	-	-	10	(19)	11	11	323
Balance, end of period	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$49	$-	$-	$-	$-	$-	$-	$-	$-	$49
PCI Impairment charge-offs	-	-	-	-	-	-	-	(30)	-	-	-	(30)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	(30)	-	-	-	(30)
PCI provision for loan losses	-	-	(49)	-	-	-	-	30	-	-	-	(19)
Benefit attributable to FDIC loss share agreements	-	-	49	-	-	-	-	(30)	-	-	-	19
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss share receivable	-	-	(49)				-	30	-	-	-	(19)
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

For the nine months ended September 30, 2015
Allowance for Loan Losses:
Balance, beginning of period	$1,563	$721	$1,751	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262
Provision for loan losses	96	360	110	(260)	(602)	264	41	322	(227)	(48)	124	180
Charge-offs	(213)	-	-	-	-	-	-	(117)	(110)	(78)	(38)	(556)
Recoveries	118	1	256	8	281	-	-	40	84	14	54	856
Net (charge-offs) recoveries	(95)	1	256	8	281	-	-	(77)	(26)	(64)	16	300
Balance, end of period	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	(51)	-	(39)	-	-	-	-	(96)	-	-	-	(186)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	(96)	-	-	-	(186)
PCI provision for loan losses	51	-	39	-	-	-	-	96	-	-	-	186
Benefit attributable to FDIC loss share agreements	-	-	(22)	-	-	-	-	(30)	-	-	-	(52)
Total provision for loan losses charged to operations	51	-	17	-	-	-	-	66	-	-	-	134
Provision for loan losses recorded through FDIC loss share receivable	-	-	22				-	30	-	-	-	52
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,564	$1,082	$2,117	$206	$270	$659	$73	$688	$1,398	$430	$255	$8,742

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at September 30, 2016 and December 31, 2015.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At September 30, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$2	$-	$-	$-	$-	$20	$176	$-	$-	$198
Collectively evaluated for impairment	2,204	1,301	2,657	588	553	1,173	199	782	1,258	448	209	11,372
	2,204	1,301	2,659	588	553	1,173	199	802	1,434	448	209	11,570
Purchased credit-impaired	3	-	15	-	-	-	-	14	10	-	-	42
Total	$2,207	$1,301	$2,674	$588	$553	$1,173	$199	$816	$1,444	$448	$209	$11,612

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$1,340	$4,371	$-	$650	$-	$211	$3,222	$3,296	$290	$-	$13,380
Collectively evaluated for impairment	347,680	347,339	732,763	108,706	79,008	148,696	8,754	228,515	176,687	60,852	22,880	2,261,880
	347,680	348,679	737,134	108,706	79,658	148,696	8,965	231,737	179,983	61,142	22,880	2,275,260
Purchased credit-impaired	3,826	17,827	31,379	-	8,962	-	1,688	22,561	1,263	2,705	401	90,612
Total	$351,506	$366,506	$768,513	$108,706	$88,620	$148,696	$10,653	$254,298	$181,246	$63,847	$23,281	$2,365,872

At December 31, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$192	$-	$-	$192
Collectively evaluated for impairment	1,821	1,135	2,099	247	278	679	69	672	1,145	461	266	8,872
	1,821	1,135	2,099	247	278	679	69	672	1,337	461	266	9,064
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$1,821	$1,135	$2,099	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$1,266	$440	$-	$723	$-	$-	$1,304	$1,381	$238	$-	$5,352
Collectively evaluated for impairment	242,082	308,568	473,299	31,797	38,891	87,452	6,731	199,160	154,417	68,248	28,300	1,638,945
	242,082	309,834	473,739	31,797	39,614	87,452	6,731	200,464	155,798	68,486	28,300	1,644,297
Purchased credit-impaired	4,825	21,388	32,371	465	4,797	-	1,870	23,420	1,580	3,685	516	94,917
Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$223,884	$157,378	$72,171	$28,816	$1,739,214

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The historic look back periods utilized by management for all loan types was 15 quarters at both September 30, 2016 and December 31, 2015.

The Company also performs a quantitative calculation on the purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. This analysis indicated a need for a $372 thousand and $178 thousand provision for loan losses for the purchased performing portfolio at September 30, 2016 and December 31, 2015, respectively. The remaining mark on the purchased performing loan portfolio was $4.1 million and $2.1 million at September 30, 2016 and December 31, 2015, respectively. Approximately $2.8 million of the remaining mark at September 30, 2016 on the purchased performing loan portfolio was associated with the First Capital merger.

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

4)

Reserve on PCI loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool. Outstanding reserves on PCI loans as of September 30, 2016 total $42,500.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both September 30, 2016 and December 31, 2015, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of September 30, 2016 and December 31, 2015, by loan class and by credit quality indicator.

As of September 30, 2016

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$342,945	$355,862	$760,841	$108,706	$86,763	$148,696	$10,321	$1,814,134
Special mention	7,486	9,698	4,199	-	1,284	-	-	22,667
Classified	1,075	946	3,473	-	573	-	332	6,399
Total	$351,506	$366,506	$768,513	$108,706	$88,620	$148,696	$10,653	$1,843,200

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$247,706	$172,575	$63,152	$23,121	$506,554
Special mention	3,873	6,439	344	16	10,672
Classified	2,719	2,232	351	144	5,446
Total	$254,298	$181,246	$63,847	$23,281	$522,672

Total Loans					$2,365,872

As of December 31, 2015

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$243,228	$316,706	$500,964	$32,262	$43,454	$87,452	$8,467	$1,232,533
Special mention	3,571	11,986	3,824	-	404	-	-	19,785
Classified	108	2,530	1,322	-	553	-	134	4,647
Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$1,256,965

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$217,463	$150,217	$71,225	$28,762	$467,667
Special mention	4,690	6,213	457	23	11,383
Classified	1,731	948	489	31	3,199
Total	$223,884	$157,378	$72,171	$28,816	$482,249

Total Loans					$1,739,214

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, the associated discount on these loan pools results in income recognition. The increase in loans 60-89 days past due is primarily the result of two relationships that are fully collateralized and for which full repayment is currently expected. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of September 30, 2016 and December 31, 2015.

	30-59 Days	60-89 Days	Past Due 90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of September 30, 2016
Commercial:
Commercial and industrial	$47	$2,013	$233	$3,826	$345,387	$351,506
CRE - owner-occupied	358	295	469	17,827	347,557	366,506
CRE - investor income producing	189	-	2,461	31,379	734,484	768,513
AC&D - 1-4 family construction	-	-	121	-	108,585	108,706
AC&D - lots, land & development	-	-	-	8,962	79,658	88,620
AC&D - CRE	-	-	-	-	148,696	148,696
Other commercial	-	-	211	1,688	8,754	10,653
Total commercial loans	594	2,308	3,495	63,682	1,773,121	1,843,200

Consumer:
Residential mortgage	-	540	1,565	22,561	229,632	254,298
HELOC	532	153	673	1,263	178,625	181,246
Residential construction	-	-	332	2,705	60,810	63,847
Other loans to individuals	12	44	25	401	22,799	23,281
Total consumer loans	544	737	2,595	26,930	491,866	522,672
Total loans	$1,138	$3,045	$6,090	$90,612	$2,264,987	$2,365,872

As of December 31, 2015
Commercial:
Commercial and industrial	$18	$28	$78	$4,825	$241,958	$246,907
CRE - owner-occupied	1,273	-	176	21,388	308,385	331,222
CRE - investor income producing	-	-	1,369	32,371	472,370	506,110
AC&D - 1-4 family construction	-	-	-	465	31,797	32,262
AC&D - lots, land & development	-	-	-	4,797	39,614	44,411
AC&D - CRE	-	-	-	-	87,452	87,452
Other commercial	-	212	-	1,870	6,519	8,601
Total commercial loans	1,291	240	1,623	65,716	1,188,095	1,256,965

Consumer:
Residential mortgage	48	1,037	1,023	23,420	198,356	223,884
HELOC	132	139	204	1,580	155,323	157,378
Residential construction	12	-	306	3,685	68,168	72,171
Other loans to individuals	284	51	-	516	27,965	28,816
Total consumer loans	476	1,227	1,533	29,201	449,812	482,249
Total loans	$1,767	$1,467	$3,156	$94,917	$1,637,907	$1,739,214

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Impaired Loans - All classes of loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). If a loan greater than $150 thousand is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Additionally, a portion of the Company’s qualitative factors accounts for potential impairment on loans generally less than $150 thousand. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. There was impairment of PCI loans as of September 30, 2016 in the amount of $42,500 and no impairment of PCI loans as of December 31, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	854	922	-	1,266	1,312	-
CRE - investor income producing	1,929	1,990	-	440	440	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	650	774	-	723	842	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	-	-	-
Total commercial loans	3,644	3,896	-	2,429	2,594	-
Consumer:
Residential mortgage	2,060	2,080	-	1,304	1,339	-
HELOC	1,116	1,161	-	157	278	-
Residential construction	47	153	-	238	376	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	3,222	3,395	-	1,699	1,993	-
Total impaired loans with no related allowance recorded	$6,866	$7,291	$-	$4,128	$4,587	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	473	473	2	-	-	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	473	473	2	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-	-
HELOC	1,224	1,247	176	1,224	1,248	192
Residential construction	242	242	20	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,466	1,490	196	1,224	1,248	192
Total impaired loans with an allowance recorded	$1,940	$1,963	$198	$1,224	$1,248	$192

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	854	922	-	1,266	1,312	-
CRE - investor income producing	2,402	2,463	2	440	440	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	650	774	-	723	842	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	-	-	-
Total commercial loans	4,117	4,369	2	2,429	2,594	-
Consumer:
Residential mortgage	2,060	2,080	-	1,304	1,339	-
HELOC	2,339	2,409	176	1,381	1,526	192
Residential construction	290	396	20	238	376	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	4,689	4,884	196	2,923	3,241	192

Total Impaired Loans Individually Reviewed for Impairment	$8,806	$9,253	$198	$5,352	$5,835	$192

Total Impaired Loans Collectively Reviewed for Impairment	$3,060	$3,413	$-	$2,429	$2,863	$368

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three and nine months ended September 30, 2016 , the Company recognized $51 thousand and $120 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the three and nine months ended September 30, 2015, the Company recognized $50 thousand and $153 thousand, respectively, of interest income with respect to impaired loans. The average recorded investment and interest income recognized on impaired loans, by class, for the three and nine months ended September 30, 2016 and 2015 are shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$180	$-	$-	$-
CRE - owner-occupied	860	-	2,090	-	1,339	-	2,286	-
CRE - investor income producing	1,406	-	449	6	918	13	599	19
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	664	9	1,009	14	750	29	940	40
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	211	-	-	-	127	-	-	-
Total commercial loans	3,141	9	3,548	20	3,313	42	3,825	59
Consumer:
Residential mortgage	2,065	4	643	-	1,571	14	850	-
Home equity lines of credit	558	-	345	7	354	-	437	9
Residential construction	24	-	247	-	155	4	266	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	2,647	4	1,235	7	2,079	18	1,553	9
Total impaired loans with no related allowance recorded	$5,787	$13	$4,783	$27	$5,393	$60	$5,378	$68

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-	-	-
CRE - investor income producing	237	18	-	-	95	18	-	-
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	-	92	3
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-	-	-
Total commercial loans	237	18	-	-	95	18	92	3
Consumer:
Residential mortgage	-	-	636	4	183	-	677	18
Home equity lines of credit	1,224	9	1,225	10	1,224	28	1,226	31
Residential construction	242	-	-	-	97	-	-	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	1,466	9	1,861	14	1,504	28	1,903	49
Total impaired loans with an allowance recorded	$1,703	$27	$1,861	$14	$1,598	$46	$1,995	$52

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$-	$-	$180	$-	$-	$-
CRE - owner-occupied	860	-	2,090	-	1,339	-	2,286	-
CRE - investor income producing	1,642	18	449	6	1,012	31	599	19
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	664	9	1,009	14	750	29	1,032	43
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	211	-	-	-	127	-	-	-
Total commercial loans	3,377	27	3,548	20	3,408	60	3,917	62
Consumer:
Residential mortgage	2,065	4	1,279	4	1,754	14	1,527	18
Home equity lines of credit	1,782	9	1,570	17	1,578	28	1,663	40
Residential construction	266	-	247	-	252	4	266	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	4,113	13	3,096	21	3,583	46	3,456	58

Total Impaired Loans Individually Reviewed for Impairment	$7,490	$40	$6,644	$41	$6,991	$106	$7,373	$120

Total Impaired Loans Collectively Reviewed for Impairment	$2,651	$11	$2,865	$9	$2,478	$14	$2,890	$33

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is probable loss or when there is reasonable doubt that all principal will be collected, or when it is over 90 days past due. At September 30, 2016, there were $293 thousand in loans past due 90 days or more and accruing interest. At December 31, 2015, there was $1.2 million in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at September 30, 2016 and December 31, 2015, respectively. The recorded investment in nonaccrual loans at September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
	2016	2015
Commercial:
Commercial and industrial	$233	$97
CRE - owner-occupied	946	1,266
CRE - investor income producing	2,497	318
AC&D - lots, land & development	4	6
Other commercial	211	-
Total commercial loans	3,891	1,687
Consumer:
Residential mortgage	2,292	1,333
HELOC	2,039	762
Residential construction	332	467
Other loans to individuals	69	77
Total consumer loans	4,732	2,639
Total nonaccrual loans	$8,623	$4,326

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $115.7 million and $121.0 million and a carrying value of $90.6 million and $94.9 million at September 30, 2016 and December 31, 2015, respectively. PCI loans represented 3.1% and 3.8% of total assets at September 30, 2016 and December 31, 2015, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. The accretion to interest income shown in the table below is reported as loan interest income on loans in the statement of income. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

A summary of changes in the accretable yield for PCI loans for the nine months ended September 30, 2016 and 2015 follows:

	Nine Months Ended September 30,
	2016	2015

Accretable yield, beginning of period	$32,509	$40,540
Addition from the First Capital acquisition	1,663	-
Interest Income	(8,572)	(9,728)
Reclassification of nonaccretable difference due to improvement in expected cash flows	4,206	3,706
Other changes, net	1,318	531
Accretable yield, end of period	$31,124	$35,049

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

As of September 30, 2016, the Company had 12 TDR loans totaling $3.1 million, of which $560 thousand were nonaccrual loans. As of December 31, 2015, the Company had 14 TDR loans totaling $3.3 million, of which $466 thousand were nonaccrual loans. The Company had allocated $176 thousand and $192 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of September 30, 2016 and December 31, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following tables represent a breakdown of the types of concessions made by loan class for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
CRE - investor income producing	-	$-	$-	1	$91	$91
Total	-	$-	$-	1	$91	$91

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	-	$-	$-	1	$15	$15
CRE - owner occupied	-	-	-	1	84	84
CRE - investor income producing	-	-	-	1	208	208
Residential mortgage	-	-	-	1	12	12
Total	-	$-	$-	4	$319	$319

There were no loans modified as TDRs within the 12 months ended September 30, 2016 for which there was a payment default during the nine months ended September 30, 2016. One loan was modified as a commercial TDR within the 12 months ended September 30, 2015 for which there was a payment default during the nine months ended September 30, 2015, as listed below.

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms
CRE - investor income producing	-	$-	1	$84
Total	-	$-	1	$84

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company does not deem a TDR successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended September 30, 2016 and 2015:

Twelve Months Ended September 30, 2016

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

Note 6 – FDIC Loss Share Agreements

In connection with the acquisition of Citizens South Banking Corporation (“Citizens South”) in 2012, the Bank assumed two purchase and assumption agreements with the FDIC that covered approximately $17.7 million of covered loans and $1.2 million of covered OREO as of December 31, 2015. Citizens South acquired these assets in prior transactions with the FDIC.

On August 26, 2016, the Bank entered into an early termination agreement with the FDIC (the “Termination Agreement”) pursuant to which it terminated both of the FDIC loss share agreements. Under the terms of the Termination Agreement, the Bank made a net payment of $4.4 million to the FDIC as consideration for early termination of the loss share agreements. The early termination resulted in a net one-time after-tax charge of approximately $15 thousand during the third quarter of 2016. As a result of entering into the Termination Agreement, assets that were covered by the loss share agreements, including loans of $15.1 million and other real estate owned of $380 thousand at June 30, 2016, were reclassified as non-covered at September 30, 2016.

All rights and obligations of the Bank and the FDIC under the loss share agreements, including the clawback provisions and the settlement of outstanding loss share claims, were resolved and terminated under the Termination Agreement. The termination of the FDIC loss share agreements had no impact on the yields of the loans that were previously covered under these agreements. The Bank will recognize all future recoveries, losses and expenses related to the previously covered assets since the FDIC will no longer share in those amounts.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table provides changes in the estimated receivable from the FDIC:

	For the nine months ended
	September 30,
	2016	2015

Balance, beginning of period	$943	$3,964
Increase (decrease) in expected losses on loans	-	52
Additional losses to OREO	-	(6)
Reimbursable expenses (income)	-	(277)
Amortization discounts and premiums, net		(601)
Payments to (reimbursements from) the FDIC	(4,644)	(1,942)
Balance sheet write offs as a result of termination of loss share	3,701	-
Balance, end of period	$-	$1,190

The estimated receivable from the FDIC was measured separately from the related covered assets and was recorded at carrying value. At December 31, 2015, the projected cash flows related to the FDIC receivable for losses on covered loans and assets were approximately $925 thousand. Included in the estimated receivable above is a component of amortization, to be recognized over the life of the agreement, with increases or decreases based on estimated performance of the underlying loans.

In relation to the FDIC indemnification asset was expected “true-up” with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC with respect to New Horizons Bank and Bank of Hiawassee each contained a provision that obligated the Company to make a true-up payment to the FDIC if the realized losses of each of these acquired banks were less than expected. An estimate of this amount was determined each reporting period during which the agreements were still effective. At December 31, 2015, the “true-up” amount was estimated to be approximately $5.8 million at the end of the loss share agreements which was recorded in other liabilities on the balance sheet.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 7 – Other Real Estate Owned

The Company owned $2.7 million and $5.5 million in OREO at September 30, 2016 and December 31, 2015, respectively. At December 31, 2015, $1.2 million of OREO was covered under the loss share agreements with the FDIC. On August 26, 2016 the Bank terminated the loss share agreements with the FDIC. As a result, the remaining balance of covered OREO was transferred to the non-covered portfolio, and the Bank will bear all future losses on that portfolio of foreclosed properties.

Transactions in OREO for the three and nine months ended September 30, 2016 and 2015 are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
Non-Covered OREO	2016	2015	2016	2015

Beginning balance	$2,866	$8,904	$4,211	$8,979
Additions	311	955	449	3,955
Transfers from covered to non-covered	380	-	380	812
Sales	(778)	(2,675)	(1,965)	(6,079)
Writedowns	(49)	(97)	(345)	(580)
Ending balance	$2,730	$7,087	$2,730	$7,087

Covered OREO	2016	2015	2016	2015

Beginning balance	$380	$884	$1,240	$3,011
Additions		333	-	1,009
Transfers from covered to non-covered	(380)	-	(380)	(812)
Sales		(161)	(782)	(2,151)
Writedowns		-	(78)	(1)
Ending balance	$-	$1,056	$-	$1,056

As of September 30, 2016, the Company has $3.0 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

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

As of September 30, 2016 and December 31, 2015, the Company had a net DTA in the amount of approximately $26.9 million and $29.0 million, respectively. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of September 30, 2016 and December 31, 2015 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either September 30, 2016 or December 31, 2015.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 9 - Per Share Results

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of shares outstanding during the relevant period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued or vested. Potential shares that may be issued by the Company or vested relate solely to outstanding stock options and restricted shares (non-vested shares), and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and vesting of restricted shares is reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price of the Company's stock for the period. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares. Anti-dilutive shares represent those options whose weighted average exercise price is less than the closing stock price at the reporting date and those restricted stock awards that are unvested and not dilutive, as described above, as of the reporting date.

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying condensed consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Weighted-average number of common shares outstanding excluding unvested restricted shares	52,361,305	43,934,909	52,333,157	43,949,557

Effect of dilutive stock options and unvested restricted shares	382,623	352,110	341,158	344,634

Weighted-average number of common shares and dilutive potential common shares outstanding	52,743,928	44,287,019	52,674,315	44,294,191

There were 1,498,817 outstanding options and 882,631 outstanding unvested restricted shares that were anti-dilutive for the three months ended September 30, 2016. There were 298,455 dilutive stock options and 84,168 dilutive unvested restricted shares outstanding for the nine months ended September 30, 2016.

There were 1,838,487 outstanding options and 883,047 outstanding unvested restricted shares that were anti-dilutive for the three months ended September 30, 2015. There were 260,980 dilutive stock options and 91,130 dilutive unvested restricted shares outstanding for the three months ended September 30, 2015.

There were 1,541,416 outstanding options and 881,497 outstanding unvested restricted shares that were anti-dilutive for the nine months ended September 30, 2016. There were 255,856 dilutive stock options and 85,302 dilutive unvested restricted shares outstanding for the nine months ended September 30, 2016.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 10 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At September 30, 2016, the Company had $803.6 million of pre-approved but unused lines of credit, $10.3 million of standby letters of credit and $11.9 million of commercial letters of credit. At December 31, 2015, the Company had $514.8 million of pre-approved but unused lines of credit, $9.1 million of standby letters of credit and $267 thousand of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

Note 11 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors, caps and swaps, to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		September 30, 2016			December 31, 2015

			Estimated Fair Value			Estimated Fair Value
		Notional			Notional
	Balance Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:	Other assets and
Pay fixed swaps with counterparty	other liabilities	$45,000	$-	$3,214	$70,000	$-	$3,788

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liabilities	25,488	-	684	23,118	-	344

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets	173,549	7,439	-	97,571	2,945	-
Matched interest rate swaps with counterparty	Other liabilities	173,549	-	7,988	97,571	-	3,174
Matched foreign exchange contract with borrower	Other assets	156	2	-	662	19	-
Matched foreign exchange contract with counterparty	Other liabilities	156	-	2	662	-	19
		347,410	7,441	7,990	196,466	2,964	3,193

Total derivatives		$417,898	$7,441	$11,888	$289,584	$2,964	$7,325

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million. This derivative instrument is used to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. This derivative instrument is a $20.0 million, five-year interest rate swap, with an effective date of October 21, 2016. The instrument carries a fixed rate of 3.439% with quarterly payments commencing in January 2017. This derivative instrument is accounted for as a cash flow hedge with effective changes in fair market value recorded in other comprehensive income net of tax. This derivative instrument is carried at a fair market value of $(2.2) million and $(1.4) million at September 30, 2016 and December 31, 2015, respectively, and is included in other liabilities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments are January 2, 2014, January 2, 2014 and January 4, 2016, respectively. In January 2016, the $25.0 million two-year forward starting swap was terminated, resulting in a $1.9 million breakage fee. This breakage fee is being amortized to interest expense over the remaining life of the underlying instruments. The remaining two $12.5 million forward starting interest rate swaps carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014 and a fixed rate of 2.341% with monthly payments commencing February 3, 2014. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. The remaining derivative instruments totaling $25.0 million are carried at a fair market value of $(1.0) million and $(.6) million at September 30, 2016 and December 31, 2015, respectively, and are included in other liabilities.

At September 30, 2016 and December 31, 2015, the Company had loan swaps, with an aggregate notional amount of $25.5 million and $23.1 million respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the floating rate payer the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate.

To meet the needs of the Company’s customers, at September 30, 2016 the Company had interest rate swap agreements in place to convert certain fixed-rate receivables to floating rates. To offset this interest rate risk, the Company has entered into substantially identical agreements with a third party to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had a notional amount of $173.6 million at September 30, 2016 and are included in other assets and other liabilities at their fair values of $7.4 million and $8 million, respectively. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. At December 31, 2015, the interest rate swaps had a notional amount of $97.6 million representing the amount of fixed-rate receivables outstanding and liabilities outstanding, and are included in other assets and other liabilities at their fair values of $2.9 million and $3.2 million respectively.

In 2015, the Company began entering into foreign exchange contracts to convert foreign currency to/from U.S. Dollars on behalf of the Company’s customers. To offset this foreign exchange risk, the Company has entered into substantially identical agreements with a third party to hedge these foreign exchange contracts. The foreign exchange contracts had a notional amount of $156 thousand at September 30, 2016 representing the amount of contracts outstanding in U.S. dollars, and are included in other assets and other liabilities at their fair value of $2 thousand. All changes in fair value are recorded as other noninterest income and other noninterest expense. The notional amount of foreign exchange contracts at December 31, 2015 were $662 thousand, and were included in other assets and other liabilities at their fair value of $19 thousand.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table details the location and amounts recognized in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss)recognized in OCI					Pre-tax gain (loss) reclassified from AOCI into income
	For the three months ended September 30,		For the nine months ended September 30,		Location of amounts reclassified	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015	from AOCI into Income	2016	2015	2016	2015

Cash flow hedges:
Interest rate contracts	$355	$(1,845)	$(1,344)	$(2,455)	Total interest expense	$86	$104	$263	$311

		Pre-tax gain (loss)
		recognized in income
		For the three months ended		For the nine months ended
	Location of amounts	September 30,		September 30,
	recognized in income	2016	2015	2016	2015
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(73)	$(109)	$(226)	$(309)

Not designated as hedges:
Client-related interest rate contracts	Other income	(32)	(127)	(320)	$(160)
		$(105)	$(236)	$(546)	$(469)

Because of the unfavorable position of outstanding swap instruments at September 30, 2016 and December 31, 2015, the Company posted collateral of approximately $18.4 million and $10.5 million in securities, respectively, with the related counterparties.

Note 12 – Accumulated Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income are presented in the following table. Reclassification adjustments related to securities available for sale are included in gain on sale of securities available-for-sale in the accompanying Condensed Consolidated Statements of Income. Amortization of net unrealized losses on securities transferred to held-to-maturity is included in interest income on taxable investment securities in the accompanying Condensed Consolidated Statements of Other Comprehensive Income.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2016			September 30, 2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$(553)	$(198)	$(355)	$2,853	$1,025	$1,828
Change in net unrealized gain (loss) on securities transferred to held to maturity	26	26	-	73	26	47
Reclassification adjustment for net gains recognized in net income	-	-	-	(54)	20	(74)
Total securities available for sale and transferred securities	(527)	(172)	(355)	2,872	1,071	1,801

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	355	171	183	(1,845)	(617)	(1,228)
Change in the accumulated loss on terminated cash flow hedge derivatives	93	34	59	-	-	-
Reclassification adjustment for interest payments	86	(31)	118	104	(39)	143
Total derivatives	534	174	360	(1,741)	(656)	(1,085)

Total other comprehensive income (loss)	$7	$2	$5	$1,131	$415	$716

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$6,256	$2,339	$3,917	$2,688	$996	$1,692
Change in net unrealized gain (loss) on securities transferred to held to maturity	78	90	(12)	282	112	170
Reclassification adjustment for net gains recognized in net income	93	-	93	(54)	(20)	(34)
Total securities available for sale and transferred securities	6,427	2,429	3,998	2,916	1,088	1,828

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(1,344)	155	(1,499)	(2,455)	(925)	(1,530)
Change in the accumulated loss on terminated cash flow hedge derivatives	278	(577)	855	-	-	-
Reclassification adjustment for interest payments	263	96	167	311	117	194
Total derivatives	(803)	(326)	(477)	(2,144)	(808)	(1,336)

Total other comprehensive income (loss)	$5,624	$2,103	$3,521	$772	$280	$492

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$564	$(1,065)	$(2,362)	$(2,863)
Other comprehensive income (loss) before reclassifications	3,905	-	(1,499)	2,406
Amounts reclassified from accumulated other comprehensive loss	93	-	167	260
Transfer of securities from available for sale to held to maturity	12	(12)	-	-
Terminated cash flow hedge derivatives	-	-	855	855
Net other comprehensive income (loss) during the period	4,010	(12)	(477)	3,521
Balance, September 30, 2016	$4,574	$(1,077)	$(2,839)	$658

Balance, January 1, 2015	$1,313	$(1,282)	$(1,506)	$(1,475)
Other comprehensive income (loss) before reclassifications	1,862	-	(1,530)	332
Amounts reclassified from accumulated other comprehensive loss	(34)	-	194	160
Transfer of securities from available for sale to held to maturity	(170)	170	-	-
Net other comprehensive income (loss) during the period	1,658	170	(1,336)	492
Balance, September 30, 2015	$2,971	$(1,112)	$(2,842)	$(983)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2016 and December 31, 2015 are as follows:

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2016 and December 31, 2015 are as follows:

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Financial assets:
Cash and cash equivalents	$73,951	$73,951	$73,951	$-	$-
Investment securities available-for-sale	405,010	405,010	1,256	402,394	1,360
Investment securities held-to-maturity	99,415	103,724	-	103,724
Nonmarketable equity securities	16,289	16,289	-	16,289	-
Loans held for sale	15,203	15,203	-	15,203	-
Loans, net of allowance	2,357,338	2,322,840	-	173,549	2,149,291
Accrued interest receivable	6,045	6,045	-	6,045	-
Derivative instruments	7,441	7,441	-	7,441	-

Financial liabilities:
Deposits with no stated maturity	1,734,277	1,734,277	-	1,734,277	-
Deposits with stated maturities	750,000	751,569	-	751,569	-
Borrowings	343,064	343,064	-	343,064	-
Accrued interest payable	901	901	-	901	-
Derivative instruments	11,888	11,888	-	11,888	-

December 31, 2015
Financial assets:
Cash and cash equivalents	$70,526	$70,526	$70,526	$-	$-
Investment securities available-for-sale	384,934	384,934	-	383,434	1,500
Investment securities held-to-maturity	106,458	107,629	-	107,629	-
Nonmarketable equity securities	11,366	11,366	-	11,366	-
Loans held for sale	4,943	4,943	-	4,943	-
Loans, net of allowance	1,732,751	1,674,081	-	32,117	1,641,964
FDIC indemnification asset	943	925	-	-	925
Accrued interest receivable	5,082	5,082	-	5,082	-
Derivative instruments	3,193	3,193	-	3,193	-

Financial liabilities:
Deposits with no stated maturity	1,412,882	1,412,882	-	1,412,882	-
Deposits with stated maturities	539,780	541,823	-	541,823	-
Borrowings	239,258	239,159	-	239,159	-
Accrued interest payable	515	515	-	515	-
Derivative instruments	7,325	7,325	-	7,325	-

The following is a description of valuation methodologies used for assets and liabilities:

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

At September 30, 2016 and December 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level, the recorded amount of assets and liabilities at September 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
September 30, 2016
U.S. Government agencies	$-	$-	$-	$-
Municipal securities	-	13,564	-	13,564
Residential agency pass-through securities	-	193,286	-	193,286
Residential collateralized mortgage obligations	-	99,969	-	99,969
Asset-backed securities	-	95,555	-	95,555
Corporate and other securities	-	20	1,360	1,380
All other equity securities	1,256	-	-	1,256
Fair value loans	-	173,549	-	173,549
Derivative instruments	-	(4,447)	-	(4,447)

December 31, 2015
U.S. Government agencies	$-	$514	$-	$514
Municipal securities	-	14,796	-	14,796
Residential agency pass-through securities	-	131,460	-	131,460
Residential collateralized mortgage obligations	-	151,631	-	151,631
Commercial mortgage-backed obligations	-	4,756	-	4,756
Asset-backed securities	-	79,120	-	79,120
Corporate and other securities	-	-	1,500	1,500
All other equity securities	1,157	-	-	1,157
Fair value loans	-	32,117	-	32,117
Derivative instruments	-	(4,132)	-	(4,132)

Securities measured on a Level 3 recurring basis at September 30, 2016 and December 31, 2015 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market. There were no transfers between valuation levels for any accounts for the three and nine months ended September 30, 2016 and 2015. If different valuation techniques were deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015.

	Securities Available for Sale
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Fair value, beginning of period	$1,360	$1,562	$1,500	$1,570
Change in unrealized gain recognized in other comprehensive income	-	(42)	(140)	(50)
Fair value, end of period	$1,360	$1,520	$1,360	$1,520

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
September 30, 2016
OREO	$-	$-	$2,730	$2,730
Impaired loans	-	-	56	56
December 31, 2015
OREO	$-	$-	$5,451	$5,451
Impaired loans:
CRE - investor income producing	-	-	365	365
Residential mortgage	-	-	725	725
Residential construction	-	-	251	251

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended September 30, 2016, OREO with a carrying value of $0.6 million was written down by $0.1 million to $0.5 million. During the nine months ended September 30, 2016, OREO with a carrying value of $3.6 million was written down by $0.3 million to $3.3 million. During the three months ended September 30, 2015, OREO with a carrying value of $2.5 million was written down by $375 thousand to $2.2 million. During the nine months ended September 30, 2015, OREO with a carrying value of $3.3 million was written down by $485 thousand to $2.8 million.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2016.

							Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Average Discount

OREO	$2,730	Appraisals	Discount to reflect current	0%	-	30%	4.15%

Impaired Loans	$56	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%	23.88%
	$2,730

Note 14 – Shareholders’ Equity

The Company maintains share-based plans for directors and employees to attract, retain and provide incentives for key employees in the form of incentive and non-qualified stock options and restricted stock. As a result of the First Capital merger, the Company assumed the First Capital Bancorp, Inc. 2010 Stock Incentive Plan (renamed the Park Sterling Corporation 2010 Stock Incentive Plan) which at the effective date of the merger had 184,789 shares available for future awards to be issued under the plan. The total number of shares available for issuance under all outstanding share-based plans is 612,035 as of September 30, 2016.

For the three months ended September 30, 2016, the Company issued 28,750 restricted stock awards and acquired 50,466 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the three months ended September 30, 2015, the Company issued 3,000 restricted stock awards, issued 8,885 shares pursuant to the exercise of stock options, repurchased 4,000 shares in open market transactions and acquired 1,457 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

For the nine months ended September 30, 2016, the Company issued 265,284 restricted stock awards and 1,300 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 248,349 shares of Common Stock in open market transactions and acquired 174,292 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the nine months ended September 30, 2015, the Company issued 215,3000 restricted stock awards, issued 37,848 shares pursuant to the exercise of stock options, issued 1,182 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 153,609 shares in open market transactions and acquired 34,488 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2015	2,086,993	$7.43	3.73	$1,518,937	959,309	$5.02	$7,789,590
Restricted shares granted	-	-	-	-	272,250	7.35	-
Options exercised	(285,721)	-	-	-	-	-	-
Restricted shares vested	-	-	-	-	(194,196)	6.43	-
Expired and forfeited	(4,000)	-	-	-	(54,443)	6.96	-

At September 30, 2016	1,797,272	$7.59	2.81	$2,259,244	975,964	$5.25	$7,850,408

Exercisable at September 30, 2016	1,795,605

At September 30, 2016, unrecognized compensation cost related to nonvested restricted shares of $2.7 million is expected to be recognized over a weighted-average period of 1.27 years. Total compensation expense for restricted shares was $335 thousand and $305 thousand for the three months ended September 30, 2016 and 2015, respectively. Total compensation expense for restricted shares was $1 million and $880 thousand for the nine months ended September 30, 2016 and 2015, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

On February 24, 2011 as contemplated in connection with the Bank’s initial public offering, the Company granted 436,590 restricted stock awards that were subject to stock price-based performance conditions, designed to vest one-third each when the Company’s share price achieves, for 30 consecutive trading days, $8.125, $9.10 and $10.40, respectively. On September 28, 2016, 145,530 restricted shares vested as the first performance criteria was achieved. At September 30, 2016, 291,060 of the Company’s total outstanding non-vested restricted shares were subject to the remaining stock price-based performance conditions.

Note 15 – Subsequent Event

Dividend Declaration

On October 26, 2016, the Company announced that its Board of Directors declared a quarterly dividend of $0.04 per common share, payable on November 22, 2016 to all common shareholders of record as of the close of business on November 8, 2016.

On October 26, 2016, the Company’s Board of Directors approved a new share repurchase program whereby the Company may purchase up to 2.65 million common shares, or approximately 5% of the company’s 53.3 million outstanding common shares. The share repurchase authorization, which is effective November 1, 2016 and extends through November 1, 2018 and permits the Company to effect the repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Park Sterling Corporation (the “Company”) and its management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including the general business strategy of engaging in bank mergers, organic growth, branch openings and closings, expansion in new markets, hiring of additional personnel, expansion or addition of product capabilities, expected footprint of the banking franchise and anticipated asset size; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of any share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations for the three- and nine-month periods ended September 30, 2016. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $14.6 million, or $0.28 per share, for the nine months ended September 30, 2016 compared to $12.8 million, or $0.29 per share, for the nine months ended September 30, 2015. Changes in net income for the first nine months of 2016 include a 25.04% increase in net interest income and a 13.33 % increase in noninterest income, which were partially offset by a 24.05% increase in noninterest expense driven by the acquisition of First Capital Bancorp, Inc. (“First Capital”) on January 1, 2016, and a $1.3 million increase in provision for loan losses driven by an increase in qualitative factors following the added market volatility and heightened uncertainty which emerged at the end of the second quarter.

The Company reported adjusted net income, which excludes merger-related expenses and gain or loss on sale of securities, of $19.9 million, or $0.38 per share, for the nine months ended September 30, 2016, compared to $13 million, or $0.29 per share, for the nine months ended September 30, 2015. The increase in adjusted net income resulted from higher net interest and noninterest income, partially offset by the increase in noninterest expenses, again driven primarily by the acquisition of First Capital and the increase in provision for loan losses.

Net interest margin was 3.67% for the nine months ended September 30, 2016, representing a 6 basis point decrease from 3.73% for the nine months ended September 30, 2015. This decrease in net interest margin reflects primarily the lower interest rates on new loans and core net interest margin compression, partially offset by the additional accretion of fair value marks on purchased performing loans acquired from First Capital.

Total assets increased $712.67 million, or 28.3%, to $3.2 billion at September 30, 2016, compared to total assets of $2.5 billion at December 31, 2015. Cash and equivalents increased 4.9% and total investment securities increased 2.8%. Total loans, excluding loans held for sale, increased 36.1%, to $2.4 billion due primarily to the acquisition of First Capital, as well as continued success in origination efforts.

Asset quality remains a point of strength for the Company with nonperforming loans to total loans of 0.48% and nonperforming assets to total assets of 0.44% at September 30, 2016. Nonperforming loans increased 38.9%, to $11.5 million, at September 30, 2016, compared to $8.3 million, or 0.47% of total loans, at December 31, 2015. The increase is caused by the transfer of two loans to non-performing, which are well secured and currently are not expected to result in a loss. Nonperforming assets increased to $14.2 million, at September 30, 2016, compared to $13.7 million, or 0.54% of total assets, at December 31, 2015.

Total deposits increased 27.2%, to $2.5 billion at September 30, 2016, compared to $2.0 billion at December 31, 2015, due to the acquisition of First Capital and growth in both retail and commercial banking as the Company has continued to emphasize growing transaction account relationships. Total shareholders’ equity increased 26%, to $358.7 million at September 30, 2016 compared to $284.7 million at December 31, 2015, driven by the issuance of shares in connection with the acquisition of First Capital, retained earnings and an increase in unrealized gains in the marketable securities portfolio and cash flow hedges. The Company’s ratio of total common equity to total assets decreased to 11.12% at September 30, 2016 from 11.32% at December 31, 2015. The Company’s ratio of tangible common equity to tangible assets decreased to 9.00% at September 30, 2016 from 9.93% at December 31, 2015. The Company’s Tier 1 leverage ratio decreased to 10.06% at September 30, 2016 from 11.00% at December 31, 2015, primarily due to higher intangible assets as a result of the First Capital acquisition.

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

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s consolidated financial statements:

Reconciliation of Non-GAAP Financial Measures

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$3,226,938	$2,514,260
Less: intangible assets	(74,926)	(38,768)
Tangible assets	$3,152,012	$2,475,492

Total common equity	$358,696	$284,704
Less: intangible assets	(74,926)	(38,768)
Tangible common equity	$283,770	$245,936

Tangible common equity	283,770	245,936
Divided by: tangible assets	3,152,012	2,475,492
Tangible common equity to tangible assets	9.00%	9.93%
Common equity to assets	11.12%	11.32%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$11,612	$9,064
Plus: acquisition accounting net FMV adjustments to acquired loans	29,259	28,173
Adjusted allowance for loan losses	$40,871	$37,237
Divided by: total loans (excluding LHFS before FMV adjustments)	2,398,220	1,769,988
Adjusted allowance for loan losses to total loans	1.70%	2.10%
Allowance for loan losses to total loans	0.49%	0.51%

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Adjusted net income
Pretax income (as reported)	$9,516	$6,870	$22,728	$19,021
Plus: merger-related expenses	1,487	31	7,948	320
(gain) loss on sale of securities	-	(54)	93	(54)
Adjusted pretax income	11,003	6,847	30,769	19,287
Tax expense	3,691	2,085	10,981	6,280
Adjusted net income	$7,312	$4,762	$19,788	$13,007

Divided by: weighted average diluted shares	52,743,928	44,287,019	52,674,315	44,294,191
Adjusted net income per share	$0.14	$0.11	$0.38	$0.29
Estimated tax rate	33.54%	32.42%	35.69%	33.89%

Adjusted noninterest expense
Noninterest expense	$21,112	$18,419	$69,211	$55,791
Less: merger-related expenses	(1,487)	(31)	(7,948)	(320)
Adjusted noninterest expense	$19,625	$18,388	$61,263	$55,471

Adjusted return on average assets
Adjusted net income	$7,312	$4,762	$19,788	$13,007
Divided by: average assets	3,186,799	2,473,034	3,151,614	2,421,397
Multiplied by: annualization factor	3.98	3.97	1.34	1.34
Adjusted return on average assets	0.91%	0.76%	0.84%	.72%
Return on average assets	0.79%	0.77%	0.62%	.71%
Adjusted return on average equity
Adjusted net income	$7,312	$4,762	$19,788	$13,007
Divided by: average common equity	357,577	282,426	352,897	280,444
Multiplied by: annualization factor	3.98	3.97	1.34	1.34
Adjusted return on average equity	8.14%	6.69%	7.49%	6.20%
Return on average equity	7.04%	6.71%	5.53%	6.12%

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

The purchase and assumption agreements between the Bank and the FDIC, as discussed in Note 6 – FDIC Loss Share Agreements to the 2015 Audited Financial Statements, and Note 6 – FDIC Loss Share Agreements to the Unaudited Financial Statements included in this Form 10-Q, each contained a provision that obligated the Bank to make a true-up payment to the FDIC if the realized losses of each of the applicable acquired banks were less than expected. These amounts are recorded in other liabilities on the balance sheet. The actual payment would be determined at the end of the term of the loss sharing agreements based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under the loss share agreements.

On August 26, 2016, the Bank entered into an early termination agreement with the FDIC (the “Termination Agreement”) pursuant to which it terminated the loss share agreements. Under the terms of the Termination Agreement, the Bank made a net payment of $4.4 million to the FDIC as consideration for early termination of the loss share agreements. The early termination resulted in a net one-time after-tax charge of approximately $15 thousand during the third quarter of 2016. As a result of entering into the Termination Agreement, assets that were covered by the loss share agreements were reclassified as non-covered at September 30, 2016.

All rights and obligations of the Bank and the FDIC under the loss share agreements, including the clawback provisions and the settlement of outstanding loss share claims, were resolved and terminated under the Termination Agreement. The termination of the FDIC loss share agreements had no impact on the yields of the loans that were previously covered under these agreements. The Bank will recognize all future recoveries, losses and expenses related to the previously covered assets since the FDIC will no longer share in those amounts.

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

As of September 30, 2016 and December 31, 2015, we had a net DTA in the amount of approximately $26.9 million and $29 million, respectively. The decrease from December 31, 2015, reflects the increase in deferred tax assets related to the merger with First Capital in the first quarter, which was more than offset by 2016 earnings. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If our forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net DTAs, such assets may be impaired. Based on the weight of available evidence, we have determined that it is more likely than not that we will be able to fully realize the existing DTA. Accordingly, we considered it appropriate not to establish a DTA valuation allowance at either September 30, 2016 or December 31, 2015.

Additional information regarding our income taxes is presented in Note 12 —Income Taxes to the 2015 Audited Financial Statements and Note 8 — Income Taxes to the Unaudited Financial Statements included in this Form 10-Q.

Financial Condition at September 30, 2016 and December 31, 2015

Total assets increased $712.7 million to $3.2 billion at September 30, 2016 compared to total assets of $2.5 billion at December 31, 2015. During the nine months, cash and equivalents increased $3.4 million, or 4.9%, to $73.6 million at September 30, 2016 from $70.3 million at December 31, 2015; total loans, excluding loans held for sale, increased $627.1 million, or 36.1%, to $2.4 billion at September 30, 2016 from $1.7 billion at December 31, 2015; and investment securities, which include available-for-sale and held-to-maturity securities, increased slightly to $504.4 million at September 30, 2016 from $491.4 million at December 31, 2015. These changes were driven by the acquisition of First Capital and organic growth during the period.

Total liabilities of $2.9 billion at September 30, 2016 increased $638.7 million, or 28.6%, compared to total liabilities of $2.2 billion at December 31, 2015. Total deposits increased $531.6 million, or 27.2%, to $2.5 billion at September 30, 2016 reflecting both the acquisition of First Capital as well as growth in commercial and retail banking. Total borrowings increased $103.8 million, or 43.4%, to $343.1 million at September 30, 2016 from $239.3 million at December 31, 2015, including an increase of $8.6 million in trust preferred subordinated debt, net of acquisition accounting fair market value adjustments, assumed in the First Capital acquisition and the incurrence of an additional $95 million of FHLB borrowings.

Total shareholders’ equity increased $74 million, or 26%, during the nine month period ended September 30, 2016 to $358.7 million. The $74 million increase was primarily due to $61.3 million related to the 8,376,094 shares issued in connection with the acquisition of First Capital, $14.6 million of net income for the nine months ended September 30, 2016 and a $3.5 million improvement in accumulated other comprehensive income resulting from unrealized securities gains. Additionally, there were 285,721 stock options exercised during the first nine months of 2016, resulting in total proceeds of $1.8 million. These increases were partially offset by the repurchase of 248,349 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program, the acquisition of 174,492 shares in connection with satisfaction of tax withholding obligations on vested restricted stock and the payment of $5.3 million of dividends on common stock.

The following table presents selected ratios for the Company for the three and nine months ended September 30, 2016 and for the year ended December 31, 2015:

Selected Ratios

	Three months ended		Nine months ended		Twelve months
	September 30,		September 30,		ended
	(annualized)		(annualized)		December 31,
	2016	2015	2016	2015	2015
Return on Average Assets	0.79%	0.77%	0.62%	0.71%	0.68%

Return on Average Equity	7.04%	6.71%	5.53%	6.12%	5.90%

Period End Equity to Total Assets	11.12%	11.44%	11.12%	11.44%	11.32%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At September 30, 2016, investment securities totaled $504.4 million compared to $491.4 million at December 31, 2015. There were no sales of securities available-for-sale during the three months ended September 30, 2016. Securities available-for-sale of $124.4 million were sold in the nine months ended September 30, 2016 resulting in gross gains of $94 thousand and gross losses of $187 thousand. Sales of securities during the three and nine months ended September 30, 2015 were $3.1 million. The significant amount of sales of securities during 2016 is due to the sale of securities held by First Capital immediately following the acquisition.

At September 30, 2016, our available-for-sale investment portfolio had a net unrealized gain of $7.3 million compared to a $903 thousand net unrealized gain at December 31, 2015. The improvement in the unrealized gain is a result of an improvement in market rates at period end. There were no securities with an unrealized loss deemed to be other than temporary at September 30, 2016 or December 31, 2015.

The “Volcker Rule” under the Dodd Frank Act generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund). At September 30, 2016 and December 31, 2015, the Company held a collateralized loan obligation (“CLO”) with a fair value of $5.0 million, which was included in asset-backed securities, that currently would be prohibited under the Volcker Rule. In October 2016, the Company sold the prohibited security and recorded a loss of $44 thousand. The net unrealized loss of the prohibited CLO was $57 thousand at December 31, 2015.

At September 30, 2016, we had $38.5 million in interest-bearing deposits at correspondent banks, all of which was on deposit with the Federal Reserve Bank, compared to $16.5 million in interest-bearing deposits at December 31, 2015.

Loans

We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts or portfolio managers are responsible for underwriting and assigning risk grades for all commercial loans with exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and supporting documents which outline the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure. A management-level loan committee reviews all loans greater than $3 million and is responsible for approving all credits in excess of the chief credit officer and senior credit officers’ lending authority, which was $5 million at September 30, 2016.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Our current AC&D loan origination is focused on 1–4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve over the past three years due to increasing new home sales in our primary markets. As of September 30, 2016, approximately 1% of our AC&D loan portfolio, commercial and consumer, falls under the watch list.

Our second mortgage exposure is primarily attributable to our home equity lines of credit (“HELOC”) portfolio, which totaled approximately $181.3 million as of September 30, 2016. HELOCs typically have a draw period of 10 years followed by a 10- or 15- year repayment period. During the draw period, a borrower is only required to make interest payments. Once the draw period has concluded, the line is typically placed on a 1% repayment schedule or is renewed. Management closely monitors HELOCs for end-of-draw periods and works with customers as the end-of-draw approaches. Reviews of all outstanding HELOCs are performed on at least a semi-annual basis.

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

At September 30, 2016, total loans, net of deferred fees and excluding loans held for sale, increased $627.1 million compared to December 31, 2015 due to the acquisition of First Capital and organic loan growth. The acquisition of First Capital led to shifts in the allocation of the loan portfolio from December 31, 2015 to September 30, 2016. The combination of commercial and industrial and owner-occupied real estate loans decreased to 30% of total loans at September 30, 2016 from 32% of total loans at December 31, 2015. Investor income producing commercial real estate increased to 33% from 29% of total loans and AC&D loans increased to 15% of total loans as compared to 10% of total loans at December 31, 2015. Total consumer loans decreased to 22% from 28% of total loans, with residential mortgages decreasing to 11%, home equity lines of credit decreasing to 8% and residential construction decreasing to 3%, of total loans.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of September 30, 2016 and December 31, 2015. Details of the seven environmental factors for consideration in the qualitative component of the allowance methodology as well as additional information about the four components and our policies and methodology used to estimate the allowance for loan losses are presented in Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

Allowance Allocation by Component

	September 30, 2016
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$501	4.32%	$1,702	14.66%	$3	0.03%
CRE - owner-occupied	-	0.00%	163	1.41%	1,137	9.80%	-	0.00%
CRE - investor income producing	2	0.02%	204	1.76%	2,453	21.12%	15	0.13%
AC&D - 1-4 family construction	-	0.00%	1	0.01%	587	5.05%	-	0.00%
AC&D - lots, land & development	-	0.00%	20	0.17%	533	4.59%	-	0.00%
AC&D - CRE	-	0.00%	147	1.26%	1,027	8.84%	-	0.00%
Other commercial	-	0.00%	82	0.70%	117	1.01%	-	0.00%
Consumer:
Residential mortgage	20	0.17%	145	1.25%	656	5.65%	14	0.12%
Home equity lines of credit	176	1.52%	298	2.57%	961	8.27%	10	0.09%
Residential construction	-	0.00%	121	1.04%	307	2.64%	-	0.00%
Other loans to individuals	-	0.00%	6	0.05%	203	1.74%	-	0.00%
Total	$198	1.71%	$1,688	14.54%	$9,683	83.37%	$42	0.37%

	December 31, 2015
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$745	8.22%	$1,076	11.87%	$-	0.00%
CRE - owner-occupied	-	0.00%	116	1.28%	1,019	11.24%	-	0.00%
CRE - investor income producing	-	0.00%	726	8.01%	1,373	15.15%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	247	2.73%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	278	3.07%	-	0.00%
AC&D - CRE	-	0.00%	37	0.41%	642	7.08%	-	0.00%
Other commercial	-	0.00%	-	0.00%	69	0.76%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	169	1.86%	503	5.55%	-	0.00%
HELOC	192	2.12%	286	3.16%	859	9.48%	-	0.00%
Residential construction	-	0.00%	253	2.79%	208	2.29%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	266	2.93%	-	0.00%

Total	$192	2.12%	$2,332	25.73%	$6,540	72.15%	$-	0.00%

The allowance for loan losses was $11.6 million, or 0.49% of total loans, at September 30, 2016 compared to $9.1 million, or 0.52% of total loans, at December 31, 2015. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of an increase of $2.8 million in the qualitative component of the allowance primarily due to due to an increase in the economic and market trends factor in light of market volatility and heightened uncertainty which emerged at the end of the second quarter, organic loan growth and additional provision recorded for the purchased performing loans. This increase was partially offset by a decrease of $1.0 million in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of net recoveries. There was also an increase of $7 thousand in specific reserves for the nine months ended September 30, 2016.

In accordance with GAAP, loans acquired from Community Capital, Citizens South, Provident Community and First Capital were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At September 30, 2016, acquired loans comprised 29% of our total loans, compared to 22% at December 31, 2015. The ratio of the adjusted allowance for loan losses to total loans, which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 1.70% at September 30, 2016 and 2.10% at December 31, 2015. Adjusted allowance for loan losses to loans is a non-GAAP financial measure which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both September 30, 2016 and December 31, 2015, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $14.2 million, or 0.44% of total assets at September 30, 2016 compared to $13.7 million, or 0.54%, of total assets at December 31, 2015. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, increased $3.2 million, or 39%, to $11.5 million, or 0.48% of total loans at September 30, 2016, compared to $8.3 million, or 0.47% of total loans at December 31, 2015. Nonperforming loans continue to remain at low levels and, when presented, are resolved as expeditiously as possible by management.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans increased $4.3 million, or 99%, in the first nine months of 2016 from $4.3 million at December 31, 2015 to $8.6 million at September 30, 2016. The increase at September 30, 2016 is largely attributable to the $2.5 million transfer of two loans to non-performing; these loans are well secured and no loss is currently expected. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At September 30, 2016, nonaccrual TDR loans were $390 thousand and had no related allowance recorded. At December 31, 2015, nonaccrual TDR loans were $466 thousand and had no related allowances recorded. Accruing TDRs totaled $2.5 million at September 30, 2016 and $2.8 million at December 31, 2015 and had related allowances of $176 thousand recorded at both September 30, 2016 and December 31, 2015.

We grade loans with an internal risk grade scale of 10 through 90. Loans with grades 10 through 50 represent “pass” loans in accordance with the regulatory definition. Loans with a grade 60 represent “special mention” and grades 70 and higher represent “classified” credit grades according to the regulatory definitions. Loans are reviewed on a regular basis internally, and at least annually are subject to an independent loan review, to validate appropriate underwriting, servicing and risk grading. Credits are reviewed for past due trends, declining cash flows, significant decline in collateral value, weakened guarantor financial strength, management concerns, market conditions and other factors that could jeopardize the repayment performance of the loan. Documentation deficiencies including collateral perfection and outdated or inadequate financial information are also considered in grading loans.

All loans graded 60 or worse are included on our list of “watch loans,” which represent potential problem loans, and are updated periodically and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) generally greater than $150 thousand as well as selected other loans as deemed appropriate. At September 30, 2016, we maintained “watch loans” totaling $31.7 million compared to $31.2 million at December 31, 2015. Approximately $26.1 million and $26.8 million of the watch loans at September 30, 2016 and December 31, 2015, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At September 30, 2016, OREO totaled $2.7 million, all of which is recorded at values based on our most recent appraisals. At December 31, 2015, OREO totaled $5.5 million, all of which was recorded at values based on the most recent appraisals then available. At December 31, 2015, $1.2 million of OREO was covered under the FDIC loss share agreements. As described above under “Critical Accounting Policies and Estimates – FDIC Indemnification Asset”, on August 26, 2016, the Bank terminated its FDIC loss share agreements. As a result, the remaining balance of covered OREO was transferred to the non-covered portfolio and the Bank will bear all future gains, losses and expenses related to the previously covered foreclosed assets.

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

Total deposits at September 30, 2016 were $2.5 billion, an increase of $531.6 million, or 27.23%, from December 31, 2015. Noninterest bearing demand deposits increased $154.8 million, or 44.1% during the period. Non-brokered money market, NOW and savings deposits increased $166.6 million, or 16.7%. Non-brokered time deposits increased $182.6 million, or 38.3%, and brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, increased $27.6 million, or 21.5%. Increases were primarily due to the acquisition of First Capital, as well asretail and commercial sales efforts. The following is a summary of deposits at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Noninterest bearing demand deposits	$505,591	$350,836
Interest-bearing demand deposits	426,893	407,204
Money market deposits	638,734	500,569
Savings	98,057	89,271
Brokered deposits	156,034	128,390
Certificates of deposit and other time deposits	659,179	476,392
Total deposits	$2,484,488	$1,952,662

Total borrowings increased $103.8 million to $343.1 million at September 30, 2016 compared to $239.3 million at December 31, 2015. Borrowings at September 30, 2016 include $33.2 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt related to trust preferred securities, of which $8.6 million was assumed in connection with the acquisition of First Capital, a $29.7 million senior unsecured term loan and $235.0 million of FHLB borrowings.

The following table details short and long-term borrowings at September 30, 2016 and December 31, 2015:

			September 30, 2016		December 31, 2015
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
FHLB Daily Rate Credit	1/6/2016	0.4900%	-		$10,000
FHLB Fixed Rate Credit	1/7/2016	0.3532%	-		10,000
FHLB Fixed Rate Credit	1/7/2016	0.3532%	-		10,000
FHLB Adjustable Rate Credit	1/11/2016	0.3900%	-		80,000
FHLB Adjustable Rate Credit	1/21/2016	0.3800%	-		40,000
FHLB Adjustable Rate Credit	1/21/2016	0.3567%	-		15,000
FHLB Adjustable Rate Credit	7/7/2017	0.6871%	20,000		-
FHLB Adjustable Rate Credit	7/21/2017	0.7271%	15,000		-
FHLB Fixed Rate Credit	7/7/2016	0.3800%	-		-
FHLB Fixed Rate Credit	7/18/2016	0.4000%	-		-
FHLB Fixed Rate Credit	7/20/2016	0.4000%	-		-
FHLB Fixed Rate Credit	10/6/2016	0.4000%	50,000		-
FHLB Fixed Rate Credit	10/13/2016	0.4100%	100,000		-
FHLB Fixed Rate Credit	10/20/2016	0.3900%	40,000		-
FHLB Fixed Rate Credit	10/31/2016	0.3500%	55,000		-
FHLB Fixed Rate Hybrid	9/26/2016	1.9050%	-		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.0675%	-		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.2588%	-		5,000
FHLB Fixed Rate Hybrid	9/26/2016	2.0250%	-		5,000
Total short-term borrowings			280,000	0.43%	185,000	0.57%

Long-term borrowings:
Junior subordinated debt	12/15/35	2.4203%	9,958		9,743
Junior subordinated debt	12/01/25	4.8012%	4,736		-
Junior subordinated debt	03/01/37	2.4131%	5,523		5,424
Junior subordinated debt	10/01/36	2.5856%	2,775		2,724
Junior subordinated debt	09/21/36	2.5503%	3,832		-
Junior subordinated debt	06/15/36	2.4003%	6,515		6,371
Senior unsecured term loan	12/18/22	4.7500%	29,725		30,000
Total long-term borrowings			63,064	3.71%	54,262	3.56%
Total borrowings			$343,064		$239,262

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and nine months ended September 30, 2016 and 2015:

Condensed Consolidated Statements of Income

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Change		2016	2015	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$29,444	$22,429	$7,015	31.3%	$89,304	$67,073	$22,231	33.1%
Gross interest expense	3,621	2,067	1,554	75.2%	10,834	5,667	5,167	91.2%
Net interest income	25,823	20,362	5,461	26.8%	78,470	61,406	17,064	27.8%

Provision for loan losses	642	-	642	100.0%	2,080	314	1,766	562.4%

Noninterest income	5,447	4,927	520	10.6%	15,549	13,720	1,829	13.3%
Noninterest expense	21,112	18,419	2,693	14.6%	69,211	55,791	13,420	24.1%
Net income before taxes	9,516	6,870	2,646	38.5%	22,728	19,021	3,707	19.5%

Income tax expense	3,192	2,092	1,100	52.6%	8,111	6,190	1,921	31.0%

Net income	$6,324	$4,778	$1,546	32.4%	$14,617	$12,831	$1,786	13.9%

Net Income. Net income for the three months ended September 30, 2016 was $6.3 million, compared to $4.8 million for the three months ended September 30, 2015. Changes in net income from the third quarter of 2015 include a 26.8% increase in net interest income and a 10.6% increase in noninterest income, which were partially offset by a 19.2% increase in noninterest expense levels and a $642 thousand increase in provision for loan losses. Annualized return on average assets increased two basis points during the three-month period ended September 30, 2016 to 0.79% compared to 0.77% for the same period in 2015. Adjusted annualized return on average assets improved to 0.91% during the three-month period ended September 30, 2016 compared to 0.76% for the same period in 2015. Annualized return on average equity increased to 7.04% for the three-month period ended September 30, 2016 from 6.71% for the three-month period ended September 30, 2015. Adjusted annualized return on average equity improved to 8.14% during the three-month period ended September 30, 2016 compared to 6.69% for the same period in 2015.

Net income for the nine months ended September 30, 2016, was $14.6 million compared to $12.8 million for the same period in 2015. This increase in net income is due to increases in net interest income and noninterest income, offset by an increase in noninterest expenses and provision for loan losses. Annualized return on average assets for the nine-month periods ended September 30, 2016 and 2015 was 0.62% and 0.71%, respectively. Adjusted annualized return on average assets for the nine-month periods ended September 30, 2016 and 2015 was 0.84% and 0.72%, respectively. Annualized return on average equity decreased to 5.53% for the nine-month period ended September 30, 2016 from 6.12% for the nine-month period ended September 30, 2015. Adjusted annualized return on average equity increased to 7.49% for the nine-month period ended September 30, 2016 from 6.20% for the nine-month period ended September 30, 2015.

Changes in the return on average assets for the three and nine months ended September 30, 2016 were a function of the slower rate of increase on net income compared to the rate of increase on average assets due to merger related expenses. Changes in the return on average equity for the three and nine months ended September 30, 2016 were a function of the rate of increase in net income compared to the rate of increase in average equity due to merger related share issuances. Increases in adjusted return of average assets and adjusted return on average equity for the three and nine months ended September 30, 2016 were due to improved earnings. Adjusted return on average assets and adjusted return on average equity are non-GAAP financial measures. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $25.8 million for the three-month period ended September 30, 2016 from $20.4 million for the three months ended September 30, 2015. The increase is primarily due to an increase in average interest earning assets, which represented both the acquisition of First Capital and organic loan growth, as well as additional interest income driven by the recognition of $0.6 million of the purchased performing fair value mark related to the acquisition of First Capital loans into income during the period. Net interest income increased to $78.4 million for the nine-month period ended September 30, 2016 from $61.4 million for the nine months ended September 30, 2015. The increase is again due to an increase in average interest earning assets, which represented organic loan growth as well as the acquisition of First Capital, and the recognition of $1.8 million of the purchased performing fair value mark from that acquisition during the first nine months of 2016.

Total average interest-earning assets increased to $2.9 billion in both the three and nine months ended September 30, 2016 compared to $2.3 billion and $2.2 billion in the three and nine months ended September 30, 2015, respectively. Average balances of total interest-bearing liabilities were $2.3 billion in the three and nine-month periods ended September 30, 2016, compared to $1.8 billion in the same periods in 2015. The increases in average balances are the result of the First Capital merger as well as organic growth. Our net interest margin decreased from 3.58% in the three-month period ended September 30, 2015 to 3.54% in the corresponding period in 2016. This decrease in net interest margin reflects primarily the lower interest rates on new loans and core net interest margin compression, partially offset by the additional accretion of fair value marks on purchased performing loans acquired from First Capital. Our net interest margin decreased from 3.73% in the nine-month period ended September 30, 2015 to 3.67% in the corresponding period in 2016 for reasons consistent with the three-month period decline noted above.

The following table summarizes average balance sheets, average yields and rates paid for the periods indicated:

	For the Three Months Ended			For the Three Months Ended
($ in thousands)	September 30, 2016			September 30, 2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Assets
Interest-earning assets:
Loans and loans held for sale, net (1)(2)	$2,348,297	$26,521	4.49%	$1,681,017	$19,475	4.60%
Fed funds sold	971	1	0.41%	1,237	1	0.32%
Taxable investment securities	483,815	2,583	2.14%	491,586	2,636	2.14%
Tax-exempt investment securities	14,013	137	3.91%	15,248	152	3.99%
Other interest-earning assets	53,088	202	1.51%	67,215	165	0.97%

Total interest-earning assets	2,900,184	29,444	4.04%	2,256,303	22,429	3.94%

Allowance for loan losses	(11,054)			(8,724)
Cash and due from banks	34,703			16,010
Premises and equipment	65,332			57,867
Goodwill	63,076			29,197
Intangible assets	12,120			10,087
Other assets	122,438			112,294

Total assets	$3,186,799			$2,473,034

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$426,755	$68	0.06%	$382,897	$60	0.06%
Savings and money market	744,930	777	0.41%	564,187	530	0.37%
Time deposits - core	653,937	1,179	0.72%	467,547	719	0.61%
Brokered deposits	156,867	376	0.95%	138,655	186	0.53%
Total interest-bearing deposits	1,982,489	2,400	0.48%	1,553,286	1,495	0.38%
Short-term borrowings	235,870	345	0.58%	166,630	90	0.21%
Long-term debt	29,718	379	5.07%	55,000	134	0.97%
Subordinated debt	33,262	497	5.94%	24,003	348	5.75%
Total borrowed funds	298,850	1,221	1.63%	245,633	572	0.92%

Total interest-bearing liabilities	2,281,339	3,621	0.63%	1,798,919	2,067	0.46%

Net interest rate spread		25,823	3.41%		20,362	3.49%

Noninterest-bearing demand deposits	502,158			359,800
Other liabilities	45,725			31,889
Shareholders' equity	357,577			282,426

Total liabilities and shareholders' equity	$3,186,799			$2,473,034

Net interest margin			3.54%			3.58%

(1)	Nonaccrual loans are included in the average loan balances.
(2)	Interest income and yields for the three months ended September 30, 2016 and 2015 include accretion from acquisition accounting adjustments associated with acquired loans.
(3)	Yield/ rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

The following table summarizes average balance sheets, average yields and rates paid for the periods indicated:

($ in thousands)	September 30, 2016			September 30, 2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Assets
Interest-earning assets:
Loans and loans held for sale, net (1)(2)	$2,307,380	$80,374	4.65%	$1,642,736	$58,253	4.74%
Fed funds sold	3,894	14	0.48%	812	1	0.16%
Taxable investment securities	485,004	7,910	2.17%	482,084	7,935	2.19%
Tax-exempt investment securities	14,728	421	3.81%	14,029	433	4.12%
Other interest-earning assets	48,158	585	1.62%	59,951	451	1.01%

Total interest-earning assets	2,859,164	89,304	4.17%	2,199,612	67,073	4.08%

Allowance for loan losses	(10,296)			(8,664)
Cash and due from banks	35,488			16,432
Premises and equipment	65,956			58,706
Goodwill	62,881			29,216
Intangible assets	12,470			10,431
Other assets	125,951			115,664

Total assets	$3,151,614			$2,421,397

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$426,659	$235	0.07%	$400,776	$198	0.07%
Savings and money market	741,074	2,447	0.44%	535,801	1,331	0.33%
Time deposits - core	683,302	3,670	0.72%	462,353	1,938	0.56%
Brokered deposits	141,009	926	0.88%	137,726	538	0.52%
Total interest-bearing deposits	1,992,044	7,278	0.49%	1,536,656	4,005	0.35%
Short-term borrowings	197,043	890	0.60%	155,641	241	0.21%
Long-term debt	53,364	1,229	3.08%	54,304	394	0.97%
Subordinated debt	33,098	1,437	5.80%	23,835	1,027	5.76%
Total borrowed funds	283,505	3,556	1.68%	233,780	1,662	0.95%

Total interest-bearing liabilities	2,275,549	10,834	0.64%	1,770,436	5,667	0.43%

Net interest rate spread		78,470	3.54%		61,406	3.65%

Noninterest-bearing demand deposits	480,772			339,250
Other liabilities	42,396			31,267
Shareholders' equity	352,897			280,444

Total liabilities and shareholders' equity	$3,151,614			$2,421,397

Net interest margin			3.67%			3.73%

(1)	Nonaccrual loans are included in the average loan balances.
(2)	Interest income and yields for the nine months ended September 30, 2016 and 2015 include accretion from acquisition accounting adjustments associated with acquired loans.
(3)	Yield/ rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Provision for Loan Losses. Our provision for loan losses increased to $642 thousand during the three months ended September 30, 2016, compared to no provision for loan losses during the corresponding period in 2015. Our provision for loan losses increased $1.8 million, or 562%, to a provision of $2.1 million during the nine months ended September 30, 2016, from a $314 thousand provision during the corresponding period in 2015. Included in the loan loss provision for 2016 was an increase in the qualitative component of the allowance for loan losses of $2.8 million primarily due to an increase in the economic and market trends factor in light of market volatility and heightened uncertainty which emerged at the end of the second quarter, organic loan growth and additional provision recorded for the purchased performing loans.

We had $97 thousand in net recoveries during the three months ended September 30, 2016 compared to net recoveries of $294 thousand during the corresponding period in 2015. We had $468 thousand in net recoveries during the nine months ended September 30, 2016 compared to net recoveries of $115 thousand during the corresponding period in 2015. The net recoveries during the nine month period ended September 30, 2016, reflected the continued resolution of problem assets from the legacy Park Sterling portfolio. There were no charge-offs in excess of fair market value adjustments on PCI loans during the three- or nine-months ended September 30, 2016.

Noninterest Income. The following table presents components of noninterest income for the three and nine months ended September 30, 2016 and 2015:

Noninterest Income

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	Change		2016	2015	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,671	$1,370	$301	22.0%	$4,688	$3,495	$1,193	34.1%
Income from fiduciary activities	582	821	(239)	-29.1%	1,961	2,327	(366)	-15.7%
Commissions and fees from investment brokerage	157	126	31	24.6%	444	388	56	14.4%
Income from capital markets	680	238	442	185.7%	1,515	1,030	485	47.1%
Loss on sale of securities available for sale	-	54	(54)	-100.0%	(93)	54	(147)	-272.2%
ATM and card income	730	537	193	35.9%	2,079	1,860	219	11.8%
Mortgage banking income	1,015	700	315	45.0%	2,663	2,607	56	2.1%
Income from bank-owned life insurance	532	1,058	(526)	-49.7%	2,046	2,379	(333)	-14.0%
Amortization of indemnification asset and true-up liability expense	(139)	(162)	23	-14.2%	(311)	(721)	410	-56.9%
Other noninterest income	219	185	34	18.4%	557	301	256	85.0%

Total noninterest income	$5,447	$4,927	$520	10.6%	$15,549	$13,720	$1,829	13.3%

Three-month comparison and analysis

Noninterest income increased $520 thousand, or 10.6%, for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. Noteworthy changes among categories include (i) a $301 thousand increase in service charges on deposit accounts due to organic deposit growth and the addition of deposits from First Capital; (ii) a $239 thousand decrease in income from fiduciary activities due to declines in assets under management; (iii) a $315 thousand increase in mortgage banking income due to higher volumes and additional bankers; (iv) a $442 thousand increase in income from capital markets due to strong business volumes; (v) a $193 thousand increase in ATM and card income due to steady volume; and (vi) a $526 thousand decrease in income from bank-owned life insurance due primarily to a $417 thousand death benefit occurring in the third quarter of 2015.

Nine-month comparison and analysis

Noninterest income increased $1.8 million, or 13.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Noteworthy changes among categories include (i) an $1.2 million increase in service charges on deposit accounts, as a direct result of the First Capital merger; (ii) a $366 thousand decrease in income from fiduciary activities due to declines in assets under management; (iii) a $485 thousand increase in capital markets income due to strong business volumes; (iv) a $219 thousand increase in ATM and card income due to increases in volume; (v) a $333 thousand decrease in income from bank-owned life insurance due primarily to higher death benefits received in the first quarter of 2015; (vi) a $410 thousand reduction in the amortization of the FDIC related contracts and (vii) a $256 thousand increase in other noninterest income primarily as a result of a $196 thousand reduction of capital on certain limited partnership investments based on final 2014 partnership documentation received, which was included during the 2015 period.

Noninterest Expense. The following table presents components of noninterest expense for the three and nine months ended September 30, 2016 and 2015:

Noninterest Expense

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	Change		2016	2015	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$11,755	$9,952	$1,803	18.1%	$36,547	$30,404	$6,143	20.2%
Occupancy and equipment	3,111	2,591	520	20.1%	9,277	7,638	1,639	21.5%
Advertising and promotion	44	313	(269)	-85.9%	832	991	(159)	-16.0%
Legal and professional fees	978	472	506	107.2%	2,653	1,930	723	37.5%
Deposit charges and FDIC insurance	405	401	4	1.0%	1,315	1,226	89	7.3%
Data processing and outside service fees	2,331	1,668	663	39.7%	10,078	4,956	5,122	103.3%
Communication fees	532	501	31	6.2%	1,520	1,620	(100)	-6.2%
Core deposit intangible amortization	458	347	111	32.0%	1,374	1,042	332	31.9%
Net cost of operation of other real estate owned	(92)	163	(255)	-156.4%	244	430	(186)	-43.3%
Loan and collection expense	425	151	274	181.5%	735	547	188	34.4%
Postage and supplies	115	123	(8)	-6.5%	479	388	91	23.5%
Other noninterest expense	1,050	1,737	(687)	-39.6%	4,157	4,619	(462)	-10.0%

Total noninterest expense	$21,112	$18,419	$2,693	14.6%	$69,211	$55,791	$13,420	24.1%

Adjusted noninterest expense as presented below is a non-GAAP financial measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Three-month comparison and analysis

Total noninterest expense was $21.1 million for the three months ended September 30, 2016, an increase of $2.7 million, or 14.6%, from $18.4 million for the corresponding period in 2015. Excluding merger-related expenses of $1.5 million and $167 thousand for the three-month periods ended September 30, 2016 and 2015, respectively, adjusted noninterest expense increased $2.7 million for the three months ended September 30, 2016, compared to the corresponding period in the prior year. Merger expenses for the three months ended September 30, 2016 included $566 thousand of severance and related compensation expenses, $419 thousand of data processing charges related to the termination of First Capital’s core processing contract, $328 thousand of professional fees and $174 thousand of other expenses.

Salaries and employee benefits expenses increased $1.8 million, or 18.12%, to $11.8 million in the third quarter of 2016, compared to $10.0 million in the comparable period of 2015, primarily as a result of increased headcount associated with the acquisition of First Capital and organic growth. Total full-time equivalents increased to 542 at September 30, 2016 from 485 at September 30, 2015. Compensation expense for share-based compensation plans was $337 thousand in the third quarter of 2016 compared to $308 thousand in the comparable period of 2015.

Other notable variances during the third quarter of 2016 include (i) an increase in occupancy and equipment expense of $520 thousand, or 20.1%; (ii) a $506 thousand increase in legal and professional fees; (iii) an increase in data processing fees of $663 thousand, or 39.7% due to the expenses associated with the First Capital core system conversion; (iv) an $111 thousand increase in core deposit intangible amortization; (v) a $274 thousand increase in loan and collection expenses; and (vi) a decrease of $687 thousand, or 39.6% in other noninterest expense. Additionally there was a decrease of $255 thousand in net cost of operation of other real estate owned.

Nine-month comparison and analysis

Total noninterest expense was $69.2 million for the nine months ended September 30, 2016, an increase of $13.4 million, or 24.05%, from $55.8 million for the corresponding period in 2015. Excluding merger-related expenses of $7.0 million and $320 thousand for the nine-month periods ended September 30, 2016 and 2015, respectively, adjusted noninterest expense increased $7.0 million, or 12.5%, for the nine months ended September 30, 2016, compared to the corresponding period in the prior year.

Salaries and employee benefits expenses increased $6.1 million, or 20.2%, to $36.6 million in the nine months ended September 30, 2016 compared to $30.4 million in the comparable period of 2015. These increases are primarily due to merger-related compensation expenses of $1.4 million, non-merger related severance expense of $334 thousand, an increase in incentive based compensation of $816 thousand and increased headcount.

Other notable changes between categories during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 include (i) an increase in occupancy and equipment expense of $1.6 million, or 21.5%, to $6.2 million primarily due to the addition of the First Capital branches as well as improvements to our Wilmington and Charleston locations; (ii) an increase in data processing fees of $5.1 million, or 103.3%; (iii) an increase in core deposit intangible amortization of $332 thousand, or 31.9%; and (vii) a $462 thousand, or 10.0%, decrease in other noninterest expense.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended September 30, 2016, we recognized income tax expense of $3.2 million compared to income tax expense of $2.1 million for the same period in 2015. The effective tax rate for the three months ended September 30, 2016 was 33.54% compared to 30.45% for the same period in 2015.

For the nine months ended September 30, 2016, we recognized income tax expense of $8.1 million compared to income tax expense of $6.2 million for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 was 35.69% compared to 32.54% for the same period in 2015. The change in the effective tax rate was due in part to certain non-deductible merger-related expenses as well as adjustments made to deferred tax assets for the true-up in tax rates and a re-measurement due to the First Capital acquisition.

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

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. At September 30, 2016, we had $320.1 million of credit available from the FHLB, $342.3 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70 million from correspondent banks. We believe that our liquidity position continues to be very adequate and readily available. At December 31, 2015, we had total Federal funds credit lines of $371.0 million with no outstanding advances. If additional liquidity were needed, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At September 30, 2016, we had $754.3 million of pre-approved but unused lines of credit, $10.0 million of standby letters of credit and $12.2 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

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

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at September 30, 2016 was $358.7 million, compared to $284.7 million at December 31, 2015. The $74.0 million increase was due to $61.3 million related to the 8,376,094 shares issued in connection with the acquisition of First Capital, $14.6 million of net income for the nine months ended September 30, 2016, a $3.5 million improvement in accumulated other comprehensive income from unrealized securities gains and cash flow hedges and $683 thousand of net share-based compensation. Additionally, there were 285,721 stock options exercised during the first nine months of 2016, resulting in total proceeds of $1.8 million. These increases were partially offset by the repurchase of 422,641 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program, inlcuding the acquisition of 174,292 shares in connection with satisfaction of tax withholding obligations on vested restricted stock, and the payment of $5.3 million of dividends on common stock.

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

At September 30, 2016 and December 31, 2015, both the Company and the Bank were “well capitalized”.   Actual and required capital levels at September 30, 2016 and December 31, 2015 are presented below:

	Capital Ratios at September 30, 2016
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$346,967	13.37%	$207,632	8.00%	$272,517	10.50%	$259,540	10.00%
Tier 1 capital (to risk-weighted assets)	335,352	12.92%	155,724	6.00%	220,609	8.50%	207,632	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	335,352	12.92%	116,793	4.50%	181,678	7.00%	168,701	6.50%
Tier 1 capital (to average assets)	335,352	10.82%	123,950	4.00%	123,950	4.00%	154,938	5.00%
Risk Weighted Assets	2,595,404
Average Assets for Tier 1	3,098,756

The Company
Total capital (to risk-weighted assets)	$324,396	12.49%	$207,717	8.00%	$272,629	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	312,781	12.05%	155,788	6.00%	220,699	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	287,518	11.07%	116,841	4.50%	181,752	7.00%	N/A	N/A
Tier 1 capital (to average assets)	312,781	10.06%	124,348	4.00%	124,348	4.00%	N/A	N/A
Risk Weighted Assets	2,596,463
Average Assets for Tier 1	3,108,707

	Capital Ratios at December 31, 2015
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$268,354	13.86%	$154,840	8.00%	$203,228	10.50%	$193,550	10.00%
Tier 1 capital (to risk-weighted assets)	259,290	13.40%	116,130	6.00%	164,518	8.50%	154,840	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	259,290	13.40%	87,098	4.50%	135,485	7.00%	125,808	6.50%
Tier 1 capital (to average assets)	259,290	10.66%	97,255	4.00%	97,255	4.00%	121,568	5.00%
Risk Weighted Assets	1,935,503
Average Assets for Tier 1	2,431,369

The Company
Total capital (to risk-weighted assets)	$277,669	14.30%	$155,334	8.00%	$203,877	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	268,605	13.83%	116,501	6.00%	165,043	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	251,807	12.97%	87,376	4.50%	135,918	7.00%	N/A	N/A
Tier 1 capital (to average assets)	268,605	11.00%	97,672	4.00%	97,672	4.00%	N/A	N/A
Risk Weighted Assets	1,941,681
Average Assets for Tier 1	2,441,811

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 15 - Off-Balance Sheet Risk of the 2015 Audited Financial Statements. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2016, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2016 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” presented our 2015 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s 2015 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended September 30, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from July 1, 2016 through July 31, 2016	$10,153	$7.67	$-	1,750,000

Repurchases from August 1, 2016 through August 31, 2016	-	-	-	1,750,000

Repurchases from September 1, 2016 through September 30, 2016	40,313	8.21	-	1,750,000

Total	50,466	8.10	-	1,750,000

(1)

Represents shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in July, August, and September, respectively.

(2)

Represents shares remaining available to be repurchased as of period end under the Company’s share repurchase program approved on October 29, 2014, which expired on November 1, 2016. On October 27, 2016, the board of directors approved a new share repurchase progam, effective November 1, 2016, to repurchase up to 2,650,000 of our common shares from time to time, depending on market conditions and other factors. This new share repurchase program will expire November 1, 2018.

During the three months ended September 30, 2016, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed August 9, 2016

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 6, 2016

10.1	Termination Agreement between Park Sterling Bank and the FDIC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed August 29, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: November 8, 2016	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: November 8, 2016	By:	/s/ Donald K. Truslow
Donald K. Truslow
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed August 9, 2016

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 6, 2016

10.1	Termination Agreement between Park Sterling Bank and the FDIC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed August 29, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements