Form 10-K
period 2016-12-31
Park Sterling Corp
filed 2017-03-10
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $354,629,208 (based on the closing price of $7.09 per share on June 30, 2016). For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares of common stock of the registrant outstanding as of February 28, 2017 was 53,061,926.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders scheduled to be held on May 25, 2017 are incorporated by reference into Part III, Items 10-14.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

I Information set forth in this Annual Report on Form 10-K, including information incorporated by reference in this document, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. Forward-looking statements express management’s current expectations, plans or forecasts of future events, results and conditions, including the general business strategy of engaging in bank mergers and organic growth, expansion in new markets, hiring of additional personnel, expansion or addition of product capabilities; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of any share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements reflect management’s beliefs and assumptions based on the information available to management at the time these disclosures are prepared. The matters discussed in these forward-looking statements are not guarantees of future results or performance and by their nature involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks, as well as those more fully discussed elsewhere in this report, including Item 1A. “Risk Factors,” and in any of the Company’s subsequent filings with the SEC, which could cause actual results and trends to differ materially from those made, projected or implied in or by the forward-looking statements: inability to identify and successfully negotiate and complete combinations with potential merger partners or to successfully integrate such businesses into the Company, including the Company’s ability to adequately estimate or to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of any such business combination; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, opening of de novo branches or otherwise in a timely, cost-effective manner; inability to capitalize on identified revenue enhancements or expense management opportunities; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the value of securities held in the investment securities portfolio; our ability to fully realize the value of our net deferred tax asset, including the impact of lower federal income tax rates on the carrying amount or the risk that we may be required to establish a valuation allowance; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on the financial, credit and real estate markets generally, which could negatively impact our revenues and the value of our assets and liabilities; changes in general economic or business conditions, customer behavior and other uncertainties that could lead to reduced revenues and deterioration in the credit quality of the loan portfolio or the value of the collateral securing those loans and result in higher credit losses than currently expected; sensitivity to the interest rate environment, including continued low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve, and the impact on net interest margin; cyber-security concerns; failure to anticipate or inability to adapt to rapid technological developments and changes; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; the impact of implementation and compliance with legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; and management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 1. Business
General

Park Sterling Corporation (the “Company”) was formed in 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) pursuant to a bank holding company reorganization effective January 1, 2011, and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank is a North Carolina-chartered commercial nonmember bank that was incorporated in September 2006 and opened for business at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina on October 25, 2006. At December 31, 2016, the Company’s primary operations and business were that of owning the Bank. The main office of both the Company and the Bank is located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204, and its phone number is (704) 716-2134.

In August 2010, the Bank raised gross proceeds of $150 million in an equity offering (the “Public Offering”), to facilitate a change in the Bank’s business plan from primarily organic growth at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. Consistent with this growth strategy, over the past several years the Bank has opened additional branches in North Carolina and South Carolina and in 2014 and 2015 expanded into the Virginia market through the opening of two branches in Richmond, Virginia. Also consistent with this strategy, on January 1, 2016 the Company acquired First Capital Bancorp, Inc. (“First Capital”), the parent company of First Capital Bank. As a result of the merger of First Capital into the Company, First Capital Bank, which operated eight branches in the Richmond, Virginia area, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of approximately 8.4 million shares of Common Stock and approximately $25.8 million in cash. Based on the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million.

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

Market Area

The Bank serves its customers through eighteen full-service branches in North Carolina, twenty three full-service branches in South Carolina, nine full-service branches in Virginia and five full-service branches in North Georgia.

The Bank maintains nineteen branches in the Charlotte-Concord-Gastonia Metropolitan Statistical Area (“MSA”) in North Carolina, ten branches in the Greenville-Anderson-Mauldin MSA in South Carolina, and ten branches in the Richmond MSA in Virginia. Additionally, we serve our communities through five branches in the Greenwood, South Carolina MSA, two each in the Spartanburg, South Carolina MSA and the Columbia, South Carolina MSA, and one each in the Newberry, South Carolina MSA, the Raleigh, North Carolina MSA, the Wilmington, North Carolina MSA, and the Charleston-North Charleston, South Carolina MSA. Our five North Georgia branches are not located in an identified MSA.

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

Employees

As of February 28, 2017, we employed 544 people and had 532 full time equivalent employees. Each of these individuals is an employee of the Bank. There are no employees at the bank holding company level. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.

Subsidiaries

The Company’s primary subsidiary is the Bank. As of February 28, 2017, the Company has five wholly-owned non-consolidated subsidiaries; Community Capital Corporation Statutory Trust I, CSBC Statutory Trust I, Provident Community Bancshares Capital Trust I, Provident Community Bancshares Capital Trust II and FCRV Statutory Trust 1, which were used to issue $10.3 million, $15.5 million, $4.1 million, $8.2 million and $5.0 million (in each case before related acquisition accounting fair market value adjustments), respectively, of trust preferred securities (“TruPS”) by predecessor companies. The Company has fully and unconditionally guaranteed each trust’s obligations under the TruPS. Proceeds from these TruPS were used by the predecessor companies to purchase junior subordinated notes in Community Capital, Citizens South, Provident Community and First Capital, respectively, which constitute Tier I capital of the Company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. Many of the requirements called for in the Dodd-Frank Act continue to be implemented, and/or are subject to implementing regulations over the course of several years. In addition, recent government policy has advocated for significant reduction of financial services regulation, including amendments to the Dodd-Frank Act. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, or amended as a result of government policy, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. In general, the BHC Act limits the business of a bank holding company and its subsidiaries to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any nonbank subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

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

Under the BHC Act, a bank holding company may elect to become a “financial holding company,” provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered “financial in nature” (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. The Company remains a bank holding company, but may at some time in the future elect to become a financial holding company. If the Company were to do so, the Bank would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”), which is discussed below.

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

Minimum Capital Requirements. The various federal bank regulators, including the Federal Reserve Board and the FDIC, have adopted substantially similar minimum risk-based and leverage capital guidelines applicable to United States banking organizations, including bank holding companies and banks. As a prudential matter, however, banking organizations generally are expected to operate well above the minimum regulatory capital ratios, with capital commensurate to the level and nature of risks that they hold. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum prescribed levels, whether because of its financial condition or actual or anticipated growth.

The risk-based capital standards establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures explicitly into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. For purposes of the risk-based ratios, assets and specified off-balance sheet instruments are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The leverage ratio represents core capital as a percentage of total average assets adjusted as specified in the guidelines.

In July 2013, the regulatory agencies approved final regulatory capital rules that replaced the then existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the credit risk weightings for assets. The new regulatory capital rules establish the benchmark capital rules and capital floors that are generally applicable to United States banks under the Dodd-Frank Act and make the capital rules consistent with heightened international capital standards known as Basel III. These new capital standards apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million, and became effective January 1, 2015 subject to a transition period providing for full implementation as of January 1, 2019. More stringent requirements are imposed on “advanced approaches” banking organizations (organizations with either total assets of $250 billion or more, or with foreign exposure of $10 billion or more).

The required regulatory capital minimum ratios are as follows:

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

Generally, under the applicable guidelines, common equity Tier 1 capital includes common stock (plus related surplus), retained earnings and qualifying minority interests, less applicable regulatory adjustments and deductions including goodwill, intangible assets subject to limitation and certain deferred tax assets subject to limitation. In addition, under the final capital rule, accumulated other comprehensive income (AOCI) is presumptively included in common equity Tier 1 capital, subject to a one-time opportunity for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI. Total Tier 1 capital is comprised of common equity Tier 1 capital plus generally non-cumulative perpetual preferred stock, tier 1 minority interests and, for bank holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain restricted capital instruments including qualifying cumulative perpetual preferred stock and grandfathered trust preferred securities, up to a limit of 25% of Tier 1 capital, less applicable regulatory adjustments and deductions. Tier 2, or supplementary, capital generally includes portions of trust preferred securities and cumulative perpetual preferred stock not otherwise counted in Tier 1 capital, as well as preferred stock subordinated debt, total capital minority intersts not included in Tier 1, and the allowance for loan losses in an amount not exceeding 1.25% of standardized risk-weighted assets, less applicable regulatory adjustments and dedections. Total capital is the sum of Tier 1 and Tier 2 capital.

The new regulatory capital requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The required amount of capital conservation buffer is being phased in annually beginning January 1, 2016 at the 0.625% level, and increasing by that same amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019. When fully phased in, the capital conservation buffer effectively will result in a required minimum common equity Tier 1 capital ratio of at least 7.0%, Tier 1 capital ratio of at least 8.5% and total capital ratio of at least 10.5%. Advanced approaches banking organizations also are subject to a supplementary leverage ratio that incorporates a broader set of exposures in the denominator, as well as a countercyclical capital buffer. Failure to satisfy the capital buffer requirements will result in increasingly stringent limitations on various types of capital distributions, including dividends, share buybacks and discretionary payments on Tier 1 instruments, and discretionary bonus payments.

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

The various federal regulatory agencies have adopted substantially similar regulations that define the five capital categories identified under the FDICIA, using the capital ratios as the relevant capital measures. The new risk-based and leverage capital guidelines incorporate the revised changes in regulatory capital described above into the prompt corrective action framework, using the total risk-based capital ratio, the Tier 1 risk-based capital ratio, the common equity Tier 1 ratio, the leverage ratio (including, for certain large institutions, beginning January 1, 2018, the supplementary leverage ratio), as well as a tangible equity to total assets ratio, under which an institution’s capital adequacy will be measured for purposes of the “prompt corrective action” framework. Effective January 1, 2015, generally an insured depository institution will be treated as:

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

Under these guidelines, the Bank was considered “well capitalized” as of December 31, 2016.

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

Deposit Insurance and Assessments. The Bank’s deposits are insured by the DIF as administered by the FDIC, up to the applicable limits set by law (currently $250,000 for accounts under the same name and title), and are subject to the deposit insurance premium assessments of the DIF. The DIF imposes a risk-based deposit insurance premium system under which the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. Assessment rates for small banking institutions (an institution with assets of less than $10 billion) are determined based on a combination of financial ratios. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. Assessments are calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. The Dodd-Frank Act also increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% (subsequently set at 2% by the FDIC) of the estimated amount of total insured deposits.

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

Volcker Rule. The Dodd-Frank Act amended the BHC Act to require the federal banking regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring a covered fund (such as a hedge fund and or private equity fund), commonly referred to as the “Volcker Rule.” In December 2013, the federal banking regulatory agencies adopted a final rule construing the Volcker Rule, which was effective April 1, 2014. Banking entities will have until July 21, 2017 (unless such banking entity had filed an application for a five-year extension by the January 20, 2017 filing deadline, which, if granted would extend the compliance deadline July 21, 2022) to conform their activities to the requirements of the rule.

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

Commercial Real Estate (“CRE”) and Construction and Development (“C&D”) Concentration Guidance. The federal banking agencies, including the FDIC, have issued guidance designed to emphasize risk management for institutions with significant CRE and C&D loan concentrations. The guidance reinforces and enhances the FDIC’s existing regulations and guidelines for real estate lending and loan portfolio management and emphasizes the importance of strong capital and loan loss allowance levels and robust credit risk-management practices for institutions with significant CRE and C&D exposure. While the defined thresholds past which a bank is deemed to have a concentration in CRE loans prompt enhanced risk management protocols, the guidance does not establish specific lending limits. Rather, the guidance seeks to promote sound risk management practices that will enable banks to continue to pursue CRE and C&D lending in a safe and sound manner. In addition, a bank should perform periodic market analyses for the various property types and geographic markets represented in its portfolio and perform portfolio level stress tests or sensitivity analyses to quantify the impact of changing economic conditions on asset quality, earnings and capital.

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

Anti-Tying Restrictions. Under the BHC Act and Federal Reserve Board regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property or services from or to the bank, its bank holding company or any subsidiary of the bank holding company or (ii) the customer may not obtain some other credit, property or services from a competitor of the bank, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

Item 1A. Risk Factors

In addition to the other information included and incorporated by reference in this Annual Report on Form 10-K, you should carefully consider the risk factors and uncertainties described below in evaluating an investment in the Company’s Common Stock. If any of the events described in these risk factors actually occurs, then our business, results of operations and financial condition could be materially adversely affected. Additional risks and uncertainties not currently known to the Company, or which the Company currently deems not material, also may adversely impact the Company’s business operations. The value or market price of the Company’s Common Stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

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

We have grown rapidly since we commenced operations in October 2006, and our business strategy contemplates continued growth, both organically and through selective acquisitions. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits or in introducing new products and services at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our historical or modified organic growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations and financial condition.

New bank office facilities and other facilities may not be profitable.

We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up new bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase our noninterest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches or loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of the operation of new bank branches or loan production offices. If we are not able to do so, our earnings may be negatively impacted.

Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition.

In connection with any acquisitions, as required by United States generally accepted accounting principles (“GAAP”), we will record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions may result in us recording intangible assets, including deposit intangibles and goodwill. We will perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two-step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance, may significantly affect the fair value of any goodwill and may trigger impairment losses, which could adversely affect our results of operations and financial condition.

The continued success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

Our growth strategy contemplates that we will continue to expand our business and operations in the Carolinas and Virginia. We intend to primarily target market areas that we believe possess attractive demographic, economic or competitive characteristics. To the extent we expand into new markets, we must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which we may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition and results of operations.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, is highly dependent upon the business and economic environment in the primary markets in which we operate and in the United States as a whole. Although there has been improvement in general economic conditions in the United States since the recession experienced in 2007-2009, with evidence of stabilizing home prices and a reduction in unemployment levels, economic growth and business activity across a wide range of industries and regions in the United States has been slow and uneven, underemployment and household debt levels remain elevated and interest rates remain historically low. There can be no assurance that that economic conditions will continue to improve, and they may worsen.

Our business also is impacted by the domestic and international financial markets. Uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, and the risk that those jurisdictions may face difficulties servicing their sovereign debt, can lead to stresses on financial markets and global economic conditions generally, including economic conditions in the United States.

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

decreases in the values of our investment securities, which could lead to write-downs negatively impacting our earnings; and

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

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. At December 31, 2016, our allowance for loan losses totaled approximately $12.1 million, which represented 0.50% of total loans and 93.69% of total nonperforming loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, we may be required to increase the allowance due to the conditions of loans acquired as result of our acquisitions of financial institutions should the remaining acquisition accounting fair market value adjustments for such loans be judged inadequate relative to their estimated future performance. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different from those of management. However, no assurance can be given that the allowance will be adequate to cover loan losses inherent in our loan portfolio, and we may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future. Any increase in our allowance for loan losses would have an adverse effect on our results of operations and financial condition, which could be material.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2016, our nonperforming assets totaled approximately $12.9 million, or 0.47% of total assets. Our nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or other real estate owned (“OREO”). We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well write-downs from time to time, as appropriate, of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings may be adversely affected.

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

At December 31, 2016, approximately 81% of our loans had real estate as a primary or secondary component of collateral, with 18% of those loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values declined significantly during the recession experienced in 2007-2009. Although real estate prices in most of our markets have since stabilized or are improved, a renewed decline in real estate values could adversely affect the value of the collateral for all loans secured by real estate which in turn could adversely affect our results of operations and financial condition.

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

Banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Beginning with the First Capital acquisition and at December 31, 2016, the Bank’s concentration in commercial real estate (CRE) and construction and development (C&D) loans exceeded the thresholds specified in the federal banking agencies’ guidance emphasizing the need for enhanced risk management activities over the CRE and C&D concentrations. As a result, the Bank has instituted enhanced risk management activities which are reviewed periodically with the Company’s Board of Directors. While we believe that such actions address the general concern expressed in this regulatory guidance, if the banking regulators determine that additional actions are necessary, such as restricting our ability to originate certain types of loans until concentrations are reduced or requiring an increase to the allowance for loan losses, it could have a material adverse effect on our results of operations.

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

Our ten largest lending relationships (including aggregate exposure to guarantors) at December 31, 2016, range from $15.0 million to $33.7 million and averaged $18.9 million. None of these lending relationships was included in nonperforming loans at December 31, 2016. The deterioration of one or more large relationship loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

The FDIC deposit insurance assessments that we are required to pay may increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC to maintain the level of the FDIC deposit insurance reserve ratio. The failures of many financial institutions during and following the recession experienced in 2007-2009 significantly increased the loss provisions of the DIF, resulting in a decline in the reserve ratio. As a result, the FDIC revised its assessment rates which raised deposit premiums for certain insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the FDIC may increase the deposit insurance assessment rates. Any future assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our earnings.

Our net interest income could be negatively affected by interest rate changes.

As a financial institution, our earnings are dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve Board’s policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and actions by monetary and fiscal authorities, including the Federal Reserve Board. A significant reduction in our net interest income will adversely affect our business and results of operations. Thus, if we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

The Federal Reserve Board raised interest rates by 25 basis points in December 2015 and again by 25 basis points in December 2016 after having held interest rates at almost zero over recent years. However, the consistently low rate environment has negatively impacted our net interest margin, notwithstanding decreases in nonperforming loans and improvements in deposit mix. Any reduction in net interest income will negatively affect our business, financial condition, liquidity, results of operations, and/or cash flows.

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent correspondent bank. As of December 31, 2016, the Company is considered to be in an asset-sensitive position, meaning income and capital are generally expected to increase with an increase in short-term interest rates and, conversely, to decrease with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately decreased by 200 basis points, we could expect net interest income to decrease by approximately $6.9 million over a 12-month period. This result is primarily due to the current low interest rate environment, under which interest rates on the Company’s average interest-bearing liabilities cannot benefit fully from a 200 basis point rate reduction, without turning negative, while yields on our average interest-earning assets could decline by 200 basis points. Furthermore, if short-term interest rates increase by 200 basis points, simulation modeling predicts net interest income would increase by approximately $2.1 million over a 12-month period as a result of our asset-sensitive position. The simulation model uses several critical assumptions, such as the pace at which deposits may reprice in a rising or falling interest rate environment. The actual amount of any increase or decrease may be higher or lower than predicted by our simulation model.

Declines in the value of investment securities held by us could require write-downs, which would reduce our earnings.

In order to diversify earnings and enhance liquidity, we own both debt and equity instruments of government agencies, municipalities and other companies. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, the value of these investments may fluctuate depending on the interest rate environment, general economic conditions and circumstances specific to the issuer of the securities. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit or liquidity risks. Changes in the value of these instruments may result in a reduction to earnings and/or capital, which could adversely affect our results of operations and financial condition.

We have recorded significant deferred tax assets, and we might never realize their full value, which could adversely affect our results of operations and financial condition.

At December 31, 2016, the Company had recorded $25.7 million in net deferred tax assets which management believed was more-likely-than-not realizable and, therefore, a valuation allowance was not considered necessary. Deferred tax assets are designed to reduce current income taxes in subsequent periods and arise, in part, as a result of the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Management periodically evaluates the carrying amount of our deferred tax asset to determine if it is realizable. If, based on available information, it is more-likely-than-not that the deferred tax asset will not be realized, we would have to establish a valuation allowance against the net deferred tax assets, with a corresponding charge to net income. In evaluating the need for a valuation allowance, we estimate future taxable income based on management forecasts as well as tax planning and other strategies that may be available to us, which requires significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which would result in a charge to earnings in the period the determination is made and could have a material adverse effect on our results of operations and financial condition.

A reduction in future enacted tax rates could have a material impact to the value of our deferred tax assets.

Our net deferred tax assets are measured using the tax rates under the current enacted tax law expected to apply to taxable income in future years. The effects of future changes in tax laws or rates are not anticipated in the determination of the value of our deferred tax assets and liabilities. The U.S. Congress and the current administration have indicated an interest in, among other changes to federal tax laws, lowering the federal corporate tax rate from the current 35% to as low as 15%. It is difficult to predict whether any change to the federal corporate tax rate will occur, or if any change to the federal corporate tax rate did occur, the magnitude or timing of any change. Although any reduction in the corporate tax rate would reduce the amount of taxes we would pay in the future, the reduction also would result in a decrease in the value of our deferred tax asset, and thus a reduction in our net income and total equity, during the period in which any such tax rate change is enacted. This reduction in our net income and total equity could materially and adversely affect our results of operations and financial condition.

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

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, including new or revised regulation of such things as systemic risk, capital adequacy, deposit insurance assessments and consumer financial protection. The federal banking regulators have adopted new regulatory capital rules applicable to United States banking organizations. Complying with these and other new legislative or regulatory requirements, and any programs established thereunder, could have a material adverse impact on our business, financial condition and results of operations. In addition, recent government policy has advocated for significant reduction of financial services regulation, including amendments to the Dodd-Frank Act, which could create additional uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, or amended as a result of government policy. As a result, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.

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

Our primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While we currently believe that these sources are adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led in the past, and could lead in the future, to market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There can be no assurance that any such losses would not materially and adversely affect our results of operations.

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

Failure to keep pace with technological changes could have a material adverse effect on our business, financial condition and results of operations.

The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Many of our large competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement now technology-driven products and services quickly or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. In addition, we rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems.

Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines (“ATMs”), backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control, which could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical, telecommunications outages or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

A cyber attack, information or security breach, or a technology failure of ours or of a third party, could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network, products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment. Financial services institutions have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches, that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial services institutions. Additionally, several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers[, some of whom were our cardholders]. Although we have not experienced any cyber security incidents in the past, we anticipate that, as a growing regional bank, we could experience such incidents, and there can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber attacks or other information or other security breaches or other consequences in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

We also face indirect technology, cyber security and operational risks relating to the third parties with whom we do business or upon whom we rely to facilitate or enable our business activities. Each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. Any such cyber attack, information breach or loss, or technology failure of a third party could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses.

Any of the matters discussed above could result in our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations, liquidity and financial condition.

Risks Related to our Common Stock

We may issue additional shares of stock or equity derivative securities, including awards to current and future executive officers, directors and employees, which could result in the dilution of shareholders’ investment.

Our authorized capital includes 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. As of December 31, 2016, we had 53,116,519 shares of Common Stock outstanding, including approximately 405,732 shares that have voting rights but no economic interest related to unvested shares of restricted stock, and had reserved or otherwise set aside for issuance 1,405,515 shares underlying outstanding options and 635,239 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of Common Stock or preferred stock for any corporate purpose. We anticipate that we would issue additional equity in connection with the selective acquisition of other strategic partners and that in the future we could seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the Common Stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

Shares of our Common Stock are equity interests in the Company and do not constitute indebtedness. This means that shares of our Common Stock will rank junior to all of our indebtedness and to other nonequity claims against us and our assets available to satisfy claims against us, including in our liquidation. As of December 31, 2016, we had outstanding approximately $29.7 million under a senior loan facility and approximately $48.0 million (excluding acquisition accounting fair market value adjustments) aggregate principal amount of a subordinated loan and junior subordinated debt which, in addition to our other liabilities, would be senior in right of payment to our Common Stock. We also may incur additional indebtedness from time to time without the approval of the holders of our Common Stock.

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

At February 28, 2017, the Bank operated 55 full service branches and one drive through facility located in North Carolina, South Carolina, North Georgia and Virginia. The Bank leases seventeen of these branches and the remaining properties are owned. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. Additional information relating to premise, equipment and lease commitments is set forth in Note 8 – Premises and Equipment or Note 14 – Leases to the Company’s audited financial statements as of December 31, 2016 and 2015 and for the fiscal years ended December 31, 2016, 2015 and 2014 and the notes thereto, included in Part II, Item 8 of this report (the “Consolidated Financial Statements”).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices; Dividends

The Company’s Common Stock is traded publicly on NASDAQ under the symbol “PSTB”. The following table summarizes and sets forth the high and low closing sales prices of the Common Stock on NASDAQ and dividends declared per share for the periods indicated:

Year	Quarter	High	Low	Dividend
2016	Fourth	$11.01	$8.01	$0.04
	Third	8.54	7.05	0.04
	Second	7.51	6.55	0.03
	First	7.63	6.05	0.03

2015	Fourth	$7.97	$6.72	$0.03
	Third	7.39	6.80	0.03
	Second	7.32	6.56	0.03
	First	7.35	6.60	0.03

As of February 28, 2017, there were 53,109,406 shares of our Common Stock outstanding held by approximately 2,000 shareholders of record.

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

Unregistered Sales of Equity Securities

We did not sell any of our equity securities during the fiscal year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchase of Equity Securities

The following table provides information regarding the purchase of equity securities by the Company during the three months ended December 31, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Repurchases from October 1, 2016 through October 31, 2016	934	$8.17	-	1,750,000	(2)

Repurchases from November 1, 2016 through November 30, 2016	230,000	9.78	230,000	2,420,000	(3)

Repurchases from December 1, 2016 through December 31, 2016	358,271	10.10	246,900	2,173,100	(3)

Total	589,205	$6.79	476,900	2,173,100

(1)

Included in the total number of shares purchased are 934 and 111,371 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in October and December, respectively.

(2)	Represents the number of shares remaining available to be repurchased as of period end under the Company’s share repurchase program approved on October 29, 2014, which expired on November 1, 2016.
(3)

On October 27, 2016, the board of directors approved a new share repurchase program, effective November 1, 2016, to replace the expiring program. Under the new share repurchase program, which expires November 1, 2018, the Company may repurchase up to 2,650,000 shares from time to time, depending on market conditions and other factors.

Performance Graph

The following graph compares the cumulative total shareholder return (“CTSR”) of our Common Stock during the previous five years with the CTSR over the same measurement period of the S&P 500 Index, the Keefe Bruyette & Woods (“KBW”) Bank Index and the KBW Regional Bank Index. Each trend line assumes that $100 was invested on December 31, 2011 and that all dividends were reinvested.

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

Item 6. Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2016 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements. Year-to-year financial information comparability is affected by the transaction expenses and the accounting treatment of our acquisitions as described in Part I, Item 1. “Business” and in Note 3 - Business Combinations to the Consolidated Financial Statements.

	At or for the Year Ended December 31,
	2016	2015	2014	2013 (1)	2012 (1)
	(dollars in thousands, except per share data)
Income Statement Data
Total interest income	$119,516	$89,312	$85,297	$78,805	$57,946
Total interest expense	14,475	7,931	7,655	6,382	6,570
Net interest income	105,041	81,381	77,642	72,423	51,376
Provision for (recovery of) loan losses	2,630	723	(1,286)	746	2,023
Net interest income after provision	102,411	80,658	78,928	71,677	49,353
Noninterest income	21,394	18,243	13,953	15,086	11,372
Noninterest expense	94,236	74,153	73,934	64,099	54,076
Income before taxes	29,569	24,748	18,947	22,664	6,649
Income tax expense	9,621	8,142	6,058	7,359	2,306
Net income	19,948	16,606	12,889	15,305	4,343
Preferred dividends	-	-	-	353	51
Net income to common shareholders	$19,948	$16,606	$12,889	$14,952	$4,292

Per Share Data
Basic earnings per common share	$0.38	$0.38	$0.29	$0.34	$0.12
Diluted earnings per common share	$0.38	$0.37	$0.29	$0.34	$0.12
Cash dividends per common share (2)	$0.14	$0.12	$0.08	$0.04	n/a
Weighted-average common shares outstanding:
Basic	52,450,780	43,939,039	43,924,457	43,965,408	35,101,407
Diluted	52,850,617	44,304,888	44,247,000	44,053,253	35,108,229

Balance Sheet Data
Cash and cash equivalents	$83,614	$70,526	$51,390	$55,067	$184,142
Investment securities	494,253	491,392	491,424	401,463	245,571
Loans	2,400,061	1,732,751	1,572,431	1,286,977	1,346,116
Allowance for loan losses	(12,125)	(9,064)	(8,262)	(8,831)	(10,591)
Total assets	3,255,395	2,514,264	2,359,230	1,960,827	2,032,831
Deposits	2,513,752	1,952,662	1,851,354	1,599,885	1,632,004
Borrowings	314,736	215,000	180,000	55,996	80,143
Subordinated loan and junior subordinated debt	33,501	24,262	23,583	22,052	21,573
Shareholders’ equity	$355,844	$284,704	$275,105	$262,120	$275,739

Profitability Ratios
Return on average total assets	0.63%	0.68%	0.59%	0.76%	0.32%
Return on average stockholders’ equity	5.62%	5.90%	4.78%	5.42%	1.99%
Net interest margin (3)	3.66%	3.70%	3.96%	4.20%	4.29%
Efficiency ratio (4)	74.48%	74.47%	80.88%	73.33%	88.29%

Asset Quality Ratios
Net charge-offs to total loans	-0.02%	0.00%	-0.06%	0.23%	0.12%
Allowance for loan losses to total loans	0.51%	0.52%	0.52%	0.68%	0.78%
Nonperforming loans to total loans and OREO	0.54%	0.47%	0.56%	0.94%	1.29%
Nonperforming assets to total assets	0.47%	0.54%	0.89%	1.37%	2.11%

Liquidity Ratios
Net loans to total deposits	95.48%	88.74%	84.93%	80.44%	82.49%
Liquidity ratio (5)	16.25%	20.10%	19.55%	20.92%	21.96%
Equity to total assets	10.93%	11.32%	11.66%	13.37%	13.56%

Capital Ratios
Tangible common equity to tangible assets (6)	10.93%	11.32%	11.66%	13.37%	12.14%
Tier 1 leverage	9.92%	11.00%	10.17%	11.63%	11.25%
Tier 1 risk-based capital	12.02%	13.83%	13.46%	15.34%	15.09%
Total risk-based capital	12.48%	14.30%	13.95%	16.46%	16.30%

(1)	Revised to reflect measurement period adjustments to goodwill.
(2)	On July 26, 2013, our board of directors approved the initiation of a quarterly cash dividend to our common shareholders. Future dividends are subject to board approval.
(3)	Net interest margin is presented on a tax equivalent basis.
(4)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income. Gains and losses on sales of securities and OREO are excluded from the calculation.
(5)	Calculated by dividing total liquid assets by net deposits and short-term liabilities.
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

Executive Overview

The Company experienced strong financial performance in 2016 and continued growth. We reported net income of $19.9 million, or $0.38 per diluted common share, for the year ended December 31, 2016 compared to net income of $16.6 million, or $0.37 per diluted common share, for the year ended December 31, 2015. Excluding merger-related expenses and (loss)/gain on sale of securities, we reported adjusted net income (non-GAAP) of $27.2 million, or $0.52 per diluted common share, for the year ended December 31, 2016 compared to adjusted net income (non-GAAP) of $17.8 million, or $0.40 per diluted common share, for the year ended December 31, 2015. Merger-related expenses totaled $10.9 million in 2016 compared to $1.7 million in 2015. Loss on sale of securities totaled $87 thousand in 2016 compared to a gain on sale of securities of $54 thousand in 2015. Comparability of results for the periods presented is impacted by the acquisitions of First Capital on January 1, 2016 and Provident Community on May 1, 2014. Results for 2016 include a full year of operating results from First Capital and Provident Community; results for 2015 include a full year of operating results from Provident Community; and results for 2014 include eight months of operating results from Provident Community. Financial performance highlights for 2016 include:

●

An increase in net interest income of $23.7 million for the year ended December 31, 2016 to $105 million representing a 29% increase from 2015, driven by organic loan growth as well as the acquisition of First Capital

●	Loan and loans held for sale grew by $673.4 million and total deposits rose by $561.1 million in 2016, reflecting healthy organic growth and the acquisition of First Capital
●	Growth in noninterest income of $3.2 million to $21.4 million in 2016, a 17% increase from 2015, reflecting growth in service charge income, mortgage banking fee income and capital markets activities
●	Noninterest expense rose $20.1 million in 2016 to $94.2 million, up 27% over 2015 driven by the inclusion of First Capital and $10.9 million in merger-related activities
●	Asset quality remained strong as nonperforming assets totaled 0.47% of total loans and other real estate owned at December 31, 2016
●

Our capital position was strong at year-end as our Tier I Capital ratio was 12.02%, our Total Capital ratio was 12.48%, our Common Equity Tier 1 Capital ratio was 11.04% and our Tier I Leverage Ratio was 9.92%

Business Overview

The Company, a North Carolina corporation, was formed in October 2010 to serve as the holding company for the Bank pursuant to a bank holding company reorganization effective January 1, 2011 and is a bank holding company registered with the Federal Reserve Board. The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank.

As part of our growth strategy, the Company has consummated several acquisitions since the bank holding company reorganization, including the acquisitions of Community Capital in November 2011, Citizens South in October 2012, Provident Community in May 2014 and First Capital in January 2016. Additionally, from an organic standpoint, over the past several years the Company has opened additional branches in North and South Carolina, and two full service branches in Richmond, Virginia.

On January 1, 2016, the Company acquired First Capital Bancorp, Inc. (“First Capital”), based in Glen Allen, Virginia and the parent company of First Capital Bank. As a result of the merger of First Capital into the Company, First Capital Bank, which operated eight branches in the Richmond, Virginia area, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of approximately 8.4 million shares of Common Stock and approximately $25.7 million in cash. Based on the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million.

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

PCI Loans. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade, past due and nonaccrual status. PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. We estimate the cash flows expected to be collected at acquisition using specific credit review of certain loans, quantitative credit risk, interest rate risk and prepayment risk models, and qualitative economic and environmental assessments, each of which incorporate our best estimate of current key relevant factors, such as property values, default rates, loss severity and prepayment speeds.

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

PCI loans at December 31, 2016 represent loans acquired in connection with the acquisitions of Community Capital, Citizens South, Provident Community and First Capital that were deemed credit impaired at the time of acquisition. PCI loans that were classified as nonperforming loans by the acquired institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we are able to reasonably project expected cash flows. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

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

FDIC Indemnification Asset. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the related covered assets because the indemnification asset is not contractually embedded in the covered assets or transferrable. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and thus amortization through non-interest income. Impairment of the underlying covered assets will increase the cash flows of the FDIC indemnification asset and result in a credit to the provision for loan losses for acquired loans. Impairment and, when applicable, its subsequent reversal are included in the provision for loan losses in the consolidated statements of income.

The purchase and assumption agreements between the Bank and the FDIC, as discussed in Note 6 – FDIC Loss Share Agreements to the Consolidated Financial Statements, each contained a provision that obligated the Bank to make a true-up payment to the FDIC if the realized losses of each of the applicable acquired banks were less than expected. These amounts are recorded in other liabilities on the balance sheet. The actual payment would be determined at the end of the term of the loss sharing agreements based on the negative bid, expected losses, intrinsic loss estimate and assets covered under the loss sharing agreements.

On August 26, 2016, the Bank entered into an early termination agreement with the FDIC (the “Termination Agreement”) pursuant to which it terminated the loss share agreements associated with these purchase and assumption agreements. Under the terms of the Termination Agreement, the Bank made a net payment of $4.4 million to the FDIC as consideration for early termination of the loss share agreements. The early termination resulted in a net one-time after-tax charge of approximately $15 thousand during the third quarter of 2016. As a result of entering into the Termination Agreement, assets that were covered by the loss share agreements were reclassified as non-covered at September 30, 2016.

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

Income Taxes. Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of deferred tax assets (“DTAs”) and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, we record a DTA when the event giving rise to the tax benefit has been recognized in the Consolidated Financial Statements. Further information regarding income taxes is presented in Note 12 —Income Taxes to the Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to traditional measures, management provides information it considers useful to investors in understanding the Company’s operating performance and trends, and to facilitate comparisons with the performance of its peers. Management also uses these measures internally to assess and better understand the Company’s underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators used by the Company may differ from the non-GAAP financial measures and performance indicators used by other financial institutions to assess their performance and trends.

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures frequently are used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. We encourage readers to consider the Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

In particular, management uses tangible assets, tangible common equity, adjusted allowance for loan losses, adjusted net income, adjusted noninterest income and adjusted noninterest expenses, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets and tangible common equity (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired portfolios (fair market value adjustments are available only for losses on acquired loans), to evaluate both asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income, adjusted noninterest income and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable), in each case to evaluate core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s Consolidated Financial Statements at or for the year-ended December 31:

Reconciliation of Non-GAAP Financial Measures

	2016	2015	2014 (1)	2013	2012
	(dollars in thousands, except share and per share data)
Tangible assets:
Total assets (as reported)	$3,255,395	$2,514,264	$2,359,230	$1,960,790	$2,032,794
Less: intangible assets	74,755	38,768	40,157	35,049	36,078
Tangible assets	$3,180,640	$2,475,496	$2,319,073	$1,925,741	$1,996,716

Tangible common equity:
Total common equity (as reported)	$355,844	$284,704	$275,105	$262,083	$255,202
Less: intangible assets	74,755	38,768	40,157	35,049	36,078
Tangible common equity	$281,089	$245,936	$234,948	$227,034	$219,124

Tangible common equity to tangible assets:
Tangible common equity	$281,089	$245,936	$234,948	$227,034	$219,124
Divided by: tangible assets	3,180,640	2,475,496	2,319,073	1,925,741	1,996,716
Tangible common equity to tangible assets	8.84%	9.93%	10.13%	11.79%	10.97%
Total equity to total assets	10.93%	11.32%	11.66%	13.37%	12.55%

Adjusted allowance for loan losses (2):
Allowance for loan losses (as reported)	$12,125	$9,064	$8,262	$8,831	$10,591
Plus: acquisition accounting net FMV adjustments to acquired loans	27,773	28,173	35,419	37,783	53,719
Adjusted allowance for loan losses	$39,898	$37,237	$43,681	$46,614	$64,310
Divided by: total loans (excluding LHFS)	2,412,186	1,741,815	1,580,693	1,295,808	1,356,707
Adjusted allowance for loan losses to total loans	1.65%	2.14%	2.76%	0.68%	0.78%
Allowance for loan losses to total loans	0.51%	0.52%	0.52%	3.60%	4.74%

Adjusted net income:
Net income (as reported)	$19,948	$16,606	$12,889	$15,305	$4,343
Plus: merger-related expenses	10,932	1,715	3,616	2,211	5,895
Less: loss (gain) on sale of securities	87	(54)	(180)	(98)	(1,478)
Less: tax impact of merger-related expenses and gain on sale of securities	-	-	-	-	-
Adjusted net income	30,967	18,267	16,325	17,418	8,760
Preferred dividends	-	-	-	353	51
Adjusted net income available to common shareholders	$30,967	$18,267	$16,325	$17,065	$8,709

Divided by: weighted average diluted shares	52,850,617	44,304,888	44,247,000	44,053,253	35,108,229
Adjusted net income available to common shareholders per share	$0.59	$0.41	$0.37	$0.39	$0.25
Estimated tax rate	32.92%	32.62%	32.18%	32.65%	38.55%

Adjusted noninterest income:
Noninterest income (as reported)	$21,394	$18,243	$13,953	$15,086	$11,372
Less: loss (gain) on sale of securities	87	(54)	(180)	(98)	(1,478)
Adjusted noninterest income	$21,481	$18,189	$13,773	$14,988	$9,894

Adjusted noninterest expense:
Noninterest expense (as reported)	$94,236	$74,153	$73,934	$64,099	$54,076
Less: merger-related expenses	(10,932)	(1,715)	(3,616)	(2,211)	(5,895)
Adjusted noninterest expense	$83,304	$72,438	$70,318	$61,888	$48,181

(1)	Revised to reflect measurement period adjustments to goodwill.
(2)

Provided merely as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios; fair market value adjustments are available only for losses on acquired loans.

Results of Operations

Summary. The Company recorded net income of $19.9 million, or $0.38 per diluted common share, for the year ended December 31, 2016, compared to net income of $16.6 million, or $0.37 per diluted common share, for the year ended December 31, 2015 and net income of $12.9 million, or $0.29 per diluted common share, for the year ended December 31, 2014. Excluding merger-related expenses and gain on sale of securities, the Company reported adjusted net income (non-GAAP) of $27.2 million, or $0.52 per share, for the year ended December 31, 2016 compared to adjusted net income (non-GAAP) of $17.8 million, or $0.40 per share, for the year ended December 31, 2015 and adjusted net income (non-GAAP) of $15.2 million, or $0.34 per share, for the year ended December 31, 2014.

Merger-related expenses totaled $10.9 million in 2016 compared to $1.7 million in 2015 and $3.6 million in 2014. Losses on sale of securities totaled $87 thousand in 2016 compared to gains on sale of securities of $54 thousand in 2015 and $180 thousand in 2014.

The following table presents selected ratios for the Company for the years ended December 31:

	Year ended December 31,
	2016	2015	2014
Return on Average Assets	0.63%	0.68%	0.59%

Return on Average Equity	5.62%	5.90%	4.78%

Period End Equity to Total Assets	10.93%	11.32%	11.66%

Net Income. The following table summarizes components of net income and the changes in those components for the years ended December 31:

	Components of Net Income
	2016	2015	2014	Change 2016 vs. 2015		Change 2015 vs. 2014
	(dollars in thousands)
Interest income	$119,516	$89,312	$85,297	$30,204	34%	$4,015	5%
Interest expense	14,475	7,931	7,655	6,544	83%	276	4%
Net interest income	105,041	81,381	77,642	23,660	29%	3,739	5%
Provision for loan losses	2,630	723	(1,286)	1,907	264%	2,009	-156%
Noninterest income	21,394	18,243	13,953	3,151	17%	4,290	31%
Noninterest expense	94,236	74,153	73,934	20,083	27%	219	0%
Net income before taxes	29,569	24,748	18,947	4,821	19%	5,801	31%
Income tax expense	9,621	8,142	6,058	1,479	18%	2,084	34%
Net income	$19,948	$16,606	$12,889	$3,342	20%	$3,717	29%

For the year ended December 31, 2016, we generated net income of $19.9 million, compared to net income of $16.6 million for the year ended December 31, 2015. The change in our results of operations in 2016 includes an increase of $23.6 million in net interest income and a $3.2 million increase in noninterest income, partially offset by an increase of $1.9 million in the provision for loan losses as well as an increase of $20.1 million in noninterest expense due mainly to the First Capital acquisition. We also recorded tax expense of $9.6 million in 2016 compared to $8.1 million in 2015. Results for 2016 include a full year of operations from the merger with First Capital, which occurred on January 1, 2016.

The Company generated net income of $16.6 million for the year ended December 31, 2015, compared to net income of $12.9 million for the year ended December 31, 2014. The change in our results of operations in 2015 includes an increase of $3.7 million in net interest income and a $4.3 million increase in noninterest income, partially offset by an increase of $2.0 million in the provision for loan losses and an increase of $219 thousand in noninterest expense. We also recorded tax expense of $8.1 million in 2015 compared to $6.1 million in 2014. Results for 2015 include a full year of operations from the merger with Provident Community, while results for 2014 include only eight months of operations from the merger with Provident Community.

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

Net interest income increased $23.6 million, or 29%, to $105 million in 2016 compared to $81.4 million in 2015, and increased $3.7 million, or 5%, to $81.4 million in 2015 compared to $77.6 million in 2014. Average interest-earning assets increased by $669 million in 2016 primarily driven by organic loan growth and the addition of First Capital assets following the merger on January 1, 2016. Average interest-earning assets increased by $243 million in 2015 primarily driven by organic loan growth and the addition of Provident Community assets following the merger on May 1, 2014.

The following table summarizes the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the years ended December 31:

	Net Interest Margin
	2016			2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans with fees (1)(2)(3)	$2,332,205	$107,612	4.61%	$1,658,657	$77,729	4.69%	$1,445,691	$75,045	5.19%
Federal funds sold	3,118	15	0.48%	799	2	0.25%	564	1	0.18%
Investment securities - taxable	495,305	10,703	2.16%	483,352	10,612	2.20%	430,557	9,318	2.16%
Investment securities - tax-exempt (2)(3)	14,416	770	5.34%	14,222	802	5.64%	20,887	874	4.19%
Nonmarketable equity securities	14,122	621	4.40%	11,986	500	4.17%	7,619	362	4.75%
Other interest-earning assets	22,659	181	0.80%	43,903	82	0.19%	64,903	118	0.18%
Total interest-earning assets	2,881,825	119,903	4.16%	2,212,919	89,727	4.05%	1,970,221	85,718	4.35%
Allowance for loan losses	(10,655)			(8,700)			(9,535)
Cash and due from banks	35,371			19,982			18,187
Premises and equipment	65,613			58,100			58,330
Other assets	198,987			154,114			162,124
Total assets	$3,171,141			$2,436,415			$2,199,327

Liabilities and shareholders' equity

Interest-bearing liabilities:
Interest-bearing demand	$428,933	$314	0.07%	$398,731	$259	0.06%	$348,314	$294	0.08%
Savings and money market	739,265	3,194	0.43%	549,713	1,945	0.35%	509,640	1,934	0.38%
Time deposits - core	676,302	4,874	0.72%	464,423	2,729	0.59%	473,509	2,620	0.55%
Brokered deposits	143,939	1,164	0.81%	136,489	718	0.53%	150,497	577	0.38%
Total interest-bearing deposits	1,988,439	9,546	0.48%	1,549,356	5,651	0.36%	1,481,960	5,425	0.37%
Short-term borrowings	209,004	1,251	0.60%	142,890	528	0.37%	42,726	83	0.00%
Long-term debt	47,422	1,600	3.37%	55,480	367	0.66%	52,247	513	0.98%
Junior subordinated debt and other borrowings	33,180	1,936	5.83%	23,920	1,385	5.79%	26,724	1,634	6.11%
Total borrowed funds	289,606	4,787	1.65%	222,290	2,280	1.03%	121,697	2,230	1.83%
Total interest-bearing liabilities	2,278,045	14,333	0.63%	1,771,646	7,931	0.45%	1,603,657	7,655	0.48%
Net interest rate spread		105,570	3.53%		81,796	3.61%		78,063	3.87%
Noninterest-bearing demand deposits	494,987			349,373			301,127
Other liabilities	43,431			33,888			25,039
Shareholders' equity	354,678			281,509			269,504
Total liabilities and shareholders' equity	$3,171,141			$2,436,416			$2,199,327
Net interest margin			3.66%			3.70%			3.96%

(1) Nonaccrual loans are included in the average loan balances.

(2) Interest income and yields are presented on a fully tax-equivalent basis.

(3) Fully tax-equivalent basis at 38.55% tax rate for nontaxable securities and loans.

Interest income on interest-earning assets and net interest margin are presented in the table above and the following discussion on a fully tax-equivalent (FTE) basis. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 35%. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.

The following table reconciles net interest income as reported to fully tax-equivalent net interest income for the years ended December 31:

	2016	2015	2014
	(dollars in thousands)
Net interest income, as reported	$105,041	$81,381	$77,642
Tax equivalent adjustments	529	415	421
Net interest income (FTE)	$105,570	$81,796	$78,063

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on net interest income (FTE) to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities:

Volume and Rate Variance Analysis
	Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans with fees (1)	$31,321	$(1,438)	$29,883	$10,517	$(7,833)	$2,684
Federal funds sold	8	5	13	1	0	1
Investment securities - taxable	260	(169)	91	1,151	143	1,294
Investment securities - tax-exempt	11	(42)	(32)	(327)	255	(72)
Nonmarketable equity securities	92	29	121	195	(57)	138
Other interest-earning assets	(105)	204	99	(39)	3	(36)
Total interest-earning assets	31,588	(1,413)	30,176	11,498	(7,488)	4,009
Interest-bearing liabilities:
Interest-bearing demand	21	34	55	38	(73)	(35)
Savings and money market	745	504	1,249	147	(136)	11
Time deposits - core	1,386	759	2,145	(52)	161	109
Brokered deposits	50	396	446	(64)	205	141
Total interest-bearing deposits	2,201	1,694	3,895	69	157	226
Short-term borrowings	320	403	723	282	163	445
Long-term debt	(163)	1,396	1,233	27	(173)	(146)
Other borrowings	538	13	551	(167)	(82)	(249)
Total borrowed funds	696	1,811	2,507	142	(92)	50
Total interest-bearing liabilities	2,897	3,505	6,402	211	65	276
Increase in net interest income	$28,692	$(4,918)	$23,774	$11,287	$(7,554)	$3,733

(1) Nonaccrual loans are included in the average loan balances.

Net interest income (FTE) totaled $105.6 million in 2016 as compared to $81.8 million in 2015. The interest rate spread (FTE), which represents the rate earned on interest-earning assets less the rate paid on interest-bearing liabilities, was 3.53% in 2016 and represented a decrease from the 2015 net interest rate spread of 3.61%. The net interest margin decreased 4 basis points in 2016 to 3.66% from 3.70% in 2015. The decrease in the net interest margin yield was primarily due to the increased cost of interest-bearing liabilities partially offset by an increase in the yield on earning assets and increased benefit from interest-free sources.

Interest income increased (FTE) $30.2 million, or 34%, to $119.9 million in 2016 compared to $89.7 million in 2015 as a result of higher average interest-earning assets. Average interest-earning assets increased $668.9 million, or 30%, to $2.9 billion for 2016 from $2.2 billion in 2015. Average loans increased $673.6 million, or 41%, as a result of organic loan growth and the First Capital merger. Average investments, including nonmarketable equity securities, increased $14.3 million, or 3%, to $523.8 million. Average federal funds sold increased $2.3 million, or 290%, to $3.1 million, and average other interest-earning assets decreased $21.2 million, or 30%, to $22.7 million. Other interest-earning assets include interest-earning balances at correspondent banks. The yield on interest-earning assets (FTE) increased to 4.16% in 2016 from 4.05% in 2015. The increase in the interest-earning asset yield was the result of a higher mix in loans as a percentage of earning assets in 2016 versus 2015 that can be attributed to the First Capital acquisition and a 25 basis point increase in market rates in December of 2015. The increase in the interest earning asset yield was somewhat muted by compression in loan yields as the mix of loans shifted from fixed to floating rates.

Interest expense increased by $6.5 million, or 83%, to $14.5 million in 2016 compared to $7.9 million in 2015, primarily due to an increase in the cost of interest-bearing liabilities driven by a short-term market rate increase of 25 basis points in December of 2015, the addition of First Capital deposits at a slightly higher rate and the addition of a senior unsecured loan in December 2015 to partially fund the First Capital acquisition. Average interest-bearing liabilities increased $439.1 million, or 28%, to $1.9 billion from $1.5 billion in 2015, primarily due to the addition of First Capital liabilities, as well as the senior unsecured loan and additional borrowings. Average interest-bearing demand deposits increased $30.2 million, or 8%, to $428.9 million in 2016 compared to $398.7 million in 2015. Average savings and money market accounts increased $189.6 million, or 34%, to $739.3 million in 2016, compared to $549.7 million in 2015. Average core time deposits increased $211.9 million, or 46%, to $676.3 million in 2016 from $464.4 million in 2015. Average brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, increased $7.5 million during 2016, or 5%.

Net interest income (FTE) totaled $81.8 million in 2015 as compared to $78.1 million in 2014. The interest rate spread (FTE), which represents the rate earned on interest-earning assets less the rate paid on interest-bearing liabilities, was 3.61% in 2015 and represented a decrease from the 2014 net interest rate spread of 3.87%. The net interest margin (FTE) decreased 26 basis points in 2015 to 3.70% from 3.96% in 2014. The decrease in net interest margin was primarily due to decreased yields on loans and decreased accelerated accretion of net acquisition accounting fair market value adjustments on purchased performing loans.

Interest income (FTE) increased $4.0 million, or 5%, to $89.7 million in 2015 compared to $85.7 million in 2014 as a result of higher average earning assets. Average interest-earning assets increased $242.7 million, or 12%, to $2.2 billion for 2015 from $2.0 billion in 2014. Average loans increased $213.0 million, or 15%, as a result of organic loan growth. Average investments, including nonmarketable equity securities, increased $50.5 million, or 11%, to $509.6 million. Average federal funds sold increased $235 thousand, or 42%, to $799 thousand, and average other interest-earning assets decreased $21.0 million, or 22%, to $43.9 million. Other interest-earning assets include interest-earning balances at correspondent banks. The yield on earning assets decreased to 4.05% in 2015 from 4.35% in 2014. This decrease included a 50 basis point decrease in loan yields.

Interest expense increased by $276 thousand, or 4%, to $7.9 million in 2015 compared to $7.7 million in 2014, primarily due to an increase in average interest-bearing liabilities, offset by a decrease in the average rate paid on interest-bearing liabilities, which decreased 3 basis points to 0.45% from 0.48% in 2014. Average interest-bearing liabilities increased $168.0 million, or 10%, to $1.8 billion from $1.6 billion in 2014, primarily due to the inclusion of Provident Community liabilities for a full year in 2015, as well as additional borrowings. Average interest-bearing demand deposits increased $50.4 million, or 14%, to $398.7 million in 2015 compared to $348.3 million in 2014. Average savings and money market accounts increased $40.1 million, or 8%, to $549.7 million in 2015, compared to $509.6 million in 2014. Average core time deposits decreased $9.1 million, or 2%, to $464.4 million in 2015 from $473.5 million in 2014. Average brokered deposits, which consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits, decreased $14.0 million during 2015, or 9%.

The Company’s hedging policies permit the use of various derivative financial instruments to manage exposure to changes in interest rates. Details of derivatives and hedging activities are set forth in Note 16 – Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements. Information regarding the impact of fluctuations in interest rates on the Company’s derivative financial instruments is set forth below in the section entitled “Market Risk and Interest Rate Sensitivity”.

Provision for Loan Losses. The provision for loan losses increased $1.9 million to $2.6 million for the year ended December 31, 2016, as compared to a provision of $723 thousand for the year ended December 31, 2015. The increase in provision for 2016 is a result of organic loan growth, a higher qualitative reserve component and higher net charge offs.

Provision for loan losses for the year ended December 31, 2015 increased $2.0 million to $723 thousand, as compared to a release of $1.3 million for the year ended December 31, 2014. The increase in provision for 2015 compared to 2014 is a result of organic loan growth and a $968 thousand reduction in net recoveries.

Noninterest Income. The following table summarizes components of noninterest income for the years ended December 31:

Noninterest Income

	2016	2015	2014	Change 2016 vs. 2015		Change 2015 vs. 2014
	(dollars in thousands)
Service charges on deposit accounts	$6,449	$4,934	$3,881	$1,515	31%	$1,053	27%
Income from fiduciary activities	2,331	3,090	2,748	(759)	-25%	342	12%
Commissions and fees from investment brokerage	757	512	452	245	48%	60	13%
Income from capital market activities	2,584	1,467	646	1,117	76%	821	100%
Gain (Loss) on sale of securities available-for-sale	(87)	54	180	(141)	-261%	(126)	-70%
Bankcard services income	2,792	2,507	2,632	285	11%	(125)	-5%
Mortgage banking income	3,428	3,306	2,641	122	4%	665	25%
Income from bank-owned life insurance	2,709	2,749	2,688	(40)	-1%	61	2%
Amortization of indemnification asset	-	(705)	(3,203)	705	-100%	2,498	-78%
Loss share true-up liability expense	(311)	(181)	(587)	(130)	72%	406	-69%
Other noninterest income	742	510	1,875	232	45%	(1,365)	-73%
Total noninterest income	$21,394	$18,243	$13,953	$3,151	17%	$4,290	31%

As a result of our merger and acquisition activity over the past several years and organic growth efforts, noninterest income has become an important component of our earnings. Noninterest income increased $3.2 million, or 17%, to $21.4 million in 2016 from $18.2 million in 2015. Impacting noninterest income in 2016 was a $311 thousand decrease in the FDIC indemnification asset due to the termination of the related loss-sharing agreements in August 2016. Service charges on deposit accounts increased $1.5 million, or 31%, to $6.4 million in 2016 from $4.9 million in 2015. This increase is due to the addition of deposit accounts resulting from the First Capital merger, as well as an increase in deposit accounts resulting from our expanded retail and commercial banking activities. Income from fiduciary activities associated with asset management, investment brokerage, and trust services decreased $759 thousand from 2015 to 2016 and income from capital market activities increased $1.2 million, or 76%, from 2015 to 2016. Commissions and fees from investment brokerage activity increased 48% to $757 thousand in 2016, from $512 thousand in 2015. Mortgage banking income increased $122 thousand, or 4%, to $3.4 million in 2016, from $3.3 million in 2015 and income from bank-owned life insurance decreased $40 thousand, or 1%, to $2.7 million in 2016. Income from bankcard services increased $285 thousand, or 11%, to $2.8 million in 2016 from $2.5 million in 2015. Other noninterest income also increased $232 thousand, or 45%, to $742 thousand in 2016 from $510 thousand in 2015. We also reported losses on the sale of securities of $87 thousand in 2016, compared to a gain on sale of securities of $54 thousand in 2015.

In 2015, noninterest income increased $4.3 million, or 31%, to $18.2 million from $14.0 million in 2014. Impacting noninterest income in 2015 was a $2.5 million decrease in the amortization of the FDIC indemnification asset and a $406 thousand decrease in true-up expenses related to our FDIC loss share agreements. The decrease in FDIC loss-share related expenses resulted from significant prior year reductions in the Company’s loss share reimbursement expectations given better than originally forecasted performance of the underlying covered loans. In addition, the commercial components of the Bank of Hiawassee loss share agreement expired in March 2015. The Company terminated the loss share agreements in August of 2016.

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

Excluding loss on sale of securities of $87 thousand in 2016 and gain on sale of securities of $54 thousand in 2015 and $180 thousand in 2014, adjusted noninterest income (non-GAAP) increased $3.3 million in 2016, and increased $4.4 million in 2015.

Noninterest Expense. The following table summarizes components of noninterest expense for the years ended December 31:

Noninterest Expense

	2016	2015	2014	Change 2016 vs. 2015		Change 2015 vs. 2014
	(dollars in thousands)
Salaries and employee benefits	$48,027	$39,945	$39,538	$8,082	20%	$407	1%
Occupancy and equipment	12,854	10,317	10,409	2,537	25%	(92)	-1%
Advertising and promotion	1,086	1,263	1,494	(177)	-14%	(231)	-15%
Legal and professional fees	3,522	3,402	3,486	120	4%	(84)	-2%
Deposit charges and FDIC insurance	1,706	1,639	1,491	67	4%	148	10%
Data processing and outside service fees	12,183	6,625	6,449	5,558	84%	176	3%
Communication fees	2,024	2,099	1,974	(75)	-4%	125	6%
Core deposit intangible amortization	1,832	1,389	1,269	443	32%	120	9%
Net cost of operation of OREO	255	406	817	(151)	-37%	(411)	-50%
Loan and collection expense	792	740	1,350	52	7%	(610)	-45%
Postage and supplies	604	488	667	116	24%	(179)	-27%
Other noninterest expense	9,351	5,840	4,990	3,511	60%	850	17%
Total noninterest expense	$94,236	$74,153	$73,934	$20,083	27%	$219	0%

Total noninterest expense was $94.2 million in 2016, an increase of $20 million, or 27%, from $74.2 million in 2015. The increase is primarily due to First Capital merger costs and the inclusion of First Capital results beginning January 1, 2016. Total noninterest expense was $74.2 million in 2015, an increase of $219 thousand, or 0.3%, from $73.9 million in 2014. The increase is primarily due to the inclusion of a full year of expense from the Provident Community merger, offset by decreased merger expenses in 2015 as compared to 2014 and the impact of closing five branches during 2015.

In 2016, we incurred approximately $10.6 million in merger-related expenses driven by the First Capital acquisition. Excluding merger-related expenses of $10.6 million, $1.7 million and $3.6 million in 2016, 2015 and 2014, respectively, adjusted noninterest expense (non-GAAP) increased $10.9 million, or 15%, to $83.3 million in 2016 from $72.4 million in 2015; and $2.1 million, or 3%, to $72.4 million in 2015 from $70.3 million in 2014, primarily as a result of the aforementioned mergers and organic growth initiatives. In 2016, merger-related expenses consisted principally of severance expense, systems conversion costs, contract cancellation costs and fixed asset impairments related to the consolidation of our operations center.

 The largest component of noninterest expense is salaries and employee benefits, which increased $8.1 million, or 20%, to $48.0 million in 2016 from $39.9 million in 2015. This increase is primarily due to organic growth and the addition of First Capital salaries, as well as increasing healthcare and incentive pay costs. Occupancy and equipment expense increased 25% from $10.3 million in 2015 to $12.9 million in 2016, primarily due to the acquisition of First Capital offices and branches. Data processing and outside service fees increased $5.6 million or 84% to $12.2 million in 2016, from $6.6 million in 2015. The increase in these fees is due to a full year of expense related to the First Capital merger as well as First Capital systems conversion costs. Core deposit amortization expense increased due to the First Capital acquisition. We realized a net cost of operation of other real estate owned (“OREO”) during 2016 of $255 thousand, compared to a net cost of operation of $406 thousand in 2015. During 2016, we sold 52 OREO properties at a net gain of $450 thousand, compared to 152 properties sold during 2015 at a net gain of $596 thousand. Other noninterest expense increased $3.5 million, or 60%, to $9.3 million in 2016 from $5.8 million in 2015 due primarily to merger-related costs resulting from the acquisition of First Capital as well as a $1.5 million loss on the termination of an interest rate hedge on variable rate debt that was repaid during the fourth quarter of 2016.

Salaries and employee benefits increased $407 thousand, or 1%, to $39.9 million in 2015 from $39.5 million in 2014. This increase is primarily due to a full year of compensation expense from the Provident Community merger in 2015 compared to eight months in 2014. Occupancy and equipment expense decreased 1% from $10.4 million in 2014 to $10.3 million in 2015, primarily due to the closure of five branches during 2015. Advertising and promotion expense decreased $231 thousand, or 15% from 2014 to 2015 due to a marketing campaign in 2014 to promote a new corporate brand, “Answers You Can Bank OnSM.” Data processing and outside service fees increased $176 thousand or 3% to $6.6 million in 2015, from $6.4 million in 2014. The increase in these fees is due to a full year of expense related to the Provident Community merger. Communication fees increased 6% to $2.1 million in 2015 from $2.0 million in 2014, also due to a full year of expense related to Provident Community. We realized a net cost of operation of other real estate during 2015 of $406 thousand, compared to a net cost of operation of $817 thousand in 2014. During 2015, we sold 152 properties for a net gain of $596 thousand, compared to 279 properties sold during 2014 for a net gain of $436 thousand. Loan collection expense decreased $610 thousand, or 45%, to $740 thousand in 2015 from $1.4 million in 2014 due primarily to improved credit quality. Other noninterest expense increased $850 thousand, or 17%, to $5.8 million in 2015 from $5.0 million in 2014 due primarily to $996 thousand in writedowns on branches closed during 2015.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. We recognized income tax expense of $9.6 million for 2016, $8.1 million for 2015 and $6.1 million for 2014. The effective tax rate for the year ended December 31, 2016 was 32.5%, compared to 32.9% for the year ended December 31, 2015 and 32.0% for the year ended December 31, 2014. During the fourth quarter of 2016, the Company adopted ASU 2016-09, Stock-Compensation, which is intended to improve accounting for share-based payment award transactions. The adoption of this standard resulted in the recognition of an income tax benefit of $798 thousand, representing excess tax benefits which previously would have been recognized in additional paid in capital.

We reported net DTAs of $25.7 million and $29.0 million at December 31, 2016 and 2015, respectively. The decrease is primarily the result of earnings of $19.9 million during 2016 offset by the acquired and re-measured DTA of First Capital. We evaluate the carrying amount of our DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, we also consider projected asset quality, liquidity, and our strong capital position, which could be leveraged to increase earning assets and generate taxable income, our growth plans and other relevant factors.   Based on the weight of available evidence, we determined as of both December 31, 2016 and December 31, 2015 that it is more likely than not that we will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either December 31, 2016 or December 31, 2015. See Note 12 – Income Taxes to the Consolidated Financial Statements.

Financial Condition

Summary. Total assets increased $741.1 million, or 29%, to $3.3 billion as of December 31, 2016 as compared to $2.5 billion as of December 31, 2015. This increase is primarily the result of organic loan growth and the First Capital acquisition, which increased net loans by $667.3 million. Other increases include investment securities available-for-sale of $17.6 million, or 5%; nonmarketable equity securities of $6.1 million, or 54%; core deposit intangible of $1.9 million, or 20%; loans held for sale of $3.1 million, or 62%; bank-owned life insurance of $12.2 million, or 21%; interest-earning balances at banks of 32.4 million, or 197%; premises and equipment of $7.4 million, or 13%; and other assets including accrued interest receivable of $329 thousand, or 2%. Offsetting the increases were decreases in cash and due from banks of $19.7 million, or 37%; investment securities held-to-maturity of $14.7 million, or 14%; OREO of $1.8 million, or 42%; FDIC indemnification asset of $943 thousand, or 100%; and deferred tax assets of $3.3 million, or 11%.

Total liabilities at December 31, 2016 were $2.9 billion, an increase of $670.0 million, or 30%, from total liabilities of $2.2 billion at December 31, 2015. Total deposits increased $561.1 million, or 29%, reflecting organic deposit growth and deposits related to the First Capital acquisition. Total borrowings increased $109.0 million, or 46% to support organic growth as well as to provide funding for the cash consideration portion of the First Capital acquisition. Total borrowings included $28.8 million and $24.3 million of Tier 1 eligible junior subordinated debt, net of acquisition accounting fair market value adjustments, at December 31, 2016 and 2015, respectively. Total shareholders’ equity increased $71.1 million, or 25%, during the year to $355.8 million at December 31, 2016.

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At December 31, 2016, the fair market value of investment securities totaled $495.3 million, compared to $492.6 million at December 31, 2015.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. At December 31, 2016, none of the investment securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis.

The following table presents a summary of the fair value of investment securities at December 31:

Fair Value of Investment Portfolio
		%		%		%
	2016	of Total	2015	of Total	2014	of Total
	(dollars in thousands)
Securities available-for-sale:
U.S. Government agencies	$-	0%	$514	0%	$537	0%
Municipal securities	13,319	3%	14,796	4%	12,851	3%
Residential agency pass-through securities	192,765	48%	131,460	34%	147,015	39%
Residential collateralized mortgage obligations	94,410	23%	151,631	39%	144,080	38%
Commercial mortgage-backed obligations	15,497	4%	4,756	1%	4,868	1%
Asset-backed securities	83,951	21%	79,120	21%	61,050	17%
Corporate and other securities	1,320	0%	1,500	0%	3,570	1%
Equity securities	1,239	0%	1,157	0%	1,712	0%
Total securities available-for-sale	$402,501	100%	$384,934	100%	$375,683	100%

Securities held-to-maturity:
Residential agency pass-through securities	$34,553	37%	$41,790	39%	$44,454	38%
Residential collateralized mortgage obligations	6,817	7%	7,792	7%	8,564	7%
Commercial mortgage-backed obligations	47,377	51%	52,661	49%	58,742	50%
Asset-backed securities	4,081	4%	5,386	5%	5,867	5%
Total securities held-to-maturity	$92,828	100%	$107,629	100%	$117,627	100%

The following table summarizes the maturity distribution schedule of the amortized cost of securities available-for-sale and held-to-maturity with corresponding weighted-average yields at December 31, 2016. Weighted-average yields for securities exempt from both Federal and state income taxes and Federal income taxes only have been computed on a fully taxable-equivalent basis using a statutory tax rate of 38.55%. The amount of tax-equivalent adjustment is $223 thousand and relates exclusively to municipal securities for the periods presented. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities for a variety of reasons, including the ability of issuers to call or prepay obligations and the ability of borrowers to prepay underlying mortgage collateral. Equity securities are reported with maturities over 10 years, as these securities have no maturity dates.

Contractual Maturities of Investment Portfolio - Amortized Cost
	Less than 1 year		1-5 years		5-10 years		Over 10 years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
December 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available-for-sale:
Municipal securities	-	-	-	-	5,823	3.04%	6,908	4.54%	12,731	4.15%
Residential agency pass-through securities	-	-	-	-	17,320	2.81%	176,855	2.48%	194,175	2.52%
Residential collateralized mortgage obligations	-	-	-	-	14,723	2.32%	79,257	2.26%	93,980	2.27%
Commercial mortgage-backed obligations	-	-	7,476	1.64%	-	-	8,436	-	15,912	1.64%
Asset-backed securities	-	-	-	-	23,304	2.24%	61,651	2.13%	84,955	2.18%
Corporate and other securities	-	-	-	-	-	-	1,479	4.00%	1,479	4.00%
Equity securities	-	-	-	-	-	-	1,250	18.24%	1,250	18.24%
Total investment securities	$-		$7,476	1.64%	$61,170	2.43%	$335,836	2.40%	$404,482	2.40%

Securities held-to-maturity:
Residential agency pass-through securities	$-	-	$-	-	$-	-	$34,063	2.93%	$34,063	2.93%
Residential collateralized mortgage obligations	-	-	-	-	-	-	6,730	2.90%	6,730	2.90%
Commercial mortgage-backed obligations	-	-	-	-	46,851	2.85%	-	-	46,851	2.85%
Asset-backed securities	-	-	-	-	-	-	4,108	2.57%	4,108	2.57%
Total investment securities	$-	-	$-	-	$46,851	2.85%	$44,901	2.89%	$91,752	2.82%

At December 31, 2016, we had $570 thousand in Federal funds and $48.9 million in interest-bearing deposits with other FDIC-insured financial institutions. This compares with $16.5 million in interest-bearing deposits with other FDIC-insured financial institutions and $235 thousand in Federal funds at December 31, 2015.

Loans. We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts or portfolio managers are responsible for underwriting and assigning proper risk grades for all commercial loans with exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and supporting documents which outline the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure. A management-level loan committee reviews all loans greater than $5 million and is responsible for approving all credits in excess of the chief credit officer and senior credit officers’ lending authority, which was increased in October 2014 from $3 million to $5 million for new transactions.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Current AC&D loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans continued to improve in 2016 due to increasing new home sales in our primary markets. As of December 31, 2016, approximately 1% of our AC&D loan portfolio, commercial and consumer, falls under the watch list. Beginning with the First Capital acquisition and at December 31, 2016, the Bank’s concentration in commercial real estate (CRE) and construction and development (C&D) loans exceeded the thresholds specified in the federal banking agencies’ guidance emphasizing the need for enhanced risk management activities over the CRE and C&D concentrations. As a result, the Bank has instituted the enhanced risk management activities which are reviewed periodically with our board of directors’ Loan and Risk Committee.

Our home equity line of credit (“HELOC”) portfolio totaled approximately $176.8 million as of December 31, 2016. HELOCs typically have a maturity of 10 years and are interest only or have a 1% repayment requirement. At maturity, the full balance is due or is underwritten for renewal. Reviews of all outstanding HELOCs are performed on at least a semi-annual basis.

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

At December 31, 2016, total loans, net of deferred fees, increased $671.1 million, or 39%, to $2.4 billion, compared to $1.7 billion at December 31, 2015, due to organic loan growth and the acquisition of First Capital. The Company’s metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina, Greenville and Charleston, South Carolina and Richmond, Virginia, reported organic growth of $680 thousand due to continued success in origination efforts. The composition of the portfolio remained steady, with commercial loans representing 79% of the total loan portfolio at December 31, 2016, and consumer loans representing 21% of the total loan portfolio at December 31, 2016 compared to 72% and 28%, respectively at December 31, 2015. The primary changes in commercial loans were commercial and industrial which increased to 16% of the total loan portfolio at December 31, 2016 from 14% at December 31, 2015; while owner-occupied commercial real estate decreased to 15% of the total loan portfolio at December 31, 2016 from 19% at December 31, 2015, and investor income producing commercial real estate increased to 31% of total loans at December 31, 2016 from 29% at December 31, 2015. The primary changes in consumer loans were HELOCs, which decreased to 7% of the total loan portfolio from 9% at December 31, 2015; and residential mortgage, which decreased to 11% of the total loan portfolio at December 31, 2016 from 13% at December 31, 2015.

The following table presents a summary of the loan portfolio at December 31:

Summary of Loans By Segment and Class

	December 31,
	2016	%	2015	%	2014	%	2013	%	2012	%
	(dollars in thousands)
Commercial:
Commercial and industrial	$387,401	16%	$246,907	14%	$173,786	11%	$122,400	9%	$119,132	9%
Commercial real estate (CRE) - owner occupied	367,553	15%	331,222	19%	333,782	21%	267,581	21%	299,416	22%
CRE - investor income producing	743,107	31%	506,110	29%	470,647	30%	382,187	30%	371,957	27%
Acquisition, construction and development (AC&D)	-	0%	-	0%	-	0%	-	0%	140,661	10%
AC&D - 1-4 family construction	82,707	3%	32,262	2%	29,401	2%	19,959	2%	-	0%
AC&D - lots, land, & development	105,362	4%	44,411	2%	55,443	4%	65,589	5%	-	0%
AC&D - CRE	194,732	8%	87,452	5%	71,590	5%	56,759	4%	-	0%
Other commercial	12,900	1%	8,601	0%	5,045	0%	3,849	0%	5,628	0%
Total commercial loans	1,893,762	79%	1,256,965	72%	1,139,694	72%	918,324	71%	936,794	69%

Consumer:
Residential mortgage	260,521	11%	223,884	13%	205,150	13%	173,376	13%	188,532	14%
Home equity lines of credit (HELOC)	176,799	7%	157,378	9%	155,297	10%	143,754	11%	163,625	12%
Residential construction	59,060	2%	72,171	4%	55,882	4%	40,821	3%	52,812	4%
Other loans to individuals	18,905	1%	28,816	2%	22,586	2%	18,795	1%	15,553	1%
Total consumer loans	515,285	21%	482,249	28%	438,915	28%	376,746	29%	420,522	31%
Total loans	2,409,047	100%	1,739,214	100%	1,578,609	100%	1,295,070	100%	1,357,316	100%
Deferred costs (fees)	3,139	0%	2,601	0%	2,084	0%	738	0%	(609)	0%
Total loans	$2,412,186	100%	$1,741,815	100%	$1,580,693	100%	$1,295,808	100%	$1,356,707	100%

The following table details loan maturities by loan class and interest rate type at December 31, 2016:

Loan Portfolio Maturities by Loan Class and Rate Type

	Within	One
	One	Year to	After Five
December 31, 2016	Year	Five Years	Years	Total
	(dollars in thousands)
Commercial and industrial	$121,079	$227,303	$39,019	$387,401
CRE - owner-occupied	43,528	210,140	113,885	367,553
CRE - investor income producing	111,928	453,032	178,147	743,107
AC&D - 1-4 family construction	39,528	1,977	41,202	82,707
AC&D - lots, land, & development	44,744	42,126	18,492	105,362
AC&D - CRE	62,508	94,505	37,719	194,732
Other commercial	2,926	9,562	412	12,900
Residential mortgages	6,372	14,028	240,121	260,521
HELOC	12,115	32,347	132,337	176,799
Residential construction	50,601	7,588	871	59,060
Other loans to individuals	8,298	8,267	2,340	18,905
Total loans	$503,627	$1,100,875	$804,545	$2,409,047

Fixed interest rate	$154,842	$651,570	$213,395	$1,019,807
Variable interest rate	348,785	449,305	591,150	1,389,240
Total loans	$503,627	$1,100,875	$804,545	$2,409,047

Variable interest rate loans are included in all of our loan types. We had a total of $1.4 billion in variable rate loans as of December 31, 2016. Variable rate loans are indexed to several indices, including (i) the prime rate as published in The Wall Street Journal; (ii) the London InterBank Offered Rate (“LIBOR”); (iii) the 1-year Treasury rate; and (iv) our internal Main Street Prime rate. In addition, we inherited several variable rate indices through our mergers with Citizens South and Community Capital that are no longer used on originated or renewed loans. During the underwriting process, analysts perform their analysis at the fully-indexed rate as well as a “stressed” rate to identify payment capacity in a rising rate environment.

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

Our Allowance for Loan Losses Committee is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and the Audit Committee of the board of directors in developing and achieving our allowance methodology and practices. Our allowance for loan loss methodology includes four components – specific reserves, quantitative reserves, qualitative reserves and reserves on PCI loans. Information about the four components and our policy and methodology used to estimate the allowance for loan losses, including details of the various environmental factors considered in the qualitative component, is presented in Note 5 – Loans and Allowance for Loan Losses to the Consolidated Financial Statements.

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type as of December 31, 2016 and 2015.

	December 31, 2016
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
(dollars in thousands)	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
Commercial:
Commercial and industrial	$-	0.00%	$634	5.23%	$2,086	17.20%	$-	0.00%
CRE - owner-occupied	-	0.00%	54	0.45%	1,233	10.17%	-	0.00%
CRE - investor income producing	-	0.00%	78	0.64%	2,505	20.66%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	567	4.68%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	526	4.34%	-	0.00%
AC&D - CRE	-	0.00%	75	0.61%	1,410	11.62%	-	0.00%
Other commercial	-	0.00%	-	0.00%	126	1.04%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	153	1.26%	687	5.67%	-	0.00%
HELOC	178	1.47%	273	2.25%	940	7.75%	-	0.00%
Residential construction	20	0.16%	128	1.06%	287	2.37%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	165	1.36%	-	0.00%

Total	$198	1.63%	$1,395	11.51%	$10,532	86.86%	$-	0.00%

	December 31, 2015
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
(dollars in thousands)	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
Commercial:
Commercial and industrial	$-	0.00%	$745	8.22%	$1,076	11.87%	$-	0.00%
CRE - owner-occupied	-	0.00%	116	1.28%	1,019	11.24%	-	0.00%
CRE - investor income producing	-	0.00%	726	8.01%	1,373	15.15%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	247	2.73%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	278	3.07%	-	0.00%
AC&D - CRE	-	0.00%	37	0.41%	642	7.08%	-	0.00%
Other commercial	-	0.00%	-	0.00%	69	0.76%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	169	1.86%	503	5.55%	-	0.00%
HELOC	192	2.12%	286	3.16%	859	9.48%	-	0.00%
Residential construction	-	0.00%	253	2.79%	208	2.30%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	266	2.93%	-	0.00%

Total	$192	2.12%	$2,332	25.73%	$6,540	72.15%	$-	0.00%

The allowance for loan losses was $12.1 million, or 0.50% of total loans, at December 31, 2016 compared to $9.1 million, or 0.52% of total loans, at December 31, 2015. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of (i) a decrease of $937 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as significant charge-offs from 2012 are replaced with low loss or recovery periods in 2016; and (ii) an increase of $4.0 million in the qualitative component of the allowance primarily due to minimum reserve amounts applied as historical loss rates continue to decline, as well as management’s decision to increase certain factors based on rapid loan growth, entrance into new markets, and caution surrounding the economy.

Net recoveries increased $477 thousand from a net recovery of $27 thousand, or 0.00% of total loans, for the year ended December 31, 2015 to net recoveries of $546 thousand, or 0.02% of total loans, for the year ended December 31, 2016.

In accordance with GAAP, acquired loans were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At December 31, 2016, acquired loans comprised 26% of our total loans, compared to 22% at December 31, 2015. The ratio of the allowance for loan losses to total loans was 0.50% at December 31, 2016 compared to 0.52% at December 31, 2015. The ratio of the adjusted allowance for loan losses to total loans (Non-GAAP), which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 1.65% at December 31, 2016 and 2.14% at December 31, 2015. Adjusted allowance for loan losses to loans is a non-GAAP financial measure, which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

The following table presents a summary of changes in the allowance for loan losses, including the reserve for PCI loans, and includes information regarding charge-offs and selected coverage ratios, for the years ended December 31:

Allowance for Loan Losses

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance, beginning of period	$9,064	$8,262	$8,831	$10,591	$10,154
Provision for loan losses charged to operations	2,630	723	(1,286)	746	2,023
Provision for loan losses recorded through FDIC loss share receivable	-	52	(278)	501	-

Charge-offs:
Commercial:
Commercial and industrial	(80)	(264)	(161)	(1,454)	(565)
CRE - owner-occupied	(8)	-	(193)	(52)	(204)
CRE - investor income producing	-	(73)	(298)	(734)	(1,132)
AC&D	-	-	-	(177)	(652)
AC&D - 1-4 family construction	-	-	(15)	(87)	-
AC&D - lots, land, & development	(32)	-	(16)	(6)	-
Other commercial	-	(39)	-	(386)	(94)
Consumer:
Residential mortgage	(48)	(272)	(162)	(1,142)	(129)
HELOC	(134)	(184)	(996)	(838)	(406)
Residential construction	(19)	(129)	(201)	(277)	(328)
Other loans to individuals	(73)	(56)	(50)	(100)	(12)
Total Charge-offs	(394)	(1,017)	(2,092)	(5,253)	(3,522)

Recoveries:
Commercial:
Commercial and industrial	59	133	487	187	79
CRE - owner-occupied	2	1	263	7	-
CRE - investor income producing	35	266	123	480	57
AC&D	-	-	-	25	1,602
AC&D - 1-4 family construction	40	8	98	221	-
AC&D - lots, land, & development	317	348	1,727	726	-
Other commercial	1	-	1	1	-
Consumer:
Residential mortgage	75	98	198	416	12
HELOC	203	112	69	66	33
Residential construction	30	16	57	61	124.00
Other loans to individuals	178	62	64	56	29
Total Recoveries	940	1,044	3,087	2,246	1,936

Net (charge-offs) recoveries	546	27	995	(3,007)	(1,586)

Balance, end of period	$12,240	$9,064	$8,262	$8,831	$10,591

Net charge-offs to total loans	-0.02%	0.00%	-0.06%	0.23%	0.12%
				.
Allowance for loan losses to total loans	0.51%	0.52%	0.52%	0.68%	0.78%

The following table presents the allocation of the allowance for loan losses, including the reserve for PCI loans, by category for the years ended December 31:

Allocation of the Allowance for Loan Losses

					December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial:
Commercial and industrial	$2,720	16%	$1,821	14%	$1,563	11%	$1,491	9%	$1,074	9%
CRE - owner-occupied	1,286	15%	1,135	19%	721	21%	399	21%	496	22%
CRE - investor income producing	2,583	31%	2,099	29%	1,751	30%	2,157	30%	1,102	27%
AC&D	-	0%	-	0%	-	0%	-	0%	4,699	10%
AC&D - 1-4 family construction	567	3%	247	2%	458	2%	839	2%	-	0%
AC&D - lots, land, & development	526	4%	278	2%	591	4%	1,751	5%	-	0%
AC&D - CRE	1,484	8%	679	5%	395	5%	299	4%	-	0%
Other commercial	126	1%	69	0%	32	0%	25	0%	8	0%

Consumer:
Residential mortgage	841	11%	672	13%	443	13%	358	13%	654	14%
HELOC	1,391	7%	1,337	9%	1,651	10%	1,050	11%	1,463	12%
Residential construction	435	2%	461	4%	542	4%	390	3%	1,046	4%
Other loans to individuals	166	1%	266	2%	115	2%	72	1%	49	1%
	$12,125	100%	$9,064	100%	$8,262	100%	$8,831	100%	$10,591	100%

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both December 31, 2016 and 2015, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $15.4 million at December 31, 2016 compared to $13.7 million at December 31, 2015. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, increased $4.7 million, or 57%, to $12.9 million, or 0.54% of total loans and OREO at December 31, 2016, compared to $8.3 million, or 0.47% of total loans and OREO at December 31, 2015.

It is our general policy to place a loan on nonaccrual status when there is a probable loss or when there is a reasonable doubt that all principal and interest will be collected, or when it is over 90 days past due. Nonaccrual loans increased $4.5 million, or 104%, in 2016 to $8.8 million from $4.3 million at December 31, 2015. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At December 31, 2016, nonaccrual TDR loans were $374 thousand and had no recorded allowances. Accruing TDRs totaled $2.5 million at December 31, 2016 and $2.8 million at December 31, 2015.

Interest that would have been recorded on nonaccrual loans for the years ended December 31, 2016, 2015 and 2014, had they performed in accordance with their original terms, totaled $1.1 million, $1.0 million and $1.1 million, respectively. Interest income included in the results of operations for 2016, 2015 and 2014, with respect to loans that subsequently went to non-accrual, totaled $135 thousand, $78 thousand and $158 thousand, respectively.

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

All loans graded 60 or worse (criticized or classified) are included on our list of “watch loans,” which represent potential problem loans, and are updated periodically and reported in aggregate to management and the Loan and Risk Committee of the board of directors quarterly. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) and generally greater than $150 thousand as well as selected other loans as deemed appropriate. At December 31, 2016, we maintained “watch loans” totaling $31.9 million compared to $31.2 million at December 31, 2015. Approximately $8.4 million of the watch loans at December 31, 2016 were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

As of December 31, 2016, there were $194.7 million of AC&D - CRE loans kept current with bank-funded reserves of approximately $1.5 million. As of December 31, 2015, there were $96.2 million of AC&D loans kept current with bank-funded reserves of approximately $4.8 million. In both periods, these loans were still in the construction period of their lending arrangement.

At December 31, 2016, OREO totaled $2.4 million, all of which is recorded at values based on our most recent appraisals. At December 31, 2015, OREO totaled $5.5 million, all of which was recorded at values based on the most recent appraisals then available. Included in that total at December 31, 2015 was $1.2 million of OREO covered under the FDIC loss share agreements. Following termination of the loss-sharing agreements in August 2016, all the existing covered OREO was re-classified as non-covered. The decrease in OREO from 2015 is primarily due to successful dispositions.

The following table summarizes nonperforming assets at December 31:

Nonperforming Assets

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Nonaccrual loans	$8,819	$4,326	$5,585	$8,428	$10,374
Past due 90 days or more and accruing	1,230	1,151	30	17	77
Troubled debt restructuring	2,892	2,774	3,289	3,854	7,367
Total nonperforming loans	12,941	8,251	8,904	12,299	17,818
OREO	2,438	5,451	11,990	14,492	25,073
Total nonperforming assets	$15,379	$13,702	$20,894	$26,791	$42,891

PCI loans:
Outstanding customer balance	$109,805	$120,958	$165,686	$197,040	$278,200
Carrying amount	85,455	94,917	133,241	163,787	234,282

Nonperforming loans to total loans and OREO	0.54%	0.47%	0.52%	0.94%	1.29%

Nonperforming assets to total assets	0.47%	0.54%	0.58%	1.37%	2.11%

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

Total deposits at December 31, 2016 were $2.5 billion, increasing $561.1 million, or 29%, from December 31, 2015, net of acquisition accounting fair market value adjustments. Average deposits for 2016 were $2.5 billion, an increase of $584.7 million, or 31%, from 2015. The majority of the increase in average deposits during 2016 is attributed to the acquisition of First Capital. Brokered deposits remain attractive given their relatively lower interest costs and flexible term structures, and will continue to be selectively utilized in our normal funding and interest rate risk management practices. Brokered deposits consist of brokered interest-bearing deposits, brokered money market accounts, and brokered certificates of deposits. Brokered money market and interest-bearing deposits are the result of the brokered money market deposit program initiated in December 2013.

The following table sets forth our average balance of deposit accounts and the average cost for each category of deposit for the years ended December 31:

Average Deposits and Costs

	2016			2015
	Average	% of	Average	Average	% of	Average
(dollars in thousands)	Balance	Total	Cost	Balance	Total	Cost

Demand deposits	$923,920	37%	0.03%	$748,104	39%	0.03%
Savings and money market	739,265	30%	0.43%	549,713	29%	0.35%
Time deposits - core	676,302	27%	0.72%	464,423	24%	0.59%
Brokered deposits	143,939	6%	0.81%	136,489	7%	0.53%
Total deposits	$2,483,426	100%	0.38%	$1,898,729	100%	0.30%

At December 31, 2016 and 2015, we had $98.5 million and $73.1 million in time deposits greater than $250,000, respectively.

The following table indicates the amount of our time deposits by time remaining until maturity as of December 31, 2016:

Maturities of Time Deposits

	Within	3-6	6-12	1-5	>5
December 31, 2016	3 Months	Months	Months	Years	Years	Total
	(dollars in thousands)
Time deposits of $250,000 or more	$751	$1,585	$768	$98,765	$-	$101,869
Other time deposits	1,628	33,526	45,557	557,848	-	638,559
Total time deposits	$2,379	$35,111	$46,325	$656,613	$-	$740,428

Borrowings. Borrowings totaled $348.3 million at December 31, 2016 compared to $239.3 million at December 31, 2015, net of acquisition accounting fair market value adjustments. In December 2015, the parent company entered into a $30.0 million senior unsecured term loan that matures on December 18, 2022 and has a fixed coupon rate of 4.75% per annum, in preparation for the First Capital acquisition on January 1, 2016. The loan may be prepaid by the parent company at any time, subject to payment of a “yield maintenance amount” as described in the loan agreement. The loan agreement contains customary representations, warranties, covenants and events of default. At December 31, 2016, the outstanding loan balance was $29.7 million.

As a result of its mergers, the Company’s capital structure includes trust preferred securities previously issued by the predecessor companies through specially formed trusts, as well as one subordinated loan described below. The combined total amount outstanding of the acquired trusts and subordinated loan as of December 31, 2016 and December 31, 2015 was $48.0 million ($33.5 million, net of mark to market) and $38.1 million ($24.3 million, net of mark to market), respectively. The proceeds of the sales of the trust preferred securities were used to purchase junior subordinated debt from the predecessor companies, which are presented as junior subordinated debt in the consolidated balance sheets of the Company and qualify for inclusion in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

In connection with the acquisition of First Capital, the Company assumed a variable rate $6.5 million subordinated loan with a financial institution. The outstanding balance at acquisition date was $4.8 million, while the balance as of December 31, 2016 was $4.7 million. This subordinated loan has a LIBOR-indexed floating rate of interest equal to one-month LIBOR plus 4.375% and is payable monthly. The interest rate is subject to a ceiling of 9.5%. Principal payments on the loan total $8,000 per month until January 1, 2019, after which principal payments total $100,333 per month until the loan is repaid on September 1, 2022. The loan may be redeemed at par at any time.

The following table details junior subordinated debt and subordinated loan as of December 31, 2016 and 2015:

	Originally	Fair Market	Carrying	Maturity	Current
	Issued	Value Adjustment	Amount	Date	Rate
	(dollars in thousands)
2016
Junior Subordinated Debt:
Community Capital I	$10,310	$(3,746)	$6,564	06/15/36	2.40028%
Citizens South I	15,464	(5,435)	10,029	12/15/35	2.42028%
Provident Community I	4,125	(1,336)	2,789	10/01/36	2.58561%
Provident Community II	8,247	(2,689)	5,558	03/01/37	2.67067%
First Capital I	5,155	(1,306)	3,849	09/21/36	2.55020%
Total Junior Subordinated Debt	43,301	(14,512)	28,789

Subordinated Loan	4,712	-	4,712	09/01/22	4.80120%
Total Subordinated Loan and Junior Subordinated Debt	$48,013	$(14,512)	$33,501

2015
Junior Subordinated Debt:
Community Capital I	$10,310	$(3,939)	6,371	06/15/36	2.06200%
Citizens South I	15,464	(5,721)	9,743	12/15/35	2.08200%
Provident Community I	4,125	(1,401)	2,724	10/01/36	2.06550%
Provident Community II	8,247	(2,826)	5,421	03/01/37	2.15420%
Total Junior Subordinated Debt	$38,146	$(13,887)	$24,259

The following table details short and long-term borrowings at December 31:

Schedule of Borrowed Funds

		% Change		% Change
		From Prior		From Prior
	2016	Year	2015	Year	2014
	(dollars in thousands)
Short-term:
FHLB advances	285,000	54.1%	185,000	100.0%	125,000
Total short-term	285,000	54.1%	185,000	48.0%	125,000

Long-term:
FHLB advances	-	0.0%	-	-100.0%	55,000
Subordinated loan and junior subordinated debt	33,501	38.1%	24,259	2.9%	23,583
Senior term loan	29,736	-0.9%	30,000	0.0%	-
Total long-term	63,237	16.5%	54,259	-31.0%	78,583
Total borrowed funds	$348,237	45.5%	$239,259	17.5%	$203,583

The following table details balances outstanding related to short-term borrowings at December 31, 2016 and 2015:

Short-Term Borrowings

		Weighted	Maximum	Average	Average
		Average	Amount	Daily Balance	Annual
	Balance at	Interest Rate	Outstanding	Outstanding	Interest
	Year End	at Year End	During Year	During Year	Rate Paid
	(dollars in thousands)
2016
Federal funds purchased	$-	0.00%	$-	$-	0.00%
FHLB advances	285,000	0.60%	290,000	226,612	0.55%
Total	$285,000	0.60%

2015
Federal funds purchased	-	0.00%	$101	$1	0.00%
FHLB advances	185,000	0.57%	295,000	142,890	0.37%
Total	$185,000	0.00%

 At December 31, 2016, the Company had an additional $386.5 million of credit available from the FHLB, $331.3 million of credit available from the Federal Reserve Discount Window, and $70.0 million of credit available from correspondent banks.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations that could include the funding of operations through debt issuances as well as leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations at December 31, 2016:

Contractual Obligations

	Less Than			More Than
December 31, 2016	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(dollars in thousands)
Time deposits	$83,815	$459,002	$197,611	$-	$740,428
Deposits without a stated maturity	1,710,242	-	-	-	1,710,242
FHLB advances	285,000	-	-	-	285,000
Subordinated loan and junior subordinated debt	96	1,208	2,408	29,789	33,501
Senior term loan	-	-	-	29,736	29,736
Operating lease obligations	2,612	4,554	4,175	4,360	15,701
Total	$2,081,765	$464,764	$204,194	$63,885	$2,814,608

Information about our off-balance sheet risk exposure is presented in Note 15 – Off-Balance Sheet Risk to the Consolidated Financial Statements. At December 31, 2016, we had $758.3 million of pre-approved but unused lines of credit, $8.2 million of standby letters of credit and $9.7 million of commercial letters of credit. As part of ongoing business, we currently do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. At December 31, 2016 and 2015, the Company maintained a reserve of $125 thousand, which is in other liabilities, for off-balance sheet credit exposure.

As part of Citizens South’s Plan of Conversion and Reorganization in May 2002, Citizens South established a memo liquidation account in an amount equal to its equity at the time of the conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Citizens South Bank after the conversion. In accordance with the memo liquidation account, in the event of a complete liquidation of Citizens South Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. In connection with the Citizens South merger and the subsequent merger of Citizens South Bank into the Bank, the Bank assumed this memo liquidation account. This liquidation account is reviewed and adjusted annually. The value of the liquidation account was $4.2 million at December 31, 2016 and $6.6 million at December 31, 2015.

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and to fund operations. We strive to maintain sufficient liquidity to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of available lines of credit from various correspondent banks, the FHLB, the Federal Reserve Discount Window and through our investment portfolio. In addition, we may have short-term investments at our primary correspondent bank in the form of Federal funds sold. Liquidity is managed by an asset/liability policy approved by the board of directors and administered by an internal Asset-Liability Management Committee (the “ALCO”). The ALCO reports monthly asset/liability-related matters to the Loan and Risk Committee of the board of directors.

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at December 31, 2016 was 16.25% compared to 20.10% at December 31, 2015. Both ratios exceeded our minimum internal target of 10%. If we continue to see rapid loan growth as we have seen over the past year, we may utilize additional sources of liquidity through the use of available credit lines, additional borrowing capacity through unpledged securities, and brokered deposits. In addition, at December 31, 2016, we had $386.5 million of credit available from the FHLB, $331.3 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At December 31, 2016, we had $758.3 million of pre-approved but unused lines of credit, $8.2 million of standby letters of credit and $9.7 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well capitalized position. Shareholders’ equity on December 31, 2016 was $355.8 million, compared to $284.7 million at December 31, 2015. The $71.1 million increase was primarily the result of the issuance of 8,736,094 shares in connection with the First Capital acquisition, net income of $19.9 million for the year ended December 31, 2016, $1.3 million of net share-based compensation and $5.3 million in proceeds from the exercise of stock options. These increases were partially offset by the repurchase of 725,249 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program, and the acquisition of 278,234 shares in connection with satisfaction of tax withholding obligations on vested restricted stock, a $419 thousand decrease in accumulated other comprehensive income (loss) from unrealized securities losses and $7.5 million in dividends paid during 2016.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by bank regulators that, if taken, could have a direct material effect on our financial statements. Prompt corrective action provisions are not applicable to bank holding companies. For additional information about regulatory capital requirements, see “Supervision and Regulation – Minimum Capital Requirements” and “Prompt Corrective Action” in Part 1, Item 1 Business of this report, as well as Note 13 – Reulatory Matters to the Consolidated Financial Statements.

The actual and required minimum regulatory capital ratios for the Company and the Bank to be considered “well-capitalized” under prompt corrective action provisions at December 31 for each of the two years are presented in the table below:

	Capital Ratios at December 31, 2016

			Minimum Basel III		Minimum Basel III Fully		Well Capitalized
	Actual		Requirement		Phased In Requirements (1)		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$351,007	13.44%	$208,926	8.00%	$274,215	10.50%	$261,158	10.00%
Tier 1 capital (to risk-weighted assets)	338,882	12.98%	156,695	6.00%	221,984	8.50%	208,926	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	338,882	12.98%	117,521	4.50%	182,810	7.00%	169,752	6.50%
Tier 1 capital (to average assets)	338,882	10.77%	125,918	4.00%	125,918	4.00%	157,397	5.00%
Risk Weighted Assets	2,611,576
Average Assets for Tier 1	3,147,940

The Company
Total capital (to risk-weighted assets)	$326,168	12.48%	$209,040	8.00%	$274,365	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	314,043	12.02%	156,780	6.00%	222,105	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	288,594	11.04%	117,585	4.50%	182,910	7.00%	N/A	N/A
Tier 1 capital (to average assets)	314,043	9.92%	126,627	4.00%	126,627	4.00%	N/A	N/A
Risk Weighted Assets	2,613,003
Average Assets for Tier 1	3,165,665

	Capital Ratios at December 31, 2015
	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements (1)		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$268,354	13.86%	$154,840	8.00%	$203,228	10.50%	$193,550	10.00%
Tier 1 capital (to risk-weighted assets)	259,290	13.40%	116,130	6.00%	164,518	8.50%	154,840	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	259,290	13.40%	87,098	4.50%	135,485	7.00%	125,808	6.50%
Tier 1 capital (to average assets)	259,290	10.66%	97,255	4.00%	97,255	4.00%	121,568	5.00%
Risk Weighted Assets	1,935,503
Average Assets for Tier 1	2,431,369

The Company
Total capital (to risk-weighted assets)	$277,669	14.30%	$155,334	8.00%	$203,877	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	268,605	13.83%	116,501	6.00%	165,043	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	251,807	12.97%	87,376	4.50%	135,918	7.00%	N/A	N/A
Tier 1 capital (to average assets)	268,605	11.00%	97,672	4.00%	97,672	4.00%	N/A	N/A
Risk Weighted Assets	1,941,681
Average Assets for Tier 1	2,441,811

(1) Includes the fully phased in capital conservation buffer requirements

Market Risk and Interest Rate Sensitivity

As a financial institution, and based on the nature of our operations, we are exposed to market risk, which refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit taking activities. Interest rate risk results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. Changes in market interest rates may result in changes in the fair values of our financial instruments, cash flows and net interest income. Effective management of interest rate risk is intended to protect the Company’s capital and profitability through various interest rate environments. Such risk is inherent to the business of banking given the inability to fully match the time horizons and interest rate characteristics of all customer related cash flows, as generated in the Company’s financial activities. The ALCO actively evaluates and manages interest rate risk using a process developed by the Company. The ALCO is also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.

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

These measures have historically been calculated under a simulation model prepared by an independent vendor assuming incremental 100 basis point shocks (or immediate shifts) in interest rates up to a total increase or decrease of 400 basis points, as well as non-parallel interest rate shifts. These simulations estimate the impact that various changes in the overall level of interest rates over a one- and two-year time horizon would have on net interest income and economic value of equity. The results help us develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to asset and liability prepayments, deposit decay rates and interest rates. We believe that the assumptions are reasonable, both individually and in the aggregate. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure. The overall interest rate risk management process is subject to annual review by an outside professional services firm to ascertain its effectiveness as required by Federal regulations.

Utilizing net interest income simulations, the following net interest income and economic value of equity metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and economic value of equity calculated under the particular rate scenario versus the net interest income and economic value of equity that was calculated assuming market rates as of December 31, 2016.

The following table presents an analysis of the potential sensitivity of the Company’s net interest income and economic value of equity to changes in interest rates compared to the Company’s policy limits of the maximum allowable loss.

Interest Rate Risk Sensitivity

	December 31,	December 31,	Policy
	2016	2015	Limit

Net interest income change (12 months):
+300 basis points	2.52%	-6.29%	22.50%
+200 basis points	1.98%	-3.96%	15.00%
+100 basis points	2.06%	-0.89%	7.50%
-100 basis points	-5.22%	-0.84%	7.50%
-200 basis points	-6.59%	-2.66%	15.00%
-300 basis points	-7.14%	-2.94%	22.50%

Economic value of equity:
+300 basis points	-11.21%	-15.77%	30.00%
+200 basis points	-5.77%	-9.77%	22.50%
+100 basis points	-1.64%	-4.05%	11.25%
-100 basis points	-2.62%	1.82%	11.25%
-200 basis points	-7.06%	0.77%	22.50%
-300 basis points	-9.78%	-0.59%	30.00%

The Company’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

As of December 31, 2016, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could, for example, expect net interest income to increase by approximately 1.98% over twelve months if short-term interest rates immediately increased by 200 basis points, given that we are currently in an asset-sensitive position. Conversely, if short-term interest rates decreased by 200 basis points, net interest income could be expected to decrease by approximately 6.59% over twelve months, as the cost of interest-bearing liabilities would be unable to fully benefit from a 200 basis point decline in rate while our yield on interest-earning assets could suffer materially from the decline. As of December 31, 2015, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could expect net interest income to decrease by approximately 3.96% over twelve months if short-term interest rates immediately increased by 200 basis points. Similarly, if short-term interest rates decreased by 200 basis points, net interest income could be expected to decrease by approximately 2.66% over twelve months since we were in a liability-sensitive position at that time.

As of December 31, 2016, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could, for example, expect economic value of equity to decrease by approximately 5.77% over twelve months if short-term interest rates immediately increased by 200 basis points, given that we currently are in an asset-sensitive position. Similarly, if short-term interest rates decreased by 200 basis points, economic value of equity could be expected to decrease by approximately 7.60% over twelve months. As of December 31, 2015, based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, we could, for example, expect economic value of equity to decrease by approximately 9.77% over twelve months if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates decreased by 200 basis points, economic value of equity could be expected to increase by approximately 0.8% over twelve months.

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets, primarily loans and investment securities. The match between the scheduled repricing and maturities of our interest-earning assets and liabilities within defined periods is referred to as “gap” analysis. The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2016. Variable rate loans are shown in the category of due “within three months” because they reprice with changes in LIBOR or the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.

Interest Rate Gap Sensitivity

	Within	Three	One Year
	Three	Months to	to Five	After
At December 31, 2016	Months	One Year	Years	Five Years	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$48,882	$-	$-	$-	$48,882
Federal funds sold	570	-	-	-	570
Securities	70,799	37,557	172,937	230,461	511,754
Loans	1,298,052	322,361	702,903	96,866	2,420,182
Total interest-earning assets	1,418,303	359,918	875,840	327,327	2,981,388

Interest-bearing liabilities:
Demand deposits	557,531	-	-	-	557,531
MMDA and savings	693,852	-	-	-	693,852
Time deposits	150,133	348,552	242,389	-	741,074
Short term borrowings	285,000	-	-	-	285,000
Long term borrowings	43,301	4,712	-	15,224	63,237
Total interest-bearing liabilities	1,729,817	353,264	242,389	15,224	2,340,694
Derivatives	386,230	25,000	-	(411,230)	-
Interest sensitivity gap	$74,716	$31,654	$633,451	$(99,127)	$640,694
Cumulative interest sensitivity gap	$74,716	$106,370	$739,821	$640,694

Percentage of total assets		3.27%

We use certain derivative instruments to help manage economic and interest rate risk related to commercial loans, long-term debt and other funding sources. We also use derivatives to facilitate transactions on behalf of our customers. At December 31, 2016, the Company had derivative financial instruments with a total notional amount of $461.4 million, with a net fair value loss of $859 thousand. At times, we will be required to post collateral to certain counterparties when our loss positions exceed certain negotiated limits. At December 31, 2016, the Company posted collateral of approximately $1.2 million with counterparties. See Note 16 – Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for further discussion of our derivative financial instruments and hedging activities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered public accounting firm

To the Shareholders and the Board of Directors

Park Sterling Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Park Sterling Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Sterling Corporation as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

March 10, 2017

PARK STERLING CORP

CONSOLIDATED BALANCE SHEETS

December 31, 2016, 2015 and 2014

	December 31,
	2016	2015
	(dollars in thousands, except per share data)
ASSETS

Cash and due from banks	$34,162	$53,840
Interest-earning balances at banks	48,882	16,451
Federal funds sold	570	235
Investment securities available-for-sale, at fair value	402,501	384,934
Investment securities held-to-maturity (fair value of $92,828 and $107,629 at December 31, 2016 and 2015, respectively)	91,752	106,458
Nonmarketable equity securities	17,501	11,366
Loans held for sale	7,996	4,943
Loans:
Non-covered	2,412,186	1,724,164
Covered	-	17,651
Less allowance for loan losses	(12,125)	(9,064)
Net loans	2,400,061	1,732,751

Premises and equipment, net	63,080	55,658
Bank-owned life insurance	70,785	58,633
Deferred tax asset	25,721	28,971
Other real estate owned - noncovered	2,438	4,211
Other real estate owned - covered	-	1,240
Goodwill	63,317	29,197
FDIC indemnification asset	-	943
Core deposit intangible	11,438	9,571
Accrued interest receivable	6,799	5,082
Other assets	8,392	9,780
Total assets	$3,255,395	$2,514,264

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$521,295	$350,836
Interest-bearing	1,992,457	1,601,826
Total deposits	2,513,752	1,952,662

Short-term borrowings	285,000	185,000
Long-term borrowings	29,736	30,000
Subordinated loan and junior subordinated debt	33,501	24,262
Accrued interest payable	541	515
Accrued expenses and other liabilities	37,021	37,121
Total liabilities	2,899,551	2,229,560

Commitments (Notes 15 and 16)

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 53,116,519 and 44,854,509 shares issued and outstanding at December 31, 2016 and 2015, respectively	$53,117	$44,854
Additional paid-in capital	273,400	222,596
Retained earnings	32,609	20,117
Accumulated other comprehensive loss	(3,282)	(2,863)
Total shareholders' equity	355,844	284,704
Total liabilities and shareholders' equity	$3,255,395	$2,514,264

See Notes to Consolidated Financial Statements.

PARK STERLING CORP

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(dollars in thousands, except share and per share data)

Interest income
Loans, including fees	$107,440	$77,537	$74,867
Federal funds sold	15	2	1
Taxable investment securities	10,703	10,612	9,318
Tax-exempt investment securities	556	579	631
Nonmarketable equity securities	621	500	362
Interest on deposits at banks	181	82	118
Total interest income	119,516	89,312	85,297

Interest expense
Money market, NOW and savings deposits	3,925	2,449	2,270
Time deposits	5,763	3,202	3,155
Short-term borrowings	1,251	528	86
Long-term borrowings	1,600	367	513
Junior subordinated debt	1,936	1,385	1,631
Total interest expense	14,475	7,931	7,655
Net interest income	105,041	81,381	77,642

Provision for loan losses	2,630	723	(1,286)
Net interest income after provision for loan losses	102,411	80,658	78,928

Noninterest income
Service charges on deposit accounts	6,449	4,934	3,881
Income from fiduciary activities	2,331	3,090	2,748
Commissions and fees from investment brokerage	757	512	452
Income from capital market activities	2,584	1,467	646
Gain (Loss) on sale of securities available-for-sale	(87)	54	180
Bankcard services income	2,792	2,507	2,632
Mortgage banking income	3,428	3,306	2,641
Income from bank-owned life insurance	2,709	2,749	2,688
Amortization of indemnification asset	-	(705)	(3,203)
Loss share true-up liability expense	(311)	(181)	(587)
Other noninterest income	742	510	1,875
Total noninterest income	21,394	18,243	13,953

Noninterest expense
Salaries and employee benefits	48,027	39,945	39,538
Occupancy and equipment	12,854	10,317	10,409
Advertising and promotion	1,086	1,263	1,494
Legal and professional fees	3,522	3,402	3,486
Deposit charges and FDIC insurance	1,706	1,639	1,491
Data processing and outside service fees	12,183	6,625	6,449
Communication fees	2,024	2,099	1,974
Core deposit intangible amortization	1,832	1,389	1,269
Net cost of operation of other real estate owned	255	406	817
Loan and collection expense	792	740	1,350
Postage and supplies	604	488	667
Other noninterest expense	9,351	5,840	4,990
Total noninterest expense	94,236	74,153	73,934

Income before income taxes	29,569	24,748	18,947

Income tax expense	9,621	8,142	6,058
Net income	$19,948	$16,606	$12,889
Basic earnings per common share	$0.38	$0.38	$0.29
Diluted earnings per common share	$0.38	$0.37	$0.29
Weighted-average common shares outstanding
Basic	52,450,780	43,939,039	43,924,457
Diluted	52,850,617	44,304,888	44,247,000

See Notes to Consolidated Financial Statements.

PARK STERLING CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015 and 2014

	For the Years Ended December 31
	2016	2015	2014
	(dollars in thousands)

Net income	$19,948	$16,606	$12,889

Securities available for sale and transferred securities:
Change in net unrealized (losses) gains during the period	(2,971)	(1,150)	10,464
Change in net unrealized loss on securities transferred to held to maturity	421	356	(2,055)
Reclassification adjustment for net gains (losses) recognized in net income	87	(54)	(180)
Total securities available for sale and transferred securities	(2,463)	(848)	8,229

Derivatives:
Change in the accumulated (loss) on effective cash flow hedge derivatives	2,894	(1,788)	(3,381)
Change in the accumulated loss on terminated cash flow hedge derivatives	(1,731)	-	-
Reclassification adjustment for interest payments	713	414	422
Total derivatives	1,876	(1,374)	(3,381)

Other comprehensive income (loss), before tax	(587)	(2,222)	5,270

Deferred tax (benefit) expense related to other comprehensive income	(168)	(834)	1,943

Other comprehensive (loss) income, net of tax	(419)	(1,388)	3,327

Total comprehensive income	$19,529	$15,218	$16,216

See Notes to Consolidated Financial Statements.

PARK STERLING CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2016, 2015 and 2014

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
	(dollars in thousands, except share amounts)

Balance at December 31, 2013	44,730,669	$44,731	$222,596	$(405)	$(4,802)	$262,120

Shares issued	252	-	-	-	-	-

Issuance of restricted stock grants	238,613	239	(239)	-	-	-

Forfeitures of restricted stock grants	(7,250)	(7)	7	-	-	-

Exercise of stock options	54,199	54	196	-	-	250

Share-based compensation expense	-	-	1,129	-	-	1,129

Common stock repurchased	(156,685)	(157)	(870)	-	-	(1,027)

Dividends on common stock	-	-	-	(3,583)	-	(3,583)

Net income	-	-	-	12,889	-	12,889

Other comprehensive income	-	-	-	-	3,327	3,327

Balance at December 31, 2014	44,859,798	44,860	222,819	8,901	(1,475)	275,105

Shares issued	1,182	1	(1)	-	-	-

Issuance of restricted stock grants	220,100	220	(220)	-	-	-

Forfeitures of restricted stock grants	(26,852)	(27)	27	-	-	-

Exercise of stock options	38,160	38	148	-	-	186

Share-based compensation expense	-	-	1,190	-	-	1,190

Common stock repurchased	(237,879)	(238)	(1,367)	-	-	(1,605)

Dividends on common stock	-	-	-	(5,390)	-	(5,390)

Net income	-	-	-	16,606	-	16,606

Other comprehensive loss	-	-	-	-	(1,388)	(1,388)

Balance at December 31, 2015	44,854,509	44,854	222,596	20,117	(2,863)	284,704

Shares issued	8,377,394	8,378	52,945	-	-	61,323

Issuance of restricted stock grants	269,284	269	(269)	-	-	-

Forfeitures of restricted stock grants	(66,163)	(66)	66	-	-	-

Exercise of stock options	684,978	685	4,645	-	-	5,330

Share-based compensation expense	-	-	1,354	-	-	1,354

Common stock repurchased	(1,003,483)	(1,003)	(7,937)	-	-	(8,940)

Dividends on common stock	-	-	-	(7,456)	-	(7,456)

Net income	-	-	-	19,948	-	19,948

Other comprehensive loss	-	-	-	-	(419)	(419)

Balance at December 31, 2016	53,116,519	$53,117	$273,400	$32,609	$(3,282)	$355,844

See Notes to Consolidated Financial Statements.

PARK STERLING CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(dollars in thousands)
Cash flows from operating activities
Net income	$19,948	$16,606	$12,889
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(11,247)	(6,735)	(9,323)
Net amortization on investments	2,727	2,371	2,190
Other depreciation and amortization, net	13,273	10,549	9,983
Provision for loan losses	2,630	723	(1,286)
Share-based compensation expense	1,354	1,190	1,129
Deferred income taxes	6,548	7,694	5,208
Amortization of FDIC indemnification asset	-	705	3,203
Net gains on sales of investment securities available-for-sale	87	(54)	(180)
Net gains on sales of loans held for sale	(1,411)	(1,402)	(1,134)
Net losses on disposals of premises and equipment	2,593	996	400
Net gains on sales of other real estate owned	(475)	(586)	(532)
Writedowns of other real estate owned	444	694	604
Income from bank owned life insurance	(2,709)	(2,749)	(2,688)
Proceeds of loans held for sale	116,544	100,150	58,761
Disbursements for loans held for sale	(116,663)	(92,089)	(66,409)
Change in assets and liabilities:
(Increase) decrease in FDIC indemnification asset	943	314	(793)
(Increase) decrease in accrued interest receivable	(1,717)	(615)	500
Increase in other assets	(3,156)	(2,162)	(1,623)
Increase (decrease) in accrued interest payable	415	117	(1,575)
Increase in accrued expenses and other liabilities	2,359	7,036	4,548
Net cash provided by operating activities	32,487	42,753	13,872

Cash flows from investing activities
Net (increase) decrease in loans	(662,782)	(163,243)	(182,401)
Purchases of premises and equipment	(1,716)	(3,313)	(4,591)
Proceeds from disposals of premises and equipment	1,351	65	138
Purchases of investment securities available-for-sale	(153,117)	(71,167)	(165,027)
Purchases of investment securities held-to-maturity	-	(4,958)	(10,447)
Proceeds from sales of investment securities available-for-sale	65,595	3,095	161,434
Proceeds from maturities and call of investment securities available-for-sale	64,579	55,626	49,206
Proceeds from maturities and call of investment securities held-to-maturity	14,961	14,136	5,127
Proceeds from life insurance death benefit	534	1,564	1,081
FDIC reimbursement of recoverable covered asset losses	3,947	2,002	3,651
Proceeds from sale of other real estate owned	5,528	12,852	14,200
Net (purchases) redemptions of nonmarketable equity securities	(4,925)	166	(2,679)
Acquisitions, net of cash paid	-	-	59,045
Net cash used by investing activities	(666,045)	(153,175)	(71,263)

Cash flows from financing activities
Net increase (decrease) in deposits	561,090	101,367	(12,860)
Advances of short-term borrowings	100,000	5,000	84,244
Advances (repayments) of long-term borrowings	264	30,000	(13,310)
Exercise of stock options	685	186	250
Repurchase of common stock	(7,937)	(1,605)	(1,027)
Dividends on common stock	(7,456)	(5,390)	(3,583)
Net cash provided (used) by financing activities	646,646	129,558	53,714

Net increase (decrease) in cash and cash equivalents	13,088	19,136	(3,677)

Cash and cash equivalents, beginning	70,526	51,390	55,067

Cash and cash equivalents, ending	$83,614	$70,526	$51,390

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,449	$7,814	$7,669
Cash paid for income taxes	956	733	701

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$3,422	$(532)	$5,176
Change in unrealized (loss) on cash flow hedge, net of tax	2,894	(856)	(1,849)
Loans transferred to other real estate owned	518	4,856	8,806
Property and equipment transferred to other real estate owned	-	1,565	-
Transfer from securities available-for-sale to held-to-maturity	-	-	58,972

See Notes to Consolidated Financial Statements.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 1 – ORGANIZATION AND OPERATIONS

Park Sterling Corporation (the “Company”) was formed in 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) pursuant to a bank holding company reorganization effective January 1, 2011, and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank is a North Carolina-chartered commercial nonmember bank that was incorporated in September 2006 and opened for business at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina on October 25, 2006. At December 31, 2016, the Company’s primary operations and business were that of owning the Bank. The main office of both the Company and the Bank is located at 1043 E. Morehead Street, Suite 201, Charlotte, North Carolina, 28204, and its phone number is (704) 716-2134.

In August 2010, the Bank raised gross proceeds of $150 million in an equity offering (the “Public Offering”), to facilitate a change in the Bank’s business plan from primarily organic growth at a moderate pace to creating a regional community bank through a combination of mergers and acquisitions and accelerated organic growth. Consistent with this growth strategy, over the past several years the Bank has opened additional branches in North Carolina and South Carolina and expanded into the Virginia market through the opening of two branches in Richmond, Virginia.

Also consistent with this strategy, on January 1, 2016 the Company acquired First Capital Bancorp, Inc. (“First Capital”), the parent company of First Capital Bank. As a result of the merger of First Capital into the Company, First Capital Bank, which operated eight branches in the Richmond, Virginia area, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of approximately 8.4 million shares of Common Stock and approximately $25.8 million in cash. Based on the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million.

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

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Reclassifications - Certain amounts reported in the prior year financial statements have been reclassified to conform to the 2016 presentation. The reclassifications had no effect on net income, comprehensive income, total assets or shareholders’ equity as previously reported.

Business Combinations, Method of Accounting for Loans Acquired, and Federal Deposit Insurance Corporation (the “FDIC”) Indemnification Asset – Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired entity are recorded at their respective fair values as of the closing date of the acquisition. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in our consolidated results from the closing date of the merger, and prior periods are not restated. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding future credit losses. Loans acquired are recorded at fair value exclusive of any loss share agreements with the FDIC. The fair value estimates associated with the acquired loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

In connection with the Citizens South acquisition, the Bank assumed two purchase and assumption agreements that Citizens South entered into with the FDIC, providing for loss share agreements related to the covered assets. At acquisition, the estimated receivable from the FDIC was recorded at fair value and measured separately from the related covered assets because the indemnification asset is not contractually embedded in the covered assets or transferrable. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and thus amortization through non-interest income. Impairment of the underlying covered assets will increase the cash flows of the FDIC indemnification asset and result in a credit to the provision for loan losses for acquired loans. Impairment and, when applicable, its subsequent reversal are included in the provision for loan losses in the consolidated statements of income. See Note 6 – FDIC Loss Share Agreements, for disclosure of the Bank’s early termination, on August 26, 2016, of the FDIC loss sharing agreements.

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

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The Company also has invested in the stock of several unaffiliated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. Also included in nonmarketable equity securities is the investment in CSBC Statutory Trust I, Community Capital Corporation Statutory Trust I, Provident Community Bancshares Capital Trust I, Provident Community Bancshares Capital Trust II, and FCRV Statutory Trust I. See Note 4 – Investments and Note 11 – Borrowings.

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

Loans –Loans originated by the Company and which management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balances adjusted for any direct principal charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest on originated loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees are capitalized and recognized as an adjustment of the yield of the related loan. See Note 5 – Loans and Allowance for Loan Losses.

Purchased Credit-Impaired (“PCI”) Loans – Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaire. Evidence of credit quality deterioration as of the purchase date may include statistics such as internal risk grade and past due and nonaccrual status. Purchased impaired loans generally meet the Company’s definition for nonaccrual status. PCI loans are initially measured at fair value, which reflects estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference, and is available to absorb credit losses on those loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the nonaccretable difference with a positive impact on future interest income.

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

PARK STERLING CORP

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

Allowance for Loan Losses – The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portions related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any segment. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 5 – Loans and Allowance for Loan Losses.

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

PARK STERLING CORP

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, which gives entities the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more likely than not that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required.

The Company performed the qualitative assessment as outlined in ASU 2011-08 in assessing the carrying value of goodwill related to its acquisitions as of October 1, 2016, its annual test date, and determined that it was unlikely that the fair value was less than the carrying amount and that no further testing or impairment charge was necessary. Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the October 1, 2016 evaluation that caused the Company to perform an interim review of the carrying value of goodwill related to any of its acquisitions.

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

Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets generally is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company is subject to U.S. Federal income tax as well as state and local income tax in several jurisdictions. Tax years 2013 through 2015 remain open to examination by the Federal and state taxing authorities as of December 31, 2016. Interest and penalties related to income taxes are recognized in the Consolidated Statements of Income as a component of noninterest expense.

Per Share Results - Basic earnings per common share is computed based on the weighted-average number of shares outstanding during each period. Diluted earnings per common share reflect the additional shares that would have been outstanding if diluted potential shares had been issued.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below in each case as of December 31,:

	2016	2015	2014

Weighted-average number of common shares outstanding excluding unvested restricted shares	52,450,780	43,939,039	43,924,457

Effect of dilutive stock options and unvested shares	399,837	365,849	322,543

Weighted-average number of common shares and dilutive potential common shares outstanding	52,850,617	44,304,888	44,247,000

At December 31, 2016, there were 1,405,515 stock options and 405,732 restricted shares outstanding. Dilutive stock options and restricted shares totaled 297,264 and 102,573 at December 31, 2016, respectively. At December 31, 2015, there were 2,094,493 stock options and 959,305 restricted shares outstanding. Dilutive stock options and restricted shares totaled 267,138 and 98,712 December 31, 2015, respectively. At December 31, 2014, there were 2,162,340 stock options and 921,095 restricted shares outstanding. Dilutive stock options and restricted shares totaled 243,617 and 78,925 at December 31, 2014, respectively. See Note 19 – Employee and Director Benefit Plans for more information.

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

The compensation expense for share-based compensation plans was $1.4 million, $1.2 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Cash flows from cash flow hedges are classified in the same category as the cash flows from the items being hedged. Derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the cash flow hedge. If it is determined that a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. See Note 16 – Derivative Financial Instruments and Hedging Activities.

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

PARK STERLING CORP

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminated from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both unusual in nature and infrequently occurring. The guidance became effective for the Company for interim and annual reporting periods beginning after December 15, 2015. The adoption of this standard had no effect on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amended the consolidation requirements in ASC 810 Consolidation. The amendments change the consolidation analysis required under U.S. GAAP, and modify how variable interests held by a reporting entity’s related parties affect its consolidation conclusions. The amendments became effective for the Company for interim and annual reporting periods beginning after December 15, 2015. Adoption of this standard had no effect on the Company’s financial statements.

During the first quarter of 2016, the Company also adopted ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-300: Simplifying the Presentation of Debt Issuance Costs)” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance was effective for fiscal years beginning after December 31, 2015 and interim periods within that year. This guidance did not have a material effect on the Company’s financial statements.

During the first quarter of 2016, the Company adopted ASU 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in ASU 2015-16 were effective for fiscal years beginning after December 15, 2015. This guidance did not have a material effect on the Company’s financial statements.

During the fourth quarter of 2016, the Company early adopted, with an effective date of January 1, 2016, ASU 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve accounting for share-based payment award transactions. ASU 2016-09 simplifies share-based transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. During the fourth quarter, the Company recognized an income tax benefit of $798 thousand, representing excess tax benefits that previously would have been recognized, under the former standard, in additional paid in capital. The early adoption favorably impacted both basic and diluted earnings per share by $0.02 for the year; such amount was recorded in the fourth quarter as the impact on prior quarters was not material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We are currently analyzing our noninterest income to determine the impact of this new standard; but we do not expect the changes will have a significant impact on our financial statements.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Financial reporting for organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases. The Company is currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments:  (“ASU 2016-15”). ASU 2016-15 addresses eight classification issues related to the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard's provisions using a retrospective transition method to each period presented.  The Company does not believe this guidance will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – BUSINESS COMBINATIONS

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

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The assets acquired and liabilities assumed from First Capital were recorded at their fair value as of the closing date of the merger. Fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values became available. Goodwill of $34.5 million was initially recorded at the time of the acquisition. As a result of refinements to the fair value mark on nonmarketable equity securities, deferred tax asset, other assets and other liabilities, goodwill as indicated below is $0.4 million less than the goodwill estimated at the time of acquisition; these refinements had no impact on the statement of income. The following table summarizes the consideration paid by the Company in the merger with First Capital and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded	Fair Value and Other
	by	Merger Related	As Recorded
	First Capital	Adjustments	by the Company
Consideration Paid
Cash			$25,834
Fair value of shares issued			61,313

Fair Value of Total Consideration Transferred			$87,147

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$13,767	$-	$13,767
Securities	77,404	69	77,473
Nonmarketable equity securities	4,161	27	4,188
Loans, net of allowance	500,265	(56)	500,209
Premises and equipment	11,699	(393)	11,306
Core deposit intangibles	-	3,700	3,700
Interest receivable	1,856	-	1,856
Bank owned life insurance	10,216	-	10,216
Deferred tax asset	3,956	(950)	3,006
Other assets	2,962	(183)	2,779

Total assets acquired	626,286	2,214	628,500

Deposits	506,060	1,683	507,743
Federal Home Loan Bank advances	45,000	503	45,503
Junior Subordinated Debt	9,963	(1,372)	8,591
Short term borrowings	7,621	-	7,621
Other liabilities	5,994	20	6,014

Total liabilities assumed	574,638	834	575,472

Total identifiable assets	$51,648	$1,380	$53,028

Goodwill resulting from acquisition			$34,119

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 4 – INVESTMENTS

The amortized cost and fair value of investment securities available-for-sale and securities held-to-maturity, with gross unrealized gains and losses, at December 31 follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2016
Securities available-for-sale:
U.S. Government agencies	$-	$-	$-	$-
Municipal securities	12,731	588	-	13,319
Residential agency pass-through securities	194,175	945	(2,355)	192,765
Residential collateralized mortgage obligations	93,980	615	(185)	94,410
Commercial mortgage-backed obligations	15,912	-	(415)	15,497
Asset-backed securities	84,955	211	(1,215)	83,951
Corporate and other securities	1,479	-	(159)	1,320
Equity securities	1,250	-	(11)	1,239
Total securities available-for-sale	$404,482	$2,359	$(4,340)	$402,501

Securities held-to-maturity:
Residential agency pass-through securities	$34,063	$537	$(47)	$34,553
Residential collateralized mortgage obligations	6,730	87	-	6,817
Commercial mortgage-backed obligations	46,851	526	-	47,377
Asset-backed securities	4,108	-	(27)	4,081
Total securities held-to-maturity	$91,752	$1,150	$(74)	$92,828

2015
Securities available-for-sale:
U.S. Government agencies	$503	$11	$-	$514
Municipal securities	14,049	747	-	14,796
Residential agency pass-through securities	130,041	1,500	(81)	131,460
Residential collateralized mortgage obligations	151,928	646	(943)	151,631
Commercial mortgage-backed obligations	4,856	-	(100)	4,756
Asset-backed securities	79,941	104	(925)	79,120
Corporate and other securities	1,463	37	-	1,500
Equity securities	1,250	-	(93)	1,157
Total securities available-for-sale	$384,031	$3,045	$(2,142)	$384,934

Securities held-to-maturity:
Residential agency pass-through securities	$41,012	$831	$(53)	$41,790
Residential collateralized mortgage obligations	7,723	69	-	7,792
Commercial mortgage-backed obligations	54,028	-	(1,367)	52,661
Asset-backed securities	5,394	-	(8)	5,386
Total securities held-to-maturity	$108,157	$900	$(1,428)	$107,629

In 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive pre-tax income in the accompanying balance sheet as of December 31, 2015 totaled $1.7 million. This amount was amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $54.0 million is higher than the $52.3 million carrying value of the securities as of December 31, 2015. There were no transfers of securities during the years ended December 31, 2016 and 2015.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

At December 31, 2016 and 2015, investment securities with a fair market value of $152.2 million and $154.9 million, respectively, were pledged to secure repurchase agreements, to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At December 31, 2016 and 2015, commercial mortgage-backed obligations include $56.7 million and $51.1 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the United States government, and $6.0 million of private-label securities collateralized by commercial properties.

At December 31, 2016 and 2015, included within the asset-backed securities balance of $85 million are collateralized loan obligations totaling $33.9 million at December 31, 2016 and $43.8 million at December 31, 2015. Included in these amounts are $4.1 million and $5.4 million of a security equally collateralized by the Federal Family Education loan Program and Private Student Loan Programs as of December 31, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity aggregated by maturity at December 31, 2016 is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency-pass through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency-pass through securities and residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

	December 31, 2016
	Amortized	Fair
	Cost	Value
Securities available-for-sale:
U.S. Government agencies
Due under one year	$-	$-
Municipal securities
Due after five years through ten years	5,823	6,023
Due after ten years	6,908	7,296
Residential agency pass-through securities
Due after five years through ten years	17,320	17,789
Due after ten years	176,855	174,976
Residential collateralized mortgage obligations
Due after five years through ten years	14,723	14,742
Due after ten years	79,257	79,668
Commercial mortgage-backed obligations
Due after one year through five years	7,476	7,297
Due after ten years	8,436	8,200
Asset-backed securities
Due after five years through ten years	23,304	22,755
Due after ten years	61,651	61,196
Corporate and other securities
Due after ten years	1,479	1,320
Equity securities
Due after ten years	1,250	1,239
Total securities available-for-sale	$404,482	$402,501

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$34,063	$34,553
Residential collateralized mortgage obligations
Due after ten years	6,730	6,817
Commercial mortgage-backed obligations
Due after five years through ten years	46,851	47,377
Asset-backed securities
Due after ten years	4,108	4,081
Total securities held-to-maturity	$91,752	$92,828

Sales of investment securities available-for-sale for the years ended December 31, 2016, 2015 and 2014 are as follows:

	December 31,
	2016	2015	2014
Proceeds from sales	$65,695	$3,095	$161,434
Gross realized gains	94	54	427
Gross realized losses	(181)	-	(247)

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at December 31, 2016 and 2015. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At December 31, 2016, there are 6 securities in a loss position for twelve months or more. At December 31, 2015, 18 securities were in a loss position for twelve months or more.

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Securities available-for-sale:
Residential agency mortgage-backed securities	$-	$-	$138,759	$(2,355)	$138,759	$(2,355)
Residential collateralized mortgage obligations	-	-	30,650	(185)	30,650	(185)
Commercial mortgage-backed obligations	-	-	15,497	(415)	15,497	(415)
Asset-backed securities	23,539	(385)	37,580	(830)	61,119	(1,215)
Equity securities	-	-	1,320	(170)	1,320	(170)

Total temporarily impaired available-for-sale securities	$23,539	$(385)	$223,806	$(3,955)	$247,345	$(4,340)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$-	$-	$3,830	$(47)	$3,830	$(47)
Commercial mortgage-backed obligations	-	-	-	-	-	-
Asset-backed securities	4,081	(27)	-	-	4,081	(27)

Total temporarily impaired held-to-maturity securities	$4,081	$(27)	$3,830	$(47)	$7,911	$(74)

December 31, 2015
Securities available-for-sale:
Residential agency mortgage-backed securities	$14,785	$(37)	$3,489	$(44)	$18,274	$(81)
Residential collateralized mortgage obligations	43,563	(306)	27,718	(637)	71,281	(943)
Commercial mortgage-backed obligations	4,756	(100)	-	-	4,756	(100)
Asset-backed securities	18,651	(190)	45,263	(735)	63,914	(925)
Equity securities	1,157	(93)	-	-	1,157	(93)

Total temporarily impaired available-for-sale securities	$82,912	$(726)	$76,470	$(1,416)	$159,382	$(2,142)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$4,456	$(53)	$-	$-	4,456	(53)
Commercial mortgage-backed obligations	18,736	(370)	33,925	(997)	52,661	(1,367)
Asset-backed securities	-	-	5,386	(8)	5,386	(8)

Total temporarily impaired held-to-maturity securities	$23,192	$(423)	$39,311	$(1,005)	$62,503	$(1,428)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as the investments in five statutory trusts. These investments totaled $17.5 million and $11.4 million at December 31, 2016 and 2015, respectively. Included in these amounts were $14.9 million and $10.0 million of FHLB stock at December 31, 2016 and 2015, respectively. All nonmarketable equity securities were evaluated for impairment as of December 31, 2016 and 2015. The following factors have been considered in determining the carrying amount of FHLB stock: (1) management’s current belief that the Company has sufficient liquidity to meet all operational needs in the foreseeable future and would not need to dispose of the stock below recorded amounts, (2) management’s belief that the FHLB has the ability to absorb economic losses given the expectation that the FHLB has a high degree of government support and (3) redemptions and purchases of the stock are at the discretion of the FHLB. At December 31, 2016 and 2015, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments and, therefore, the investments were not impaired.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio was comprised of the following at December 31:

	2016			2015
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$3,920	$383,481	$387,401	$4,825	$242,082	$246,907
Commercial real estate (CRE) - owner-occupied	15,401	352,152	367,553	21,388	309,834	331,222
CRE - investor income producing	30,700	712,407	743,107	32,371	473,739	506,110
AC&D - 1-4 family construction	-	82,707	82,707	465	31,797	32,262
AC&D - lots, land, & development	8,074	97,288	105,362	4,797	39,614	44,411
AC&D - CRE	-	194,732	194,732	-	87,452	87,452
Other commercial	1,962	10,938	12,900	1,870	6,731	8,601
Total commercial loans	60,057	1,833,705	1,893,762	65,716	1,191,249	1,256,965

Consumer:
Residential mortgage	21,472	239,049	260,521	23,420	200,464	223,884
Home equity lines of credit (HELOC)	1,088	175,711	176,799	1,580	155,798	157,378
Residential construction	2,470	56,590	59,060	3,685	68,486	72,171
Other loans to individuals	368	18,537	18,905	516	28,300	28,816
Total consumer loans	25,398	489,887	515,285	29,201	453,048	482,249
Total loans	85,455	2,323,592	2,409,047	94,917	1,644,297	1,739,214
Deferred fees	-	3,139	3,139	-	2,601	2,601
Total loans, net of deferred fees	$85,455	$2,326,731	$2,412,186	$94,917	$1,646,898	$1,741,815

At December 31, 2016 and 2015, the Company had sold participations in loans aggregating $20.2 million and $12.5 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. In addition, as part of the Provident Community merger, the Company serviced $2.3 million and $2.8 million residential mortgage loans for the benefit of others as of December 31, 2016 and 2015, respectively.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few loans have been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. Total loans sold with limited recourse in 2016 and 2015 was $114 million and $98.7 million, respectively.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date that are included in the consolidated balance sheet at December 31, 2016 and 2015 were as follows:

	2016			2015
	PCI loans	Purchased Performing loans	Total	PCI loans	Purchased Performing loans	Total
Outstanding principal balance	$109,805	$542,269	$652,074	$120,958	$282,081	$403,039
Carrying amount:
Commercial and industrial	3,920	47,958	51,878	4,825	6,345	11,170
CRE - owner-occupied	15,401	95,891	111,292	21,388	82,204	103,592
CRE - investor income producing	30,700	191,681	222,381	32,371	49,105	81,476
AC&D - 1-4 family construction	-	14,336	14,336	465	-	465
AC&D - lots, land, & development	8,074	33,700	41,774	4,797	3,432	8,229
AC&D - CRE	-	17,267	17,267	-	-	-
Other commercial	1,962	1,286	3,248	1,870	333	2,203
Residential mortgage	21,472	60,880	82,352	23,420	69,632	93,052
HELOC	1,088	73,870	74,958	1,580	69,577	71,157
Residential construction	2,470	908	3,378	3,685	1,642	5,327
Other loans to individuals	368	1,067	1,435	516	1,468	1,984
	$85,455	$538,844	$624,299	$94,917	$283,738	$378,655

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Georgia and Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate including construction loans and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At December 31, 2016 and December 31, 2015, the Company had no loans outstanding with non-United States entities.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the year ended December 31, 2016
Allowance for Loan Losses, excluding PCI:
Balance, beginning of year	$1,821	$1,135	$2,099	$-	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064
Provision for loan losses	920	157	449		280	(37)	805	56	142	(15)	(37)	(205)	2,515
Charge-offs	(80)	(8)	-		-	(32)	-		(48)	(134)	(19)	(73)	(394)
Recoveries	59	2	35		40	317	-	1	75	203	30	178	940
Net (charge-offs) recoveries	(21)	(6)	35	-	40	285	-	1	27	69	11	105	546
Ending balance	$2,720	$1,286	$2,583	$-	$567	$526	$1,484	$126	$841	$1,391	$435	$166	$12,125

PCI Impairment Allowance for Loan Losses:
Balance, beginning of year	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI impairment charge-offs	(3)		(15)	-	-	-	-	-	(14)	(10)	-	-	(42)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(3)	-	(15)	-	-	-	-	-	(14)	(10)	-	-	(42)
Reversal of PCI impairment	3	-	15	-	-	-	-	-	14	10	-	-	42
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	3	-	15	-	-	-	-	-	14	10	-	-	42
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$2,720	$1,286	$2,583	$-	$567	$526	$1,484	$126	$841	$1,391	$435	$166	$12,125

For the year ended December 31, 2015
Allowance for Loan Losses, excluding PCI:
Balance, beginning of year	$1,563	$721	$1,751	$-	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262
Provision for loan losses	338	413	116		(219)	(661)	284	76	307	(242)	32	145	589
Charge-offs	(213)	-	(34)		-	-	-	(39)	(176)	(184)	(129)	(56)	(831)
Recoveries	133	1	266		8	348	-	-	98	112	16	62	1,044
Net (charge-offs) recoveries	(80)	1	232	-	8	348	-	(39)	(78)	(72)	(113)	6	213
Ending balance	$1,821	$1,135	$2,099	$-	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

PCI Impairment Allowance for Loan Losses:
Balance, beginning of year	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	-	(96)	-	-	-	(186)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	(51)	-	(39)	-	-	-	-	-	(96)	-	-	-	(186)
Reversal of PCI impairment	51	-	39	-	-	-	-	-	96	-	-	-	186
Benefit attributable to FDIC loss share agreements	-	-	(22)	-	-	-	-	-	(30)	-	-	-	(52)
Total provision for loan losses charged to operations	51	-	17	-	-	-	-	-	66	-	-	-	134
Provision for loan losses recorded through FDIC loss share receivable	-	-	22	-	-	-	-	-	30	-	-	-	52
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,821	$1,135	$2,099	$-	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

For the year ended December 31, 2014
Allowance for Loan Losses, excluding PCI:
Balance, beginning of year	$1,491	$399	$1,797	$-	$839	$1,751	$299	$25	$358	$1,050	$390	$72	$8,471
Provision for loan losses	(254)	252	123		(464)	(2,871)	96	6	48	1,384	296	29	(1,355)
Charge-offs	(161)	(193)	(292)	-	(15)	(16)	-	-	(161)	(852)	(201)	(50)	(1,941)
Recoveries	487	263	123	-	98	1,727	-	1	198	69	57	64	3,087
Net (charge-offs) recoveries	326	70	(169)	-	83	1,711	-	1	37	(783)	(144)	14	1,146
Ending balance	$1,563	$721	$1,751	$-	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262

PCI Impairment Allowance for Loan Losses:
Balance, beginning of year	$-	$-	$360	$-	$-	$-	$-	$-	$-	$-	$-	$-	$360
PCI impairment charge-offs	-	-	(6)	-	-	-	-	-	(1)	(144)	-	-	(151)
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	(6)	-	-	-	-	-	(1)	(144)	-	-	(151)
PCI provision for loan losses	-	-	(354)	-	-	-	-	-	1	144	-	-	(209)
Benefit attributable to FDIC loss share agreements	-	-	278	-	-	-	-	-	-	-	-	-	278
Total provision for loan losses charged to operations	-	-	(76)	-	-	-	-	-	1	144	-	-	69
Provision for loan losses recorded through FDIC loss share receivable	-	-	(278)	-	-	-	-	-	-	-	-	-	(278)
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$1,563	$721	$1,751	$-	$458	$591	$395	$32	$443	$1,651	$542	$115	$8,262

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at December 31, 2016 and 2015.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D	AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At December 31, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$178	$20	$-	$198
Collectively evaluated for impairment	2,720	1,286	2,583	-	567	526	1,484	126	841	1,213	415	166	11,927
	2,720	1,286	2,583	-	567	526	1,484	126	841	1,391	435	166	12,125
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,720	$1,286	$2,583	$-	$567	$526	$1,484	$126	$841	$1,391	$435	$166	$12,125

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$1,006	$1,951	$-	$-	$622	$-	$211	$2,014	$2,392	$243	$-	$8,439
Collectively evaluated for impairment	383,481	351,146	710,456	-	82,707	96,666	194,732	10,727	237,035	173,319	56,347	18,537	2,315,153
	383,481	352,152	712,407	-	82,707	97,288	194,732	10,938	239,049	175,711	56,590	18,537	2,323,592
Purchased credit-impaired	3,920	15,401	30,700	-	-	8,074	-	1,962	21,472	1,088	2,470	368	85,455
Total	$387,401	$367,553	$743,107	$-	$82,707	$105,362	$194,732	$12,900	$260,521	$176,799	$59,060	$18,905	$2,409,047

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D		AC&D-1-4 family construction	AC&D- lots, land, & development	AC&D- CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At December 31, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	#	-	$-	$-	$-	$-	$-	$192	$-	$-	$192
Collectively evaluated for impairment	1,821	1,135	2,099		-	247	278	679	69	672	1,145	461	266	8,872
	1,821	1,135	2,099		-	247	278	679	69	672	1,337	461	266	9,064
Purchased credit-impaired	-	-	-		-	-	-	-	-	-	-	-	-	-
Total	$1,821	$1,135	$2,099		$-	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$1,266	$440		$-	$-	$723	$-	$-	$1,304	$1,381	$238	$-	$5,352
Collectively evaluated for impairment	242,082	308,568	473,299		-	31,797	38,891	87,452	6,731	199,160	154,417	68,248	28,300	1,638,945
	242,082	309,834	473,739		-	31,797	39,614	87,452	6,731	200,464	155,798	68,486	28,300	1,644,297
Purchased credit-impaired	4,825	21,388	32,371		-	465	4,797	-	1,870	23,420	1,580	3,685	516	94,917
Total	$246,907	$331,222	$506,110		$-	$32,262	$44,411	$87,452	$8,601	$223,884	$157,378	$72,171	$28,816	$1,739,214

PARK STERLING CORP

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The historical look back period utilized by management for all loan types was 15 quarters for both 2016 and 2015.

The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the acquired purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. This analysis indicated a need for a $257 thousand and $178 thousand provision for loan losses for the acquired purchased performing portfolio at December 31, 2016 and 2015, respectively. The remaining mark on the acquired purchased performing loan portfolio was $3.4 million and $2.1 million at December 31, 2016 and 2015, respectively.

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

PARK STERLING CORP

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

There were no outstanding reserves on PCI loans as of December 31, 2016 and 2015.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both December 31, 2016 and 2015, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of December 31, 2016 and 2015, by loan class and by credit quality indicator.

	As of December 31, 2016

	Commercial		CRE-Investor	AC&D-1-4	AC&D- lots,
	and	CRE-Owner	Income	family	land, &		Other	Total
	Industrial	Occupied	Producing	construction	development	AC&D- CRE	Commercial	Commercial
Pass	$378,592	$356,215	$735,698	$82,708	$102,147	$194,733	$12,568	$1,862,661
Special mention	7,229	7,779	3,276	-	2,727	-	-	21,011
Classified	1,580	3,560	4,133	-	489	-	331	10,093
Total	$387,401	$367,554	$743,107	$82,708	$105,363	$194,733	$12,899	$1,893,765

	Residential		Residential	Other Loans to				Total
	Mortgage	HELOC	Construction	Individuals				Consumer
Pass	$252,934	$168,461	$58,487	$18,712	-	-	-	$498,594
Special mention	4,707	5,732	312	14	-	-	-	10,765
Classified	2,880	2,607	262	180	-	-	-	5,929
Total	$260,521	$176,800	$59,061	$18,906	-	-	-	$515,288
Total Loans								$2,409,053

	As of December 31, 2015

	Commercial		CRE-Investor	AC&D-1-4	AC&D- lots,
	and	CRE-Owner	Income	family	land, &		Other	Total
	Industrial	Occupied	Producing	construction	development	AC&D- CRE	Commercial	Commercial
Pass	$243,228	$316,706	$500,964	$32,262	$43,454	$87,452	$8,467	$1,232,533
Special mention	3,571	11,986	3,824	-	404	-	-	19,785
Classified	108	2,530	1,322	-	553	-	134	4,647
Total	$246,907	$331,222	$506,110	$32,262	$44,411	$87,452	$8,601	$1,256,965

	Residential		Residential	Other Loans to				Total
	Mortgage	HELOC	Construction	Individuals				Consumer
Pass	$217,463	$150,217	$71,225	$28,762	-	-	-	$467,667
Special mention	4,690	6,213	457	23	-	-	-	11,383
Classified	1,731	948	489	31	-	-	-	3,199
Total	$223,884	$157,378	$72,171	$28,816	-	-	-	$482,249
Total Loans								$1,739,214

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans - The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of accruing status, the associated discount on these loan pools results in income recognition. The following table presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of December 31, 2016 and 2015.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of December 31, 2016
Commercial:
Commercial and industrial	$587	$7	$167	$3,920	$382,720	$387,401
CRE - owner-occupied	-	-	385	15,401	351,767	367,553
CRE - investor income producing	169	1,391	1,826	30,700	709,021	743,107
AC&D - 1-4 family construction	-	-	-	-	82,707	82,707
AC&D - lots, land, & development	-	-	-	8,074	97,288	105,362
AC&D - CRE	-	-	-	-	194,732	194,732
Other commercial	-	-	211	1,962	10,727	12,900
Total commercial loans	756	1,398	2,589	60,057	1,828,962	1,893,762

Consumer:
Residential mortgage	328	69	2,940	21,472	235,712	260,521
HELOC	80	1,176	886	1,088	173,569	176,799
Residential construction	8	335	509	2,470	55,738	59,060
Other loans to individuals	46	3	24	368	18,464	18,905
Total consumer loans	462	1,583	4,359	25,398	483,483	515,285
Total loans	$1,218	$2,981	$6,948	$85,455	$2,312,445	$2,409,047

As of December 31, 2015
Commercial:
Commercial and industrial	$18	$28	$78	$4,825	$241,958	$246,907
CRE - owner-occupied	1,273	-	176	21,388	308,385	331,222
CRE - investor income producing	-	-	1,369	32,371	472,370	506,110
AC&D - 1-4 family construction	-	-	-	465	31,797	32,262
AC&D - lots, land, & development	-	-	-	4,797	39,614	44,411
AC&D - CRE	-	-	-	-	87,452	87,452
Other commercial	-	212	-	1,870	6,519	8,601
Total commercial loans	1,291	240	1,623	65,716	1,188,095	1,256,965

Consumer:
Residential mortgage	48	1,037	1,023	23,420	198,356	223,884
HELOC	132	139	204	1,580	155,323	157,378
Residential construction	12	-	306	3,685	68,168	72,171
Other loans to individuals	284	51	-	516	27,965	28,816
Total consumer loans	476	1,227	1,533	29,201	449,812	482,249
Total loans	$1,767	$1,467	$3,156	$94,917	$1,637,907	$1,739,214

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Impaired Loans – For all classes of loans, except PCI loans, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a TDR. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	December 31, 2016			December 31, 2015
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses

Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	995	1,078	-	1,266	1,312	-
CRE - investor income producing	1,481	1,489	-	440	440	-
AC&D - lots, land, & development	622	748	-	723	842	-
Other commercial	211	211	-	-	-	-
Total commercial loans	3,309	3,526	-	2,429	2,594	-
Consumer:
Residential mortgage	2,052	2,077	-	1,304	1,339	-
HELOC	1,183	1,190	-	157	278	-
Residential construction	-	-	-	238	376	-
Total consumer loans	3,235	3,267	-	1,699	1,993	-
Total impaired loans with no related allowance recorded	$6,544	$6,793	$-	$4,128	$4,587	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	463	463	2	-	-	-
AC&D - lots, land, & development	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	463	463	2	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-	-
HELOC	1,224	1,248	176	1,224	1,248	192
Residential construction	243	243	20	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,467	1,491	196	1,224	1,248	192
Total impaired loans with an allowance recorded	$1,930	$1,954	$198	$1,224	$1,248	$192

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	995	1,078	-	1,266	1,312	-
CRE - investor income producing	1,944	1,952	2	440	440	-
AC&D - lots, land, & development	622	748	-	723	842	-
Other commercial	211	211	-	-	-	-
Total commercial loans	3,772	3,989	2	2,429	2,594	-
Consumer:
Residential mortgage	2,052	2,077	-	1,304	1,339	-
HELOC	2,407	2,438	176	1,381	1,526	192
Residential construction	243	243	20	238	376	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	4,702	4,758	196	2,923	3,241	192

Total Impaired Loans Individually Reviewed for Impairment	$8,474	$8,747	$198	$5,352	$5,835	$192

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The average recorded investment and interest income recognized on impaired loans, by class, for the years ended December 31, 2016, 2015 and 2014 is shown in the table below.

	December 31, 2016		December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$180	$-	$-	$-	$382	$19
CRE - owner-occupied	1,125	7	2,082	-	2,090	54
CRE - investor income producing	1,125	-	567	23	620	24
AC&D - lots, land, & development	675	36	896	52	1,034	98
Other Construction	-	-	-	-	-	-
Other commercial	169	8	-	-	60	4
Total commercial loans	3,274	51	3,545	75	4,186	199
Consumer:
Residential mortgage	1,855	22	941	5	1,689	31
HELOC	522	1	381	9	1,390	19
Residential construction	105	-	260	-	80	-
Other loans to individuals	-	-	-	-	23	1
Total consumer loans	2,482	23	1,582	14	3,182	51
Total impaired loans with no related allowance recorded	$5,756	$74	$5,127	$89	$7,368	$250

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$224	$-
CRE - owner-occupied	-	-	-	-	695	20
CRE - investor income producing	187	23	-	-	1,052	9
AC&D - 1-4 family construction	-	-	-	-	19	-
AC&D - lots, land, & development	-	-	73	3	243	16
Other commercial	-	-	-	-	176	8
Total commercial loans	187	23	73	3	2,409	53
Consumer:
Residential mortgage	55	-	542	18	1,825	42
HELOC	1,225	41	1,225	41	1,597	29
Residential construction	145	-	-	-	267	1
Other loans to individuals	-	-	-	-	42	4
Total consumer loans	1,425	41	1,767	59	3,731	76
Total impaired loans with an allowance recorded	$1,612	$64	$1,840	$62	$6,140	$129

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$180	$-	$-	$-	$606	$19
CRE - owner-occupied	1,125	7	2,082	-	2,785	74
CRE - investor income producing	1,312	23	567	23	1,672	33
AC&D - 1-4 family construction	-	-	-	-	19
AC&D - lots, land, & development	675	36	969	55	1277	114
Other commercial	169	8	-	-	236	12
Total commercial loans	3,461	74	3,618	78	6,595	252
Consumer:
Residential mortgage	1,910	22	1,483	23	3,514	73
HELOC	1,747	42	1,606	50	2,987	48
Residential construction	250	-	260	-	347	1
Other loans to individuals	-	-	-	-	65	5
Total consumer loans	3,907	64	3,349	73	6,913	127

Total Impaired Loans Individually Reviewed for Impairment	$7,368	$138	$6,967	$151	$13,508	$379

Other Impaired Loans	$-	$-	$2,798	$39	$-	$-

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

During the year ended December 31, 2016, the Company recognized $297 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the year ended December 31, 2015, the Company recognized $190 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the year ended December 31, 2014, the Company recognized $379 thousand of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired.

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is a probable loss or when there is reasonable doubt that all principal and interest will be collected, or when it is over 90 days past due. At December 31, 2016 and 2015, there were $1.2 million and $1.2 million, respectively, in loans past due 90 days or more and accruing interest. These loans are secured and considered fully collectible at December 31, 2016 and 2015. The recorded investment in nonaccrual loans at December 31, 2016 and 2015 follows:

	2016	2015
Commercial:
Commercial and industrial	$167	$97
CRE - owner-occupied	1,085	1,266
CRE - investor income producing	2,193	318
AC&D - lots, land, & development	33	6
Other commercial	210	-
Total commercial loans	3,688	1,687
Consumer:
Residential mortgage	2,458	1,333
HELOC	2,312	762
Residential construction	242	467
Other loans to individuals	119	77
Total consumer loans	5,131	2,639
Total nonaccrual loans	$8,819	$4,326

Interest income included in the results of operations for 2016, 2015 and 2014, with respect to loans that subsequently went to nonaccrual, totaled $74 thousand, $78 thousand and $158 thousand, respectively. If interest on these loans had been accrued in accordance with their original terms, interest income would have increased by $1.1 million, $1.0 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $109.8 million and a carrying value of $85.5 million at December 31, 2016. PCI loans had an unpaid principal balance of $121.0 million and a carrying value of $94.9 million at December 31, 2015. PCI loans represented 2.6% and 3.8% of total assets at December 31, 2016 and 2015, respectively. Determining the fair value of the PCI loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from acquired companies.

In conjunction with the First Capital acquisition, the PCI loan portfolio was accounted for at fair value as follows:

1/1/2016

Contractual principal and interest at acquisition	$23,023
Nonaccretable difference	(3,120)
Expected cash flows at acquisition	19,903
Accretable yield	(1,663)

Basis in PCI loans at acquisition - estimated fair value	$18,240

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2016, 2015 and 2014 follows.

Accretable yield table
	2016	2015	2014
Accretable yield, beginning of year	$32,509	$40,540	$39,249
Addition from acquisitions	1,663	-	5,589
Interest income	(11,247)	(12,603)	(15,766)
Reclassification of nonaccretable difference due to improvement in expected cash flows	5,135	4,258	9,886
Other changes, net	1,548	314	1,582
Accretable yield, end of year	$29,608	$32,509	$40,540

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

The Company allocated $198 thousand and $192 thousand, respectively, of specific reserves to customers whose loan terms have been modified in a TDR as of December 31, 2016 and December 31, 2015. As of December 31, 2016, the Company had 11TDR loans totaling $2.9 million, of which $374 thousand are nonaccrual loans. As of December 31, 2015, the Company had 14 TDR loans totaling $3.3 million, of which $466 thousand are nonaccrual loans.

The following table presents a breakdown of the types of concessions made by loan class during the twelve-month period ended December 31, 2016 and 2015:

	Year ended December 31, 2016			Year ended December 31, 2015
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
AC&D- lots, land & development	1	$226	$166	-	$-	$-
Total	1	226	166	-	-	-

Extended payment terms:
AC&D- lots, land & development	1	$407	$456	-	$-	$-
Commercial and industrial	-	-	-	1	15	15
CRE- owner occupied	-	-	-	1	206	206
CRE- investor income producing	1	92	86	1	84	84
Other commercial	1	165	120	-	-	-
Residential mortgage	1	823	552	1	12	12
HELOC	1	1,250	1,224	-	-	-
Total	5	2,737	2,438	4	317	317

Total	6	$2,963	$2,604	4	$317	$317

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given.  These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest.  The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans.  TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs.  TDRs having a book balance of less than $150,000, along with other impaired loans of similar size, are measured in a pooled approach utilizing loss given default and probability of default parameters.  TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms, which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit.   As of December 31, 2016, the Company has one commercial TDR with a reduced interest rate and three commercial TDRs where an extension of maturities was granted. All commercial TDRs are paying according to the terms of the modification as of December 31, 2016.

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given.  These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms.  The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification.  TDRs like other impaired loans are measured based on discounted cash flows or collateral value, less anticipated selling costs, of the modified loan using pre-modified interest rates.  As of December 31, 2016, the Company has two consumer TDRs where an extension of maturities was granted.  All consumer TDRs are paying according to the terms of the modification as of December 31, 2016.

The following table presents loans modified as TDRs within the twelve months ended December 31, 2016 and 2015, and for which there was a payment default during the twelve months ended December 31, 2016 and 2015:

	Twelve months ended December 31, 2016		Twelve months ended December 31, 2015
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Extended payment terms:
CRE- investor income producing	-	$-	1	$84
CRE- owner occupied	1	$202	-	$-
Residential mortgage	-	-	1	12
Total	1	$202	2	$96

The Company does not deem a TDR to be successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended December 31, 2016 and 2015:

	Twelve Months Ended December 31, 2016
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	$-	6	$2,606	2	$286
Total	-	$-	6	$2,606	2	$286

	Twelve Months Ended December 31, 2015
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	-	2	221	2	96
Total	-	$-	2	$221	2	$96

PARK STERLING CORP

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

Loans to Directors, Executive Officers and Their Related Interests

	2016	2015
Balance, beginning of year	$14,404	$14,040
Disbursements	2,806	4,187
Repayments	(1,777)	(3,823)
Balance, end of year	$15,433	$14,404

At December 31, 2016, the Company had pre-approved but unused lines of credit totaling $716 thousand to related parties.

NOTE 6 –FDIC LOSS SHARE AGREEMENTS

In connection with the Citizens South acquisition, the Bank assumed two purchase and assumption agreements with the FDIC that covered approximately $17.7 million of covered loans and $1.2 million of covered OREO as of December 31, 2015. Citizens South acquired these assets in prior transactions with the FDIC.

On August 26, 2016, the Bank entered into an early termination agreement with the FDIC (“Termination Agreement”) pursuant to which it terminated the FDIC loss share agreements associated with both of the purchase and assumption agreements. Under the terms of the Termination Agreement, the Bank made a net payment of $4.4 million to the FDIC as consideration for early termination of the loss share agreements. The early termination resulted in a net one-time after-tax charge of approximately $15 thousand during the third quarter of 2016. As a result of entering into the Termination Agreement, assets that were covered by the loss share agreements, including loans of $15.1 million and other real estate owned of $380 thousand at June 30, 2016, were reclassified as non-covered at September 30, 2016.

All rights and obligations of the Bank and the FDIC under the loss share agreements, including the clawback provisions and the settlement of outstanding loss share claims, were resolved and terminated under the Termination Agreement. The termination of the FDIC loss share agreements had no impact on the yields of the loans previously covered under the agreements. The Bank will recognize all future recoveries, losses and expenses related to the previously covered assets since the FDIC will no longer share in those amounts.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table provides changes in the estimated receivable from the FDIC during 2016 and 2015:

FDIC Loss Share Receivable
	2016	2015

Balance, beginning of period	$943	$3,964
Increase (decrease) in expected losses on loans	35	52
Additional losses to OREO	-	(75)
Reimbursable expenses (income)	(368)	(291)
Amortization discounts and premiums, net	-	(705)
Reimbursements from the FDIC	(610)	(2,002)
Balance, end of period	$-	$943

In relation to the FDIC indemnification asset at December 31, 2015, there was an expected "true-up" with the FDIC related to the loss share agreements described above. The loss share agreements between the Bank and the FDIC each contained a provision that obligated the Company to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks were less than expected. At December 31, 2015, the “true-up” liability was estimated to be $5.7 million and is recorded in other liabilities on the balance sheet.

NOTE 7 - OTHER REAL ESTATE OWNED

The Company owned $2.4 million and $5.5 million in total OREO at December 31, 2016 and 2015, respectively. The portion of OREO covered under the loss share agreements with the FDIC at December 31, 2015 totaled $1.2 million. As described in Note 6 – FDIC Loss Share Agreements, during 2016 the Company terminated these loss share agreements resulting in all remaining covered OREO being transferred to non-covered.

Transactions in OREO for the years ended December 31, 2016 and 2015 are summarized below:

Non-Covered OREO	2016	2015

Beginning balance	$4,211	$8,979
Additions	518	5,128
Transfers from covered to non-covered	380	812
Sales	(2,282)	(10,017)
Writedowns	(389)	(691)
Ending balance	$2,438	$4,211

Covered OREO	2016	2015

Beginning balance	$1,240	$3,011
Additions	-	1,293
Transfers from covered to non-covered	(380)	(812)
Sales	(782)	(2,249)
Writedowns	(78)	(3)
Ending balance	$-	$1,240

As of December 31, 2016, the Company has $2.1 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 8 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31:

	2016	2015
Buildings	$42,124	$35,542
Land	18,335	16,174
Furniture and equipment	16,819	11,030
Leasehold improvements	2,269	2,527
Fixed assets in process	2,069	450
Premises and equipment	81,615	65,723
Accumulated depreciation	(18,535)	(10,065)
Premises and equipment, net	$63,080	$55,658

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $5.1 million, $4.3 million and $3.9 million, respectively. These amounts are included in the occupancy and equipment expense in the Consolidated Statements of Income.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

In accordance with GAAP, the Company does not amortize goodwill. However, core deposit intangible assets are amortized over the estimated life of the asset. At December 31, 2016 and 2015, intangible assets consisted of core deposit premiums, net of accumulated amortization, and amounted to $11.4 million and $9.6 million, respectively. Amortization expense related to the core deposit premium was $1.8 million, $1.4 million, and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization of core deposit intangible assets is computed using the straight-line method over an amortization period of ten years. Estimated amortization expense for the years ending December 31 is as follows (dollars in thousand):

2017	$1,833
2018	$1,833
2019	$1,833
2020	$1,833
2021	$1,765
2022 and thereafter	2,341
$11,438

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. The Company evaluated the carrying value of goodwill as of October 1, 2016, its annual test date, and determined that no impairment charge was necessary. Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the October 1, 2016 evaluation that caused the Company to perform an interim review of the carrying value of goodwill. The following table presents a rollforward of goodwill by acquired bank:

	Community	Citizens	Provident	First
	Capital	South	Community	Capital	Total

Goodwill balance, December 31, 2014	$622	$25,835	$2,783	$-	$29,240
Adjustments	-	-	(43)	-	(43)
Goodwill balance, December 31, 2015	$622	$25,835	$2,740	$-	$29,197
Addition from Acquisition	-	-	-	34,120	34,120
Goodwill balance, December 31, 2016	$622	$25,835	$2,740	$34,120	$63,317

NOTE 10 – DEPOSITS

The following is a summary of deposits at December 31:

	2016	2015
Noninterest bearing demand deposits	$521,295	$350,836
Interest-bearing demand deposits	459,238	407,204
Money market deposits	631,414	500,569
Savings	98,295	89,271
Brokered deposits	149,602	128,390
Certificates of deposit and other time deposits	653,908	476,392
Total deposits	$2,513,752	$1,952,662

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015, were $101.9 million and $73.1 million, respectively. At December 31, 2016, the scheduled maturities of time deposits, which include brokered certificates of deposit, certificates of deposit and other time deposits are as follows:

	Less Than	$250
	$250	Thousand
	Thousand	or More	Total

2017	$80,711	$3,105	$83,816
2018	306,156	48,611	354,767
2019	87,730	16,505	104,235
2020	65,069	5,156	70,225
2021 and greater	98,893	28,492	127,385
Total time deposits	$638,559	$101,869	$740,428

Interest expense on time deposits totaled $5.8 million, $3.2 million and $3.1 million in the years ended December 31, 2016, 2015 and 2014, respectively.

From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as “related parties”). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time. The total amount of related party deposits at December 31, 2016 was $9.6 million.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 11 – BORROWINGS

Borrowings outstanding at December 31, 2016 and 2015 consist of the following:

			2016		2015
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
FHLB Daily Rate Credit (1)	1/6/2017	0.0000%	$-		$10,000
FHLB Fixed Rate Credit	1/6/2017	0.5000%	80,000		80,000
FHLB Fixed Rate Credit	1/12/2017	0.6400%	55,000		40,000
FHLB Fixed Rate Credit	1/12/2017	0.6400%	75,000		-
FHLB Fixed Rate Credit	1/26/2017	0.6300%	75,000		-
FHLB Adjustable Rate Credit (2)	01/07/16	0.3532%	-		10,000
FHLB Adjustable Rate Credit (2)	01/07/16	0.3532%	-		10,000
FHLB Adjustable Rate Credit (3)	01/21/16	0.3567%	-		15,000
FHLB Fixed Rate Hybrid	09/26/16	1.9050%	-		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.0675%	-		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.2588%	-		5,000
FHLB Fixed Rate Hybrid	09/26/16	2.0250%	-		5,000
Total short-term borrowings			285,000	0.60%	185,000	0.23%

Long-term borrowings:
Junior subordinated debt	06/15/36	2.4003%	6,564		6,371
Junior subordinated debt	12/15/35	2.4203%	10,029		9,743
Junior subordinated debt	10/01/36	2.5856%	2,789		2,724
Junior subordinated debt	03/01/37	2.6707%	5,558		5,424
Junior subordinated debt	09/21/36	2.5502%	3,849		-
Subordinated loan (4)	09/01/22	4.8012%	4,712		-
Senior unsecured term loan	12/18/22	4.7500%	29,736		30,000
Total long-term borrowings			63,237	3.73%	54,262	1.20%
Total borrowings			$348,237		$239,262

(1)	Adjustable rate based on three-month LIBOR plus 11 basis points.

(2)	Adjustable rate based on three-month LIBOR plus 3 basis points.

(3)	Adjustable rate based on three-month LIBOR plus 4 basis points.

(4)	Adjustable rate based on one-month LIBOR plus 437.5 basis points

At December 31, 2016, the Company had an additional $386.5 million of credit available from the FHLB, $331.3 million of credit available from the Federal Reserve Discount Window, and $70.0 million of credit available from correspondent banks.

FHLB borrowing agreements provide for lines of credit up to 20% of the Bank’s assets. The FHLB borrowings are collateralized by a blanket pledge arrangement on all residential first mortgage loans, HELOCs and loans secured by multi-family real estate that the Bank owns. At December 31, 2016, the carrying value of loans pledged as collateral to the FHLB and the Federal Reserve totaled $1.0 billion.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

As a result of its mergers, the Company’s capital structure includes trust preferred securities, reflected as junior subordinated debt above, previously issued by the predecessor companies through specially formed trusts. The combined total amount outstanding of the acquired trusts as of December 31, 2016 and December 31, 2015 was $43.3 million ($28.5 million, net of mark to market) and $38.1 million ($24.3 million, net of mark to market), respectively. The proceeds of the sales of the trust preferred securities were used to purchase junior subordinated debt from the predecessor companies, which are presented as junior subordinated debt in the consolidated balance sheets and qualify for inclusion in Tier 1 Capital for regulatory purposes, subject to certain limitations.

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

First Capital previously had formed FCRV Statutory Trust I, an unconsolidated statutory business trust which issued $5.2 million ($3.8 million net of mark to market) of trust preferred securities that were sold to third parties. The trust preferred securities have a LIBOR-indexed floating rate of interest equal to three-month LIBOR plus 1.70% which adjusts, and is payable quarterly. The trust preferred securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the notes mature on September 15, 2036.

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

In connection with the acquisition of First Capital, the Company assumed a variable rate $6.5 million subordinated loan with a financial institution. The outstanding balance at acquisition date was $4.8 million, while the balance outstanding as of December 31, 2016 was $4.7 million. This subordinated loan has a LIBOR-indexed floating rate of interest equal to one-month LIBOR plus 4.375%, and is payable monthly. The interest rate is subject to a ceiling of 9.5%. Principal payments on the loan total $8,000 per month until January 1, 2019, after which principal payments total $100,333 per month until the loan is repaid on September 1, 2022. The loan may be redeemed at par at any time.

In December 2015, the parent company entered into a $30.0 million senior unsecured term loan that matures on December 18, 2022 and has a fixed coupon rate of 4.75% per annum. The loan may be prepaid by the parent company at any time, subject to payment of a “yield maintenance amount” as described in the loan agreement. The loan agreement contains customary representations, warranties, covenants and events of default. At December 31, 2016, the outstanding loan balance was $29.7 million.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 12 – INCOME TAXES

Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of a deferred tax asset (“DTA”) or a liability for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, the Company records a DTA when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.

The significant components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Current tax provision:
Federal	$2,651	$445	$655
State	421	211	195
Total current tax provision	3,072	656	850
Deferred tax provision:
Federal	5,906	5,755	4,646
State	643	1,731	562
Total deferred tax provision	6,549	7,486	5,208
Net provision for income taxes	$9,621	$8,142	$6,058

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended December 31, 2016, 2015 and 2014 are summarized below:

	2016	2015	2014
Tax at the statutory federal rate	$10,349	$8,662	$6,631
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	691	1,262	493
Nondeductible merger expenses	-	-	72
Tax exempt income	(1,278)	(1,332)	(1,299)
Stock-based compensation	(747)	-	-
Other permanent differences	604	(450)	161
Provision for income taxes	$9,620	$8,142	$6,058

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax assets relating to:
Allowance for loan losses	$4,283	$3,241
Net unrealized loss on securities	1,192	631
Net unrealized losses on cash flow hedges	699	1,426
Fair market value adjustments related to mergers	10,742	8,703
Stock based compensation	1,518	2,818
Pre-opening costs and expenses	165	204
Other real estate writedowns	1,066	1,875
Deferred compensation	3,727	3,625
Tax credit carryforwards	3,883	2,576
Net operating loss carryforwards	5,358	5,163
FDIC acquisitions	-	5,827
Accrued incentive compensation	1,442	777
Other	3,393	2,047
Total deferred tax assets	37,468	38,913
Deferred tax liabilities relating to:
Core deposit intangible	(4,140)	(3,537)
Net unrealized gains on securities	-	(334)
Property and equipment	(3,285)	(2,488)
Deferred loan costs	(2,913)	(2,590)
Prepaid expenses	(517)	(405)
Other	(891)	(588)
Total deferred tax liabilities	(11,746)	(9,942)
Net recorded deferred tax asset	$25,722	$28,971

As of December 31, 2016 and December 31, 2015, the Company had a net DTA in the amount of approximately $25.7 million and $29.0 million, respectively. The decrease is primarily the result of $19.9 million in earnings during 2016 offset by the acquired and re-measured DTA of First Capital. The Company reduced its net deferred tax asset as a result of a reduction in the North Carolina corporate income tax rate that was enacted July 23, 2013 but would not go into effect until the North Carolina General Fund tax collections achieved a targeted amount. On August 4, 2016, the North Carolina Secretary of Revenue confirmed that the targeted amount of tax collections had been exceeded and, therefore, the corporate income tax rate would be reduced to 3% effective for tax years beginning on or after January 1, 2017. The lower corporate income tax rate did not have a material impact on either the amount of the deferred tax asset or income tax expense for the year ended December 31, 2016.

The Company evaluates the carrying amount of the DTA quarterly in accordance with the guidance provided in ASC 740, in particular applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined that as of December 31, 2016 and December 31, 2015 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either December 31, 2016 or December 31, 2015.

The Company had a federal net operating loss carryforward of $14.2 million and $24.8 million for the years ended December 31, 2016 and 2015, respectively, which expire in varying amounts through 2033. As a result of several acquisitions since 2011, Section 382 of the Internal Revenue Code (“Section 382”) places an annual limitation on the amount of federal net operating loss carryforwards the Company may utilize. Additionally, Section 382 limits the Company’s ability to utilize certain tax deductions such as realized built in losses (“RBIL”) due to the existence of net unrealized built-in losses at the time of the change in control. The Company is allowed to carryforward any such RBIL under terms similar to those related to net operating losses. The Company expects all Section 382 limited carryforwards to be realized within the acceptable carryforward period.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The Company had state net operating loss carryforwards of $19.7 million and $37.4 million for the years ended December 31, 2016 and 2015, respectively, which expire in varying amounts through 2031.

As of December 31, 2016 and 2015, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties related to income taxes as a component of non-interest expense.

Tax years 2013 through 2015 remain open to examination by the Federal and state taxing authorities as of December 31, 2016.

NOTE 13 – REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank’s mortgage banking division qualifies as a HUD-approved Title II Supervised Mortgagee and issues mortgages insured by the US Department of Housing and Urban Development (“HUD”). A Title II supervised mortgagee must maintain an adjusted net worth equal to a minimum of $1 million, plus 1% of FHA originations in excess of $25 million, up to a maximum of $2.5 million. Possible penalties related to noncompliance with this minimum net worth requirement include the revocation of the Bank’s license to issue HUD-insured mortgages, which may have a material adverse affect on the Company’s financial condition and results of operations. For the years ended December 31, 2016 and 2015, the Bank satisfied the requirement of maintaining $1 million in adjusted net worth.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of different components of capital to risk-weighted assets and average assets. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. In particular, deferred tax assets that are dependent on future taxable income do not qualify for inclusion as core capital based on the capital guidelines of the primary federal supervisory agencies for the Bank and the Company. Under these guidelines, the disallowed portion of deferred tax assets at December 31, 2016 was $3.1 million for the Company and $3.1 million for the Bank and at December 31, 2015 was $4.2 million for the Company and $4.2 million for the Bank.

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

In addition, under the new capital guidelines all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer requirement is being phased in annually beginning January 1, 2016 at the 0.625% level, increasing by that same amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019. When fully phased in, the capital conservation buffer effectively will result in a required minimum common equity Tier 1 capital ratio of at least 7.0%, Tier 1 capital ratio of at least 8.5% and total capital ratio of at least 10.5%. Failure to satisfy the capital buffer requirements will result in increasingly stringent limitations on various types of capital distributions, including dividends, share buybacks and discretionary payments on Tier 1 instruments, and discretionary bonus payments.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The final regulatory capital rules also incorporate these changes in regulatory capital into the prompt corrective action framework, under which the thresholds for “adequately capitalized” banking organizations are equal to the new minimum capital requirements. Under this framework, in order to be considered “well capitalized”, insured depository institutions are required to maintain a Tier 1 leverage ratio of 5%, a common equity Tier 1 risk-based capital measure of 6.5%, a Tier 1 risked-based capital ratio of 8% and a total risk-based capital ratio of 10%. Prompt corrective action provisions are not applicable to bank holding companies.

At both December 31, 2016 and 2015, both the Company and the Bank were in compliance with the required capital ratios, and the Bank was “well capitalized”. As permitted for regulated institutions that are not designated as ”advanced approach” banking organizations (those with assets greater than $250 billion or with foreign exposures greater than $10 billion), the Company made a one-time, permanent election to opt out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Actual and required capital levels at December 31, 2016 and 2015 are presented below:

	Capital Ratios at December 31, 2016
	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$351,007	13.44%	$208,926	8.00%	$274,215	10.50%	$261,158	10.00%
Tier 1 capital (to risk-weighted assets)	338,882	12.98%	156,695	6.00%	221,984	8.50%	208,926	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	338,882	12.98%	117,521	4.50%	182,810	7.00%	169,752	6.50%
Tier 1 capital (to average assets)	338,882	10.77%	125,918	4.00%	125,918	4.00%	157,397	5.00%
Risk Weighted Assets	2,611,576
Average Assets for Tier 1	3,147,940

The Company
Total capital (to risk-weighted assets)	$326,168	12.48%	$208,873	8.00%	$274,145	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	314,043	12.02%	156,654	6.00%	221,927	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	288,594	11.04%	117,491	4.50%	182,764	7.00%	N/A	N/A
Tier 1 capital (to average assets)	314,043	9.92%	125,877	4.00%	125,877	4.00%	N/A	N/A
Risk Weighted Assets	2,613,003
Average Assets for Tier 1	3,165,665

	Capital Ratios at December 31, 2015
	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$268,354	13.86%	$154,840	8.00%	$203,228	10.50%	$193,550	10.00%
Tier 1 capital (to risk-weighted assets)	259,290	13.40%	116,130	6.00%	164,518	8.50%	154,840	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	259,290	13.40%	87,098	4.50%	135,485	7.00%	125,808	6.50%
Tier 1 capital (to average assets)	259,290	10.66%	97,255	4.00%	97,255	4.00%	121,568	5.00%
Risk Weighted Assets	1,935,503
Average Assets for Tier 1	2,431,369

The Company
Total capital (to risk-weighted assets)	$277,669	14.30%	$155,334	8.00%	$203,877	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	268,605	13.83%	116,501	6.00%	165,043	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	251,807	12.97%	87,376	4.50%	135,918	7.00%	N/A	N/A
Tier 1 capital (to average assets)	268,605	11.00%	97,672	4.00%	97,672	4.00%	N/A	N/A
Risk Weighted Assets	1,941,681
Average Assets for Tier 1	2,441,811

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. At December 31, 2016 and 2015, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

On October 29, 2014, the Company announced a common stock repurchase program for up to 2.2 million shares, which expired on November 1, 2016. On October 26, 2016, the Company’s board of directors approved a new share repurchase program for up to 2.65 million shares, effective November 1, 2016. This new share repurchase program, which replaces the program that expired, is effective through November 1, 2018 and permits the Company to effect the repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and other derivative transactions. During 2016, the Company repurchased 725,249 shares of Common Stock at an average price of $9.00 per share and during 2015, the Company repurchased 201,651 shares of Common Stock at an average price of $6.69 per share, in each case in open market transactions under the repurchase programs.

The Company must obtain Federal Reserve Board approval prior to repurchasing its Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after is "well capitalized"; (ii) is “well managed”; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the NC Commissioner nor the Federal Reserve Board have promulgated any regulations specifically limiting the right of the Company to pay dividends or repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank.

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

As part of Citizens South’s Plan of Conversion and Reorganization in May 2002, it established a memo liquidation account in an amount equal to its equity at the time of the conversion of approximately $44 million for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Citizens South Bank after the conversion. In accordance with the memo liquidation account, in the event of a complete liquidation of Citizens South Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. In connection with the Citizens South merger and the subsequent merger of Citizens South Bank into the Bank, the Bank assumed this memo liquidation account. This liquidation account is reviewed and adjusted annually. The value of the liquidation account was $4.2 million at December 31, 2016 and $6.6 million at December 31, 2015.

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

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

2017	$2,612
2018	2,400
2019	2,154
2020	2,068
2021	2,107
Thereafter	4,360
Total	$15,701

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $3.3 million, $2.2 million and $2.8 million, respectively.

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

PARK STERLING CORP

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of these commitments is immaterial at December 31, 2016 and 2015.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2016 is as follows:

Contractual
Amount
Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$758,311
Standby letters of credit	8,241
Commercial letters of credit	9,714

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain derivative instruments, including interest rate floors, swaps and foreign exchange contracts to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		December 31, 2016			December 31, 2015
			Estimated Fair Value			Estimated Fair Value
		Notional			Notional
	Balance Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:
Pay fixed swaps with counterparty	Other liabilities	$25,000	$-	$427	$70,000	$-	$3,788

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liablities	25,151	-	155	23,118	-	344

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets and other liabilities	203,758	2,283	2,247	97,571	3,174	-
Matched interest rate swaps with counterparty	Other liabilities	203,758	-	313	97,571	-	3,174
Matched foreign exchange contract with borrower	Other assets	1,857	7	-	662	19	-
Matched foreign exchange contract with counterparty	Other liabilities	1,857	-	7	662	-	19
		411,230	2,290	2,567	196,466	3,193	3,193

Total derivatives		$461,381	$2,290	$3,149	$289,584	$3,193	$7,325

The Company entered into an interest rate swap agreement during October 2013 with a notional amount of $20.0 million to protect the Company from future interest rate risk on a portion of its floating rate FHLB borrowings. The interest rate swap was accounted for as a cash flow hedge and its fair value at December 31, 2015 was $(1.4) million. On December 15, 2016, the Company repaid the underlying FHLB borrowing and terminated this interest rate swap. The swap termination fee totaled $1.5 million and was charged to other noninterest expense in the accompanying statements of income.

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments were January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. In January 2016, the $25.0 million two-year forward starting swap was terminated, resulting in a $1.9 million termination fee. The termination fee is being amortized into interest expense over the remaining life of the underlying instruments of approximately 60 months. These derivative instruments are carried at a fair market value of $(427) thousand and $(2.4) million at December 31, 2016 and December 31, 2015, respectively, and are included in other liabilities..

The Company has loan swaps, with an aggregate notional amount of $25.2 million and $23.1 million at December 31, 2016 and 2015, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments convert fixed rate loans to floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the counterparty the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

To meet the needs of customers, the Company enters into interest rate swap agreements to convert customers’ variable rate loans with the Company to fixed-rate. To offset this interest rate risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to swap these fixed rate agreements into variable rates. The interest rate swaps provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had an aggregate notional amount of $203.8 million at December 31, 2016 representing the amount of fixed-rate receivables outstanding and variable rate liabilities outstanding, and are included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. The foreign exchange contracts had a notional amount of $1.9 million and $662 thousand at December 31, 2016 and 2015, respectively, representing the amount of contracts outstanding in U.S. dollars. The fair value of these contracts are included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income.

The following table details the location and amounts recognized in the Consolidated Statements of Income and Statement of Comprehensive Income:

	Effective Portion
	Pre-tax Gain (Loss)				Pre-tax Loss Reclassified
	Recognized in OCI			Location of Amounts Reclassified	from AOCI into Income
	2016	2015	2014	from AOCI into Income	2016	2015	2014

Cash flow hedges:
Interest rate contracts	$2,894	$(1,788)	$(3,381)	Total interest expense	$466	$414	$422

		Pre-tax Gain (Loss)
	Location of Amounts	Recognized in Income
	Recognized in Income	2016	2015	2014
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(307)	$(399)	$(261)

Not designated as hedges:
Client-related interest rate contracts	Other income	$(260)	$(134)	$(78)
		$(567)	$(533)	$(339)

At December 31, 2016 and December 31, 2015, the Company posted collateral of approximately $1.2 million and $10.5 million, respectively, with the related counterparties.

PARK STERLING CORP

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

	December 31, 2016			December 31, 2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	$(2,971)	$(6,025)	$3,054	$(1,150)	$(435)	$(715)
Change in net unrealized loss on securities transferred to held to maturity	421	$107	314	356	139	217
Reclassification adjustment for net gains recognized in net income	87	33	54	(54)	(20)	(34)
Total securities available for sale and transferred securities	(2,463)	(5,885)	3,422	(848)	(316)	(532)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	2,894	7,273	(4,379)	(1,788)	(674)	(1,114)
Change in the accumulated loss on terminated cash flow hedge derivatives	(1,731)	-	(1,731)	-	-	-
Reclassification adjustment for interest payments	713	(1,556)	2,269	414	156	258
Total derivatives	1,876	5,717	(3,841)	(1,374)	(518)	(856)

Total other comprehensive income (loss)	$(587)	$(168)	$(419)	$(2,222)	$(834)	$(1,388)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$564	$(1,065)	$(2,362)	$(2,863)
Other comprehensive income (loss) before reclassifications	3,368	-	(4,379)	(1,011)
Amounts reclassified from accumulated other comprehensive income (loss)	54	-	2,269	2,323
Change in the accumulated loss on terminated cash flow hedge derivatives	-	-	(1,731)	(1,731)
Transfer of securities from available for sale to held to maturity	(314)	314	-	-
Net other comprehensive income (loss) during the period	3,108	314	(3,841)	(419)
Balance, December 31, 2016	$3,672	$(751)	$(6,203)	$(3,282)

Balance, January 1, 2015	$1,313	$(1,282)	$(1,506)	$(1,475)
Other comprehensive income (loss) before reclassifications	(498)	-	(1,114)	(1,612)
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	-	258	224
Transfer of securities from available for sale to held to maturity	(217)	217	-	-
Net other comprehensive income (loss) during the period	(749)	217	(856)	(1,388)
Balance, December 31, 2015	$564	$(1,065)	$(2,362)	$(2,863)

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

PARK STERLING CORP

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

Junior Subordinated Debentures – The fair value of fixed rate junior subordinated debentures is estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate. The carrying amounts of variable rate junior subordinated debentures are reasonable estimates of fair value because they can reprice frequently.

Accrued Interest Payable - The carrying amount is a reasonable estimate of fair value.

Derivative Instruments – Fair value for derivative instruments, including interest rate swaps and swap fair value hedges, are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.

Financial Instruments with Off-Balance Sheet Risk - With regard to financial instruments with off-balance sheet risk discussed in Note 15 – Off-Balance Sheet Risk, it is not practicable to estimate the fair value of future financing commitments.

The Company utilizes fair value measurements both to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

PARK STERLING CORP

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31:

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016:
Financial assets:
Cash and cash equivalents	$83,614	$83,614	$83,614	$-	$-
Investment securities available-for-sale	402,501	402,501		401,181	1,320
Investment securities held-to-maturity	91,752	92,828	-	92,828	-
Nonmarketable equity securities	17,501	17,501	-	17,501	-
Loans held for sale	7,996	7,996	-	7,996	-
Loans, net of allowance	2,400,061	2,321,390	-	27,941	2,293,449
Accrued interest receivable	6,799	6,799	-	6,799	-
Derivative instruments	2,290	2,290	-	2,290	-

Financial liabilities:
Deposits with no stated maturity	1,772,680	1,772,680	-	1,772,680	-
Deposits with stated maturities	741,072	744,062	-	744,062	-
Short-term borrowings	285,000	285,000	-	285,000	-
Long-term borrowings	29,736	29,736	-	29,736	-
Subordinated loan and junior subordinated debt	33,501	33,501	-	33,501	-
Accrued interest payable	541	541	-	541	-
Derivative instruments	3,149	3,149	-	3,149	-

December 31, 2015:
Financial assets:
Cash and cash equivalents	$70,526	$70,526	$70,526	$-	$-
Investment securities available-for-sale	384,934	384,934		383,434	1,500
Investment securities held-to-maturity	106,458	107,629	-	107,629	-
Nonmarketable equity securities	11,366	11,366	-	11,366	-
Loans held for sale	4,943	4,943	-	4,943	-
Loans, net of allowance	1,732,751	1,674,081	-	32,117	1,641,964
FDIC indemnification asset	943	925	-	-	925
Accrued interest receivable	5,082	5,082	-	5,082	-

Financial liabilities:
Deposits with no stated maturity	1,412,882	1,412,882	-	1,412,882	-
Deposits with stated maturities	539,780	541,823	-	541,823	-
Short-term borrowings	185,000	185,000	-	185,000	-
Long-term borrowings	30,000	30,000	-	30,000	-
Subordinated loan and junior subordinated debt	24,262	24,262	-	24,262	-
Accrued interest payable	515	515	-	515	-
Derivative instruments	7,325	7,325	-	7,325	-

PARK STERLING CORP

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

Derivative Instruments – Derivative instruments are recorded at fair value on a recurring basis. Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of both December 31, 2016 and December 31, 2015, the Company’s derivative instruments consist of interest rate swaps, swap fair value hedges and foreign exchange contracts.

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

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2016 and 2015:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value

2016 recurring
U.S. Government agencies	$-	$-	$-	$-
Municipal securities	-	13,319	-	13,319
Residential agency pass-through securities	-	192,765	-	192,765
Residential collateralized mortgage obligations	-	94,410	-	94,410
Commercial mortgage-backed obligations	-	15,497	-	15,497
Asset-backed securities	-	83,951	-	83,951
Corporate and other securities	-	-	1,320	1,320
All other equity securities	1,239	-	-	1,239
Fair value loans	-	27,941	-	27,941
Derivative assets	-	2,290	-	2,290
Derivative liabilities	-	3,149	-	3,149

2015 recurring
U.S. Government agencies	$-	$514	$-	$514
Municipal securities	-	14,796	-	14,796
Residential agency pass-through securities	-	131,460	-	131,460
Residential collateralized mortgage obligations	-	151,631	-	151,631
Commercial mortgage-backed obligations	-	4,756	-	4,756
Asset-backed securities	-	79,120	-	79,120
Corporate and other securities	-	-	1,500	1,500
All other equity securities	1,157	-	-	1,157
Fair value loans	-	32,117	-	32,117
Derivative assets	-	3,193	-	3,193
Derivative liabilities	-	7,325	-	7,325

Securities measured on a Level 3 recurring basis at December 31, 2016 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market. There were no transfers between valuation levels for any accounts for the years ended December 31, 2016 and 2015. If different valuation techniques are deemed necessary, the transfers will be considered to occur at the end of the period that the accounts are valued.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015.

Securities
Available
For Sale
Fair value, December 31, 2014	$1,570
Change in unrealized gain recognized in other comprehensive income	(70)
Fair value, December 31, 2015	$1,500
Change in unrealized gain recognized in other comprehensive income	(180)
Fair value, December 31, 2016	$1,320

PARK STERLING CORP

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

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis at December 31, 2016 and 2015:

Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

December 31, 2016
OREO	$-	$-	$3,332	$3,332
Impaired loans:
Commercial and industrial	-	-	-	-
CRE - owner-occupied	-	-	1,078	1,078
CRE - investor income producing	-	-	353	353
AC&D - lots, land, & development	-	-	748	748
Other commercial	-	-	211	211
Residential mortgage	-	-	2,077	2,077
HELOC	-	-	2,438	2,438
Residential construction	-	-	243	243
Other loans to individuals	-	-	-	-

December 31, 2015
OREO	$-	$-	$5,451	$5,451
Impaired loans:
Commercial and industrial	-	-	-	-
CRE - owner-occupied	-	-	-	-
CRE - investor income producing	-	-	365	365
AC&D - lots, land, & development	-	-	-	-
Other commercial	-	-	-	-
Residential mortgage	-	-	725	725
HELOC	-	-	-	-
Residential construction	-	-	251	251
Other loans to individuals	-	-	-	-

The following table presents the decrease in value of OREO, which is measured at fair value on a nonrecurring basis, for which a fair value adjustment has been included in the income statement. These items represent write-downs of OREO based on the appraised value of collateral.

	December 31,
	2016	2015

OREO	$(444)	$(694)

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is incurred in earnings. During the year ended December 31, 2016, OREO with a carrying value of $3.7 million was written down by $444 thousand to $3.3 million. During the year ended December 31, 2015, OREO with a carrying value of $6.1 million was written down by $694 thousand to $5.4 million.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2016.

							Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Average Discount

OREO	$3,332	Appraisals	Discount to reflect current market conditions	0%	-	59%	4.91%

Impaired loans	7,148	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	100%	3.22%
	$10,480

NOTE 19 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Employment Contracts - Employment agreements are used from time to time to ensure a stable and competent management base. The Company’s Chief Executive Officer, Chief Financial Officer, President, and Chief Risk Officer are each subject to an employment agreement. Each executive’s agreement is for an initial term of three years and is subject to automatic one-year renewals on the third anniversary of its initial effective date and each successive anniversary unless either party provides timely notice of non-renewal. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Company, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts.

The Company has inherited from its mergers a number of individual deferred compensation and supplemental retirement agreements with certain employees, former employees and directors who were previously officers or directors of the predecessor company that provide for salary continuation benefits upon retirement. These individual agreements also provide for benefits in the event of early retirement, death or substantial change in control of the Company. The expense associated with these plans was $421 thousand, $421 thousand and $431 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. The total liability associated with these assumed supplemental retirement plans was $8.1 million and $8.1 million as of December 31, 2016 and 2015, respectively.

To assist funding the above liabilities, the acquired entities had insured the lives of certain directors and officers. Earnings on those policies are used to offset employee benefit expenses. The Company also purchased and owns Bank-Owned Life Insurance (“BOLI”) policies on certain key officers of the Company, including the Chief Executive Officer, the President and the Chief Risk Officer. The Company is the current owner and beneficiary of the policies and has the right to exercise all incidents of ownership. Cash surrender values of BOLI policies, including BOLI policies acquired in mergers, at December 31, 2016 and 2015 were $70.8 million and $58.6 million, respectively. In 2016, the Company received $597 thousand in death proceeds from two policies, resulting in $402 thousand of additional noninterest income. In 2015, the Company received $1.6 million in death proceeds from three policies, resulting in $737 thousand of additional noninterest income. In 2014, the Company received $1.1 million in death proceeds from two policies, resulting in $651 thousand of additional noninterest income.

Certain BOLI policies acquired through mergers are subject to split dollar arrangements, wherein under separate agreement with the insured party, the insured party has the right to designate a beneficiary for an amount equal to 50 percent of the difference between the total policy death proceeds and the policy cash surrender value at the date of the employee’s death up to $100,000. For these split dollar arrangements, once vested in the benefit, the insured party has the right to continue to designate a beneficiary after retirement from the Company. As a result, the Company has recognized a liability as the split dollar arrangement effectively provides a post-employment retirement benefit after separation of service from the Company. The liability accrued for split dollar agreements that provide a post-retirement benefit at December 31, 2016 and 2015 was $3.1 million and $2.1 million, respectively. The expense associated with these split dollar arrangements was $140 thousand, $105 thousand and $304 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company maintains a deferred compensation plan whereby certain employees and directors are given the option to defer compensation until retirement or separation of employment. Interest is accrued on the balances at the Wall Street Journal prime rate, 3.50% at December 31, 2016, with a floor of at least 0.50%. The expense associated with this plan was $43 thousand, $26 thousand and $23 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. The total liability accrued for the deferred compensation plan was $13.4 million and $11.6 million at December 31, 2016 and 2015, respectively.

PARK STERLING CORP

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

The Company’s contribution expense under the profit sharing and 401(k) plan was $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Share Based Plans - The Company maintains share-based plans for directors and employees. During 2010, the Board of Directors of the Bank adopted and shareholders approved, the Park Sterling Bank 2010 Stock Option Plan for Directors and the Park Sterling Bank 2010 Employee Stock Option Plan (the “2010 Bank Plans”), which provided for an aggregate of 1,859,550 shares of Common Stock reserved for the granting of options. The 2010 Bank Plans were substantially similar to the Bank’s 2006 option plans for directors and employees, which provided for an aggregate of 990,000 of shares of Common Stock reserved for options. Upon effectiveness of the holding company reorganization on January 1, 2011, the Company assumed all outstanding options under the 2010 Bank Plan and the Bank’s 2006 plans, and the Company’s Common Stock was substituted as the stock issuable upon the exercise of options under these plans. As a result, there will be no further awards under the 2010 Bank Plans. At December 31, 2016, there were options to purchase 1,199,583 shares of Common Stock outstanding under the 2010 Bank Plans and the Bank’s 2006 plans.

Also during 2010, the Board of Directors of the Company adopted and shareholders approved the Park Sterling Corporation 2010 Long-Term Incentive Plan for directors and employees ( the “2010 LTIP”), which was effective upon the holding company reorganization and replaced the 2010 Plans. The 2010 LTIP provided for an aggregate of 1,016,400 of shares of Common Stock reserved for issuance to employees and directors in connection with stock options, restricted stock awards, and other stock-based awards. At December 31, 2016, there were options to purchase 105,840 shares of Common Stock and 21,300 unvested restricted stock awards outstanding under the 2010 LTIP. The 2010 LTIP was frozen upon effectiveness of the Company’s 2014 Long Term Incentive Plan (described below), and no future awards may be made thereunder.

In March 2014, the Board of Directors of the Company adopted and in May 2014 shareholders approved the Park Sterling Corporation 2014 Long-Term Incentive Plan for directors and employees (the “2014 LTIP”), which replaced the 2010 LTIP. An aggregate of 1,000,000 of shares of Common Stock, plus any shares subject to an award granted under the 2010 LTIP that was outstanding on March 26, 2014 that may expire, be forfeited or otherwise terminate unexercised, have been reserved for issuance to employees and directors under the 2014 LTIP in connection with stock options, restricted stock awards, and other stock-based awards. The 2014 LTIP will expire on May 23, 2024 and no awards may be made after that date. At December 31, 2016, there were 384,432 unvested restricted stock awards outstanding under the 2014 LTIP with a remaining capacity of 430,579 shares available to be issued.

As a result of the Citizens South merger, at the effective date of the merger, the Company assumed the awards outstanding under the Citizens South Bank 1999 Stock Option Plan (the “1999 Citizens South Plan”) and the Citizens South Banking Corporation 2008 Equity Incentive Plan (the “2008 Citizens South Plan”), each of which has been renamed as a Park Sterling Corporation plan.

In addition, under the 2008 Citizens South Plan, the Company retained the right to grant future non-qualified stock options and stock appreciation rights (“SARs”) to eligible employees and directors of, or service providers to, the Company or the Bank who were not employees or directors of or service providers to the Company or the Bank at the effective time of the merger. Stock options and SARS are evidenced by an award agreement that specifies, as applicable, the number of shares, date of grant, exercise price, vesting period and expiration date, and other information. Awards under the plan have an exercise price at least equal to the fair market value of the Common Stock on the grant date, cannot be exercised more than 10 years after the grant date and generally expire or are forfeited upon termination of employment prior to the end of the award term, except in limited circumstances such as death, disability, retirement or change in control. The 2008 Citizens South Plan was frozen in May 2014 upon effectiveness of the 2014 LTIP, and as a result no future awards may be made under the plan. At December 31, 2016, there were options to purchase 99,774 shares of Common Stock outstanding under the 2008 Citizens South Plan.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

The 1999 Citizens South Plan was frozen at the time of merger, and no future awards could be granted under this plan thereafter. At December 31, 2016, there were options to purchase 318 shares of Common Stock outstanding under the 1999 Citizens South Plan.

As a result of the First Capital merger, at the effective date of the merger, the Company assumed the First Capital Bancorp, Inc. 2010 Stock Incentive Plan, which has been renamed as a Park Sterling plan (the “2010 First Capital Plan”), to retain the right to grant future stock options, restricted stock and other share-based awards to eligible employees and directors of the Company who were not employees or directors of the Company or the Bank at the effective time of the merger. Options granted under the plan generally must have an exercise price at least equal to the fair market value of the Common Stock on the date of grant, and the term of any incentive stock option cannot be longer than ten years. Awards under the plan generally will expire or be forfeited upon termination of employment prior to the end of the award term, except as otherwise provided in the applicable award agreement. As of December 31, 2016, the Company had not granted any awards under the 2010 First Capital Plan, and 184,789 shares remained available for future grants of awards under the plan. The 2010 First Capital Plan will expire on May 19, 2020.

The exercise price of each option under these plans is not less than the market price of the Company’s Common Stock on the date of the grant. The exercise price of all options outstanding at December 31, 2016 under these plans ranges from $3.04 to $15.45 and the average exercise price was $7.25. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Options granted become exercisable in accordance with the plans’ vesting schedules which are generally three years. All unexercised options expire ten years after the date of the grant.

As contemplated during the Public Offering, in 2011 the Company awarded certain stock price performance-based restricted shares under the 2010 LTIP to officers and directors following the holding company reorganization that were designed to vest one-third each when the Company’s stock price per share reached the following performance thresholds for 30 consecutive trading days: (i) 125% of offer price ($8.13); (ii) 140% of offer price ($9.10); and (iii) 160% of offer price ($10.40). As of December 31, 2015, there were 554,400 of these unvested restricted shares outstanding. Prior to 2016, 13,860 of these restricted shares were forfeited. During the first quarter of 2016, 117,810 of these restricted shares vested in accordance with a separation agreement between the Company and one of the holders of the restricted shares. The remaining 436,590 unvested stock price performance-based restricted shares vested during 2016 as follows: the first performance goal was met and 145,530 shares vested as of September 28, 2016; the second performance goal was met and 145,530 shares vested as of December 22, 2016; and the Compensation and Development Committee of the Board of Directors approved the early vesting of the final 145,530 shares, also as of December 22, 2016. As of December 31, 2016 there were no unvested stock price performance-based restricted shares outstanding.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Activity in the Company’s share-based plans is summarized in the following tables:

	Outstanding Options
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Non-Vested	Exercise	Contractual	Intrinsic
	Outstanding	Price	Options	Price	Term (Years)	Value

At December 31, 2013	2,225,551	$7.35	49,446	$5.19	5.65	$1,471,095
Options granted	17,500	6.70	17,500	6.70
Options exercised	(54,199)	4.67	-	-
Expired and forfeited	(26,512)	9.07	(4,999)	4.46
Options vested	-	-	(42,780)	5.28

At December 31, 2014	2,162,340	$7.40	19,167	$6.39	4.69	$1,668,621
Options granted	-	-	-	-
Options exercised	(38,160)	4.90	-	-
Expired and forfeited	(29,687)	9.19	-	-
Options vested	-	-	(7,500)	6.33

At December 31, 2015	2,094,493	$7.43	11,667	$6.70	3.73	$1,518,937
Options granted	-	-	-	-
Options exercised	(684,978)	7.81	-	-
Expired and forfeited	(4,000)	5.45	-	-
Options vested	-	-	(10,000)	6.62

At December 31, 2016	1,405,515	$7.25	1,667	$6.62	3.18	5,412,428

Exercisable at December 31, 2016	1,403,848	$7.25			3.71

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

	Nonvested Restricted Shares
		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

At December 31, 2013	770,399	$4.35	5,315,008

Restricted shares granted	238,613	6.53	1,753,806
Expired and forfeited	(7,250)	5.67	(53,287)
Restricted shares vested	(80,667)	5.40	(592,906)
Change in intrinsic value of stock price based performance grants	-	-	347,428
At December 31, 2014	921,095	$4.81	6,770,049

Restricted shares granted	220,100	6.72	1,555,287
Expired and forfeited	(26,852)	5.96	(1,134,881)
Restricted shares vested	(155,038)	6.40	(196,527)
Change in intrinsic value of stock price based performance grants	-	-	(27,633)
At December 31, 2015	959,305	$5.02	6,966,295

Restricted shares granted	269,284	7.39	2,920,318
Expired and forfeited	(66,163)	6.97	(808,510)
Restricted shares vested	(756,694)	4.59	(6,624,024)
Change in intrinsic value of stock price based performance grants	-	-	1,923,768
At December 31, 2016	405,732	$5.02	4,377,846

There were 17,500 options granted during 2014. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The average grant date fair value per share of options granted in 2014 was $6.70. There were no stock options granted during 2016 or 2015. Assumptions used for grants in 2014 were as follows:

Assumptions in Estimating Option Values

2014
Weighted-average volatility	38.74%
Expected dividend yield	1%
Risk-free interest rate	2.19%
Expected life (years)	7

The fair value of options vested was $9 thousand, $20 thousand and $100 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

There were 269,284, 220,100 and 238,613 shares of restricted stock granted during 2016, 2015 and 2014, respectively. The average grant date fair value of restricted shares granted in 2016, 2015 and 2014 was $7.39, $6.72 and $6.53, respectively.

The Company recognized compensation expense for share-based compensation plans of $1.4 million, $1.2 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, unrecognized compensation expense related to non-vested stock options of $53 thousand was expected to be recognized over a weighted-average period of 0.26 years and unrecognized compensation expense related to restricted shares of $2.3 million was expected to be recognized over a weighted-average period of 1.04 years. At December 31, 2015, unrecognized compensation expense related to non-vested stock options of $20 thousand was expected to be recognized over a weighted-average period of 0.72 years and unrecognized compensation expense related to restricted shares of $1.8 million was expected to be recognized over a weighted-average period of 1.02 years.

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

NOTE 20 – SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

A summary of selected quarterly financial information for 2016 and 2015 follows:

	2016 Quarter Ended (unaudited)				2015 Quarter Ended (unaudited)
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total interest income	$30,212	$29,444	$29,698	$30,162	$22,240	$22,429	$22,458	$22,185
Total interest expense	3,640	3,621	3,649	3,565	2,263	2,067	1,842	1,759
Net interest income	26,572	25,823	26,049	26,597	19,977	20,362	20,616	20,426
Provision for loan losses	592	600	882	556	409	-	134	180
Net interest income after provision	25,980	25,223	25,167	26,041	19,568	20,362	20,482	20,246
Noninterest income	5,845	5,447	5,375	4,727	4,523	4,927	4,292	4,501
Noninterest expense	25,026	21,111	21,946	26,153	18,363	18,419	18,232	19,139
Income before taxes	6,799	9,559	8,596	4,615	5,728	6,870	6,542	5,608
Income tax expense	1,510	3,191	3,046	1,874	1,952	2,092	2,273	1,825
Net income	$5,289	$6,368	$5,550	$2,741	$3,776	$4,778	$4,269	$3,783
Basic earnings per common share	$0.10	$0.12	$0.11	$0.05	$0.09	$0.11	$0.10	$0.09
Diluted earnings per common share	$0.10	$0.12	$0.11	$0.05	$0.09	$0.11	$0.10	$0.09

NOTE 21 – PARK STERLING CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Park Sterling Corporation (Parent Company Only) follow:

Condensed Balance Sheets
	December 31,	December 31,
	2016	2015

ASSETS

Cash and due from banks	$1,770	$31,447
Investment securities available-for-sale, at fair value	9,965	11,486
Investment in banking subsidiary	407,829	298,037
Nonmarketable equity securities	1,301	1,146
Premises and equipment, net	-	-
Other assets	(1,504)	625

Total assets	$419,361	$342,741

LIABILITIES AND SHAREHOLDERS' EQUITY

Junior subordinated debt	$33,501	$24,262
Senior unsecured term loan and subordinated loan	29,736	30,000
Accrued interest payable	54	102
Accrued expenses and other liabilities	226	3,673
Total liabilities	63,517	58,037

Shareholders' equity:
Common stock	$53,117	$44,854
Additional paid-in capital	273,400	222,596
Accumulated earnings	32,609	20,117
Accumulated other comprehensive loss	(3,282)	(2,863)
Total shareholders' equity	355,844	284,704
Total liabilities and shareholders' equity	$419,361	$342,741

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Condensed Statements of Income

	December 31, 2016	December 31, 2015	December 31, 2014

Income
Other interest income	$491	$541	$688
Gain (loss) on sale of securities available-for-sale	-	-	$276
Other income	-	-	1
Total income	491	541	965

Expense
Interest expense	3,419	1,440	1,252
Other operating expense	604	2,291	1,209
Total expense	4,023	3,731	2,461

Loss before income taxes and equity in undistributed earnings of subsidiary	(3,532)	(3,190)	(1,496)
Income tax expense	(1,754)	(961)	(679)

Net loss before equity in undistributed earnings of subsidiary	(1,778)	(2,229)	(817)

Equity in undistributed earnings of subsidiary	21,726	18,835	13,706

Net income	$19,948	$16,606	$12,889

PARK STERLING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(table amounts in thousands, except share data and per share amounts)

Condensed Statements of Cash Flow

	December 31, 2016	December 31, 2015	December 31, 2014

Cash flows from operating activities
Net income	$19,948	$16,606	$12,889
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed earnings in banking subsidiary	(14,509)	(19,796)	(14,385)
Amortization (accretion) of investment securities available-for-sale	-	14	(34)
Other depreciation and amortization, net	746	679	614
Loss on disposal of premises and equipment	-	-	11
Net gains losses on sales of investment securities available-for-sale	-	-	(276)
Change in assets and liabilities:
(Increase) decrease in other assets	(458)	(417)	246
Increase in accrued interest payable	53	27	(1,324)
Increase decrease in other liabilities	-	615	264
Net cash used for operating activities	5,780	(2,272)	(1,995)

Cash flows from investing activities
Proceeds from maturities and call of investment securities available-for-sale	1,320	1,200	1,625
Proceeds from sales of investment securities available-for-sale	-	-	2,405
Acquisition of First Capital	(25,420)	-	-
Acquisition of Provident Community	-	-	(6,493)
Net cash provided by (used for) investing activities	(24,100)	1,200	(2,463)

Cash flows from financing activities
Purchase of common stock	(8,952)	(1,605)	(1,027)
Proceeds from exercise of stock options	5,051	186	250
Proceeds from the issuance of senior unsecured term loan	-	30,000	-
Investment in banking subsidiary	-	-	21
Dividends on preferred stock	-	-	-
Dividends on common stock	(7,456)	(5,390)	(3,583)
Redemption of preferred stock	-	-	-
Dividend from banking subsidiary	-	6,125	3,583
Net cash provided by (used for) financing activities	(11,357)	29,316	(756)

Net increase (decrease) in cash and cash equivalents	(29,677)	28,244	(5,214)

Cash and cash equivalents, beginning	31,447	3,203	8,417

Cash and cash equivalents, ending	$1,770	$31,447	$3,203

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$3,422	$356	$5,175
Change in unrealized gain (loss) on cash flow hedge, net of tax	2,894	(1,374)	(1,848)

NOTE 22 – SUBSEQUENT EVENT

On January 25, 2017, the Company announced that its board of directors declared a regular quarterly cash dividend to its common shareholders of $0.04 per common share, payable on February 22, 2017 to all shareholders of record as of the close of business on February 7, 2017.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm. Their report, which appears below, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Park Sterling Corporation

We have audited Park Sterling Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Park Sterling Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Park Sterling Corporation as of December 31, 2016 and 2015 and for each of the years in the three year period ended December 31, 2016, and our report dated March 10, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

March 10, 2017

Item 9B. Other Information

As previously disclosed, following the Bank’s initial public offering in 2010 and the holding company reorganization effective January 1, 2011, the Company awarded certain stock price performance-based restricted shares to officers and directors as contemplated during the initial public offering. These stock price performance-based restricted shares were designed to vest one-third each when the Company’s stock price per share reached the following performance thresholds for 30 consecutive trading days: (i) 125% of initial public offering price ($8.13); (ii) 140% of initial public offering price ($9.10); and (iii) 160% of initial public offering price ($10.40). The first two performance goals were met as of September 28, 2016 and December 22, 2016, respectively, and accordingly one-third of these restricted shares that remained outstanding vested as of each such date. Following consideration of the recent stock price performance and the original purpose of the awards, the Compensation and Development Committee of the Board of Directors approved the early vesting of the final third of these restricted shares as of December 22, 2016. Based on the Company’s actual stock price performance, these shares would have vested in accordance with their terms upon achievement of the final performance threshold of $10.40 as of January 31, 2017. The number of shares subject to early vesting for each of the principal executive officer and the other named executive officers are as follows: James C. Cherry – 51,975 shares; Bryan F. Kennedy – 32,340 shares; and Nancy J. Foster – 32,340 shares.

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

Ben R. Rudisill, II

President, Rudisill Enterprises, Inc.

Robert G. Whitten

Co-owner and president of Whitten Brothers Holding Company.

Biographical information for each member of the Board of Directors can be found in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders scheduled to be held on May 17, 2017 (the “2017 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by reference.

Executive Officers

The following persons have been designated as the Company’s executive officers:

James C. Cherry. Mr. Cherry, age 66, has served as Chief Executive Officer of the Company since its formation and of the Bank since its Public Offering. He retired as the Chief Executive Officer for the Mid-Atlantic Banking Region at Wachovia Corporation in 2006, and previously served as President of Virginia Banking, Head of Trust and Investment Management, and in various positions in North Carolina banking including Regional Executive, Area Executive, City Executive, Corporation Banking and Loan Administration Manager, and Retail Banking Branch Manager for Wachovia. Mr. Cherry was formerly Chairman of the Virginia Bankers Association. He is currently a director of Armada Hoffler Properties, Inc., a Virginia-based real estate company. Mr. Cherry has over 30 years of banking experience.

Bryan F. Kennedy III. Mr. Kennedy, age 59, has been President of the Company since its formation and President of the Bank since its Public Offering. Prior to the Bank’s Public Offering, he served as President and Chief Executive Officer of the Bank since its formation in October 2006. Prior to helping organize the Bank in 2006, he served in various roles at Regions Bank, including President-North Carolina from November 2004 to January 2006, President-Charlotte from January 2003 to November 2004, and Executive Vice President from November 2001 to January 2003. From June 1991 to November 2001 he served initially as Senior Vice President and then as Executive Vice President of Park Meridian Bank, which was acquired by Regions Financial Corporation in November 2001. Mr. Kennedy serves on the Board of Directors of Cato Corporation, a publicly traded company. Mr. Kennedy has over 30 years of banking experience.

Donald K. Truslow. Mr. Truslow, age 58, joined the Company in February 2016 as Executive Vice President and Chief Financial Officer. Prior to joining Park Sterling Corporation, he served as the Chief Risk Officer for M&T Bank, a financial services holding company with approximately $123 billion in total assets headquartered in Buffalo, NY, from February 2013 to September 2014. Prior thereto, he served as President of the Financial Stability Industry Council of the Financial Services Roundtable (FSR) in Washington, D.C., from February 2011 to February 2013. Prior to joining the FSR, he had an extensive 27-year career with Wachovia Corporation, including eight years as Senior Executive Vice President and Chief Risk Officer. His other roles at Wachovia included serving as Comptroller and Treasurer, Head of Middle Market Corporate Banking, Chief Credit Officer of Wachovia’s South Carolina Bank, and Manager of Loan Administration for International Banking. Mr. Truslow serves on the Board of Directors of Community Anti-Drug Coalitions of America. Mr. Truslow has over 30 years of banking experience.

Nancy J. Foster. Ms. Foster, age 55, has been Executive Vice President and Chief Risk Officer of the Company and the Bank since November 2010. Prior to joining the Bank, she was first Executive Vice President and Chief Credit Officer and then Executive Vice President and Chief Risk & Credit Officer of CIT Group from January 2007 to December 2009. She was Group Senior Vice President, Specialized Lending at LaSalle Bank/ABNAmro from March 2005 to January 2007, Group Senior Vice President, Credit Policy and Portfolio Management from August 2001 to March 2005, Group Senior Vice President and Chief Credit Officer, Asset Based Lending and Metropolitan Commercial Banking from 1999 to 2001, and Executive Vice President and Chief Credit Officer, Community Banks from 1993 to 1999. Ms. Foster previously held various lending and managerial roles in Middle Market Banking at LaSalle Bank. Ms. Foster has over 25 years of banking experience.

Code of Ethics

The Company has adopted a written Code of Ethics for Senior Financial Officers (the “Senior Code of Ethics”) that applies to the Company’s Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), Controller (the principal accounting officer), and Treasurer. The Company has also adopted a Code of Ethics (the “Code of Ethics”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. The Senior Code of Ethics and Code of Ethics are available on the Company’s website at www.parksterlingbank.com and print copies are available to any shareholder that requests a copy. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to the Senior Code of Ethics or Code of Ethics, or waivers of these policies, to the extent applicable to the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, by posting such information on the Company’s website promptly following the date of such amendment or waiver, as applicable.

Additional Information

The additional information required by this Item 10 appears under the captions “Election of Directors – Committees of the Board of Directors – Audit Committee,” “Corporate Governance Matters – Audit Committee Financial Expert”, “—Process for Nominating Potential Director Candidates” and “—Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, which sections are incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 appears under the captions “Election of Directors – Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation and Development Committee Interlocks and Insider Participation” and “Compensation and Development Committee Report on Executive Compensation” in the 2017 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management appears under the caption “Beneficial Ownership of Common Stock” in the 2017 Proxy Statement, which section is incorporated herein by reference. The following table sets forth summary information regarding the Company’s equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category (1)	Number of securities to be issued upon exercise of outstanding options		Weighted -average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders	1,305,423		$7.41	430,579	(3)

Equity compensation plans not approved by our shareholders	100,092	(2)	4.83	184,789	(4)
Total	1,405,515		$7.25	615,368

(1) This table does not include outstanding options to purchase 318 shares of the Company’s common stock that were assumed by the Company in connection with the Citizens South acquisition, which were originally issued under the Citizens South Bank 1999 Stock Option Plan (renamed the Park Sterling Bank 1999 Stock Option Plan). The weighted-average option price of these assumed options was $3.22 at December 31, 2016. No additional awards may be granted under this plan.

(2) In connection with the Citizens South acquisition, the Company assumed awards outstanding and retained the ability to issue awards in accordance with applicable NASDAQ listing standards under the Citizens South Banking Corporation 2008 Equity Incentive Plan (renamed the Park Sterling Corporation 2008 Equity Incentive Plan (“2008 Citizens South Plan”), which was not approved by the Company’s shareholders but was previously approved by Citizens South’s stockholders prior to the acquisition. The 2008 Citizens South Plan was frozen in May 2014 upon the effectiveness of the Company’s 2014 Long-term Incentive Plan (“2014 LTIP”). As a result, no additional awards may be granted under this plan.

(3) Represents shares available for issuance in connection with stock options, restricted stock awards and other stock-based awards under the 2014 LTIP.

(4) Represents shares available for issuance in connection with stock options, restricted stock awards and other stock-based awards under the First Capital Bancorp, Inc. 2010 Stock Incentive Plan (renamed the Park Sterling Corporation 2010 Stock Incentive Plan) (the “2010 First Capital Plan”), which the Company assumed in connection with the First Capital acquisition to retain the ability to issue future awards in accordance with applicable NASDAQ listing standards. This plan was not approved by the Company’s shareholders but was previously approved by First Capital shareholders prior to the acquisition. The Company did not assume any outstanding awards under the plan in connection with the acquisition.

A description of the Company’s equity compensation plans, including the material features of the 2008 Citizens South Plan and the 2010 First Capital Plan, is presented in Note 19 – Employee and Director Benefit Plans to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 appears under the captions “Election of Directors – Committees of the Board of Directors”, “Corporate Governance – Director Independence” and “Transactions with Related Persons and Certain Control Persons” in the 2017 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 appears under the captions “Ratification of the Independent Registered Public Accounting Firm—Fees” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the 2017 Proxy Statement, which sections are incorporated herein by reference.

With the exception of the information expressly incorporated herein by reference, the 2017 Proxy Statement shall not be deemed filed as part of this report.

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

PARK STERLING CORPORATION

March 10, 2017	By:	/s/ JAMES C. CHERRY
James C. Cherry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated on March 10, 2017.

/S/ JAMES C. CHERRY	March 10, 2017
James C. Cherry
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ DONALD K. TRUSLOW	March 10, 2017
Donald K. Truslow
Chief Financial Officer
(Principal Financial Officer)

/S/ DONALD E. PICKETT	March 10, 2017
Donald E. Pickett
Controller
(Principal Accounting Officer)

/S/ WALTER C. AYERS	March 10, 2017
Walter C. Ayers
Director

/S/ LESLIE M. BAKER JR.	March 10, 2017
Leslie M. Baker Jr.
Chairman of the Board

/S / LARRY W. CARROLL	March 10, 2017
Larry W. Carroll
Director

/S/ JEAN E. DAVIS	March 10, 2017
Jean E. Davis
Director

/S/ GRANT S. GRAYSON	March 10, 2017
Grant S. Grayson
Director

/S/ PATRICIA C. HARTUNG	March 10, 2017
Patricia C. Hartung
Director

/S/ THOMAS B. HENSON	March 10, 2017
Thomas B. Henson
Director

/S/ JEFFREY S. KANE	March 10, 2017
Jeffrey S. Kane
Director

/S / KIM S. PRICE	March 10, 2017
Kim S. Price
Director

/S / BEN R. RUDISILL, II	March 10, 2017
Ben R. Rudisill, II
Director

/S / ROBERT G. WHITTEN	March 10, 2017
Robert G. Whitten
Director

Exhibit Index

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated September 30, 2015 by and between Park Sterling Corporation and First Capital Bancorp, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed October 29, 2015

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed August 9, 2016

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed May 6, 2016

4.1	Specimen Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011

The Company has certain long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

10.1

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and James C. Cherry, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

10.2

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and Bryan Kennedy, III, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

10.3

Employment Agreement dated March 24, 2016 between Park Sterling Corporation, Park Sterling Bank and Donald K. Truslow, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed March 24, 2016*

10.4

Employment Agreement by and between Nancy J. Foster and the Bank effective November 15, 2010, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.5

Park Sterling Bank 2006 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.6

Park Sterling Bank 2006 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.7

Park Sterling Bank 2010 Employee Stock Option Plan and related form of award agreement, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.8

Park Sterling Bank 2010 Stock Option Plan for Directors and related form of award agreement, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (Registration No. 333-172016) filed February 2, 2011*

10.9

Park Sterling Corporation 2010 Long-Term Incentive Plan and related form of award agreements, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed January 13, 2011*

10.10

Form of Non-Employee Director Nonqualified Stock Option Award Agreement pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.11

Form of Employee Restricted Stock Award Agreement pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.12

Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Park Sterling Corporation 2010 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 31, 2011*

10.13

Consulting Agreement between Kim S. Price and the Company, effective October 1, 2012, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013*

10.14

Noncompetition Agreement by and between Kim S. Price and the Company, dated as of May 13, 2012, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013*

10.15

Waiver and Settlement Agreement by and between Kim S. Price and the Company, dated as of May 13, 2012, incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 001-35032) filed March 15, 2013*

10.16

Amended Deferred Compensation and Income Continuation Agreement between Citizens South Bank and Ben R. Rudisill, II dated March 15, 2004, incorporated by reference to Exhibit 10.23 of Citizen South Banking Corporation’s (“Citizens South”) Annual Report on Form 10-K (File No. 0-23971) filed March 16, 2005, as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.7 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed November 8, 2008*

10.17

Amended Director Retirement Agreement between Citizens South Bank and Ben R. Rudisill, II dated March 15, 2004, incorporated by reference to Exhibit 10.27 of Citizens South’s Annual Report on Form 10-K (File No. 0-23971) filed March 16, 2005, as amended by the First Amendment thereto, incorporated by reference to Exhibit 10.6 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed November 8, 2008*

10.18

Purchase and Assumption Agreement – Whole Bank – All Deposits, dated as of April 15, 2011 among Citizens South Bank, the Federal Deposit Insurance Corporation as receiver of New Horizons Bank, East Ellijay, Georgia, and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.1 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed April 19, 2011

10.19

Purchase and Assumption Agreement – Whole Bank – All Deposits, dated as of March 19, 2010 among Citizens South Bank, the Federal Deposit Insurance Corporation as receiver of Bank of Hiawassee, Hiawassee, Georgia, and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 2.1 of Citizens South’s Current Report on Form 8-K (File No. 0-23971) filed March 23, 2010

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

10.24

Form of Employee Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014*

10.25

Form of Non-Employee Director Restricted Stock Award Agreement (Time-Vesting) pursuant to the Park Sterling Corporation 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014*

10.26

Form of Nonqualified Stock Option Award Agreement pursuant to the Park Sterling Corporation 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 22, 2014*

10.27

Senior Term Loan Agreement dated as of December 18, 2015 by and between Park Sterling Corporation and Capital Bank Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed December 22, 2015

10.28

Agreement and Release dated February 5, 2016 between David L. Gaines and Park Sterling Bank, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed February 9, 2016*

10.29

Park Sterling Corporation 2010 Stock Incentive Plan (formerly the First Capital Bancorp, Inc. 2010 Stock Incentive Plan), incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-210368) filed March 23, 2016*

10.30	Termination Agreement between Park Sterling Bank and the FDIC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed August 29, 2016

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2016, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2016, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement