Form 10-Q
period 2017-03-31
Park Sterling Corp
filed 2017-05-08
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 As of May 8, 2017, the registrant had outstanding 53,200,509 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2017	2016*

ASSETS

Cash and due from banks	$40,081	$34,162
Interest-earning balances at banks	32,997	48,882
Federal funds sold	765	570
Investment securities available-for-sale, at fair value	423,345	402,501
Investment securities held-to-maturity (fair value of $91,012 and $92,828 at March 31, 2017 and December 31, 2016, respectively)	89,579	91,752
Nonmarketable equity securities	19,967	17,501
Loans held for sale	6,181	7,996
Loans	2,460,595	2,412,186
Less allowance for loan losses	(12,833)	(12,125)
Net loans	2,447,762	2,400,061

Premises and equipment, net	62,392	63,080
Bank-owned life insurance	71,337	70,785
Deferred tax asset	21,250	25,721
Other real estate owned	3,167	2,438
Goodwill	63,317	63,317
Core deposit intangible	10,984	11,438
Accrued interest receivable	6,436	6,799
Other assets	9,196	8,393

Total assets	$3,308,756	$3,255,396

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$524,380	$521,295
Interest-bearing	1,984,815	1,992,457
Total deposits	2,509,195	2,513,752

Short-term borrowings	340,000	285,000
Long-term borrowings	29,747	29,736
Subordinated debt	33,671	33,501
Accrued interest payable	912	541
Accrued expenses and other liabilities	33,511	37,021
Total liabilities	2,947,036	2,899,551

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 53,112,726 and 53,116,519 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	53,113	53,117
Additional paid-in capital	273,291	273,400
Retained earnings	37,977	32,608
Accumulated other comprehensive loss	(2,661)	(3,280)
Total shareholders' equity	361,720	355,845

Total liabilities and shareholders' equity	$3,308,756	$3,255,396

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Interest Income
Loans, including fees	$27,462	$27,124
Federal funds sold	2	8
Taxable investment securities	2,935	2,687
Tax-exempt investment securities	135	147
Nonmarketable equity securities	198	154
Interest on deposits at banks	89	42
Total interest income	30,821	30,162

Interest Expense
Money market, NOW and savings deposits	967	1,017
Time deposits	1,425	1,398
Short-term borrowings	501	294
Long-term borrowings	371	410
Subordinated debt	499	446
Total interest expense	3,763	3,565
Net interest income	27,058	26,597

Provision for loan losses	678	556
Net interest income after provision for loan losses	26,380	26,041

Noninterest income
Service charges on deposit accounts	1,682	1,489
Income from fiduciary activities	527	664
Commissions and fees from investment brokerage	122	139
Income from capital markets	609	68
Gain (Loss) on sale of securities available for sale	58	(6)
ATM and card income	714	573
Mortgage banking income	961	775
Income from bank-owned life insurance	578	988
Amortization of indemnification asset and true-up
Loss share true-up liability expense liability expense	-	(147)
Other noninterest income	217	184
Total noninterest income	5,468	4,727

Noninterest expense
Salaries and employee benefits	11,483	13,018
Occupancy and equipment	2,907	3,125
Advertising and promotion	146	421
Legal and professional fees	783	725
Deposit charges and FDIC insurance	485	432
Data processing and outside service fees	1,925	5,523
Communication fees	463	483
Core deposit intangible amortization	454	458
Net cost of operation of other real estate owned	175	266
Loan and collection expense	117	37
Postage and supplies	142	173
Other noninterest expense	1,562	1,492
Total noninterest expense	20,642	26,153

Income before income taxes	11,206	4,615

Income tax expense	3,717	1,874

Net income	$7,489	$2,741

Basic earnings per common share
	$0.14	$0.05
Diluted earnings per common share
	$0.14	$0.05
Dividends per common share
	$0.04	$0.03
Weighted-average commons shares outstanding
Basic	52,702,610	52,243,461
Diluted	53,462,857	52,599,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$7,489	$2,741

Securities available for sale and transferred securities:
Change in net unrealized gains during the period	768	4,691
Change in net unrealized loss on securities transferred to held to maturity	61	26
Reclassification adjustment for net (gains) losses recognized in net income	(58)	6
Total securities available for sale and transferred securities	771	4,723

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(337)	587
Change in the accumulated loss on terminated cash flow hedge derivatives	(154)	-
Reclassification adjustment for interest payments	713	73
Total derivatives	222	660

Other comprehensive income, before tax	993	5,383

Deferred tax expense related to other comprehensive income	372	2,016

Other comprehensive income, net of tax	621	3,367

Total comprehensive income	$8,110	$6,108

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

Three Months Ended March 31, 2017 and 2016

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2015	44,854,509	$44,854	$222,596	$20,117	$(2,863)	$284,704

Shares issued for First Capital merger	8,376,094	8,376	52,937	-	-	-

Shares issued	1,300	1	(1)	-	-	-

Issuance of restricted stock grants	24,100	24	(24)	-	-	-

Forfeitures of restricted stock grants	(27,015)	(27)	27	-	-	-

Share-based compensation expense	-	-	294	-	-	294

Common stock repurchased or reacquired	(190,968)	(190)	(1,123)	-	-	(1,313)

Dividends on common stock	-	-	-	(1,595)	-	(1,595)

Net income	-	-	-	2,741	-	2,741

Other comprehensive income	-	-	-	-	3,367	3,367

Balance at March 31, 2016	53,038,020	$53,038	$274,706	$21,263	$504	$349,511

Balance at December 31, 2016	53,116,519	$53,117	$273,400	$32,609	$(3,282)	$355,844

Shares issued	1,400	1	(1)	-	-	-

Issuance of restricted stock grants	10,000	10	(10)	-	-	-

Forfeitures of restricted stock grants	(3,000)	(3)	3	-	-	-

Exercise of stock options	77,494	78	403	-	-	481

Share-based compensation expense	-	-	370	-	-	370

Common stock repurchased or reacquired	(89,687)	(90)	(874)	-	-	(964)

Dividends on common stock	-	-	-	(2,121)	-	(2,121)

Net income	-	-	-	7,489	-	7,489

Other comprehensive income	-	-	-	-	621	621

Balance at March 31, 2017	53,112,726	$53,113	$273,291	$37,977	$(2,661)	$361,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$7,489	$2,741
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(3,427)	(2,550)
Net amortization on investments	547	587
Other depreciation and amortization	3,421	2,514
Provision for loan losses	678	556
Share-based compensation expense	370	294
Deferred income taxes	(1,869)	62
Amortization of FDIC indemnification asset	-	142
Net gains on sales of investment securities available-for-sale	(58)	6
Net gains on sales of loans held for sale	(354)	(443)
Net losses on sales and disposals of fixed assets	24	44
Net losses on sales of other real estate owned	(17)	(56)
Writedowns on other real estate owned	158	205
Income from bank-owned life insurance	(578)	(988)
Proceeds from loans held for sale	32,642	18,044
Disbursements for loans held for sale	(30,403)	(20,251)
Change in assets and liabilities:
Decrease in FDIC indemnification asset	-	66
Decrease in accrued interest receivable	363	327
Increase in other assets	(6,748)	(4,000)
Increase in accrued interest payable	393	356
Increase (decrease) in accrued expenses and other liabilities	7,965	(5,868)
Net cash provided by (used by) operating activities	10,596	(8,212)

Cash flows from investing activities
Net increase in loans	(47,701)	(35,334)
Purchases of premises and equipment	(1,006)	(853)
Proceeds from sales of premises and equipment	1,315	-
Purchases of investment securities available-for-sale	(89,527)	(43,229)
Proceeds from sales of investment securities available-for-sale	51,629	100,124
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	17,336	12,867
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	2,162	1,982
Proceeds from life insurance death benefit	-	534
FDIC payment (receipt) of recoverable covered asset losses	-	(742)
Proceeds from sale of other real estate owned	270	2,449
Net (purchases) redemptions of nonmarketable equity securities	(2,466)	2,564
Acquisitions, net of cash acquired	-	(12,067)
Net cash provided by (used by) investing activities	(67,988)	28,295

Cash flows from financing activities
Net increase (decrease) in deposits	(4,390)	37,899
Advances of long-term borrowings	-	35,000
Repayments of long-term borrowings	-	(45,503)
Net advances in short-term borrowings	55,000	(22,621)
Repayments of junior subordinated debt	(385)	(24)
Exercise of stock options	481	-
Repurchase of common stock	(964)	(1,313)
Dividends on common stock	(2,121)	(1,595)
Net cash provided by financing activities	47,621	1,843

Net (decrease) increase in cash and cash equivalents	(9,771)	21,926

Cash and cash equivalents, beginning	83,614	70,526

Cash and cash equivalents, ending	$73,843	$92,452

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,392	$2,964
Cash paid for income taxes	4,143	403

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$480	$2,964
Change in unrealized loss on cash flow hedge, net of tax	141	403
Loans transferred to other real estate owned	242	103

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At March 31, 2017 and December 31, 2016, the Company’s primary operations and business were that of owning the Bank.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the Company’s audited consolidated financial statements and accompanying footnotes (the “2016 Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017 (the “2016 Form 10-K”).

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2017 and December 31, 2016, the results of its operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the valuation of purchased credit-impaired (“PCI”) loans, the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.

Tabular information, other than share and per share data, is presented in thousands of dollars. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

Note 2 - Recent Accounting Pronouncements

During the fourth quarter of 2016, the Company early adopted, with an effective date of January 1, 2016, Accounting Standards Update (ASU) 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve accounting for share-based payment award transactions. ASU 2016-09 simplifies share-based transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. During the fourth quarter, the Company recognized an income tax benefit of $798 thousand, representing excess tax benefits that previously would have been recognized, under the former standard, in additional paid in capital.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We are currently analyzing our noninterest income to determine the impact of this new standard; but we do not expect the changes will have a significant impact on our financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The effective date of this ASU is for reporting periods beginning after December 15, 2019. The implementation of ASU 2016-13 will have a significant impact on both the method of estimating credit losses as well as the amount of credit losses reflected in the Company’s financial statements. The Company is currently in a planning phase for implementation of the new standard and is evaluating expected impact on its financial statements.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)”. ASU 2017-03 amends the Codification for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company has adopted this new standard and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for any interim or annual period beginning after December 15, 2019, with early adoption permitted. The new standard is not expected to have a significant impact on our financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In March 2017, the FASB issued ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We are currently evaluating the potential impact of ASU 2017-08 on our financial statements.

Note 3– Business Combinations and Goodwill

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. There were no acquisitions or mergers conducted during the first quarter of 2017.

On January 1, 2016, the Company acquired First Capital Bancorp, Inc. (“First Capital”), based in Glen Allen, Virginia and the parent company of First Capital Bank. As a result of the merger of First Capital into the Company, First Capital Bank, which operated eight branches in the Richmond, Virginia area, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of approximately 8.4 million shares of Common Stock and approximately $25.7 million in cash. Based on the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million. The assets acquired and liabilities assumed from First Capital were recorded at their fair value as of the closing date of the merger. Goodwill of $34.1 million resulted from the First Capital transaction.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at March 31, 2017 and December 31, 2016 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
Securities available-for-sale:
Municipal securities	$12,734	$557	-	$13,291
Residential agency pass-through securities	147,438	729	(1,902)	$146,265
Residential collateralized mortgage obligations	166,926	622	(212)	$167,336
Commercial mortgage-backed securities	15,842	-	(452)	$15,390
Asset-backed securities	78,943	303	(879)	$78,367
Corporate and other securities	1,483	-	(163)	$1,320
Equity securities	1,250	126	-	$1,376
Total securities available-for-sale	$424,616	$2,337	$(3,608)	$423,345

Securities held-to-maturity:
Residential agency pass-through securities	$32,589	$674	$(49)	$33,214
Residential collateralized mortgage obligations	6,559	88	-	6,647
Commercial mortgage-backed obligations	46,629	746	-	47,375
Asset-backed securities	3,802	-	(26)	3,776
Total securities held-to-maturity	$89,579	$1,508	$(75)	$91,012

December 31, 2016
Securities available-for-sale:
Municipal securities	$12,731	$588	$-	$13,319
Residential agency pass-through securities	194,175	945	(2,355)	192,765
Residential collateralized mortgage obligations	93,980	615	(185)	94,410
Commercial mortgage-backed obligations	15,912	-	(415)	15,497
Asset-backed securities	84,955	211	(1,215)	83,951
Corporate and other securities	1,479	-	(159)	1,320
Equity securities	1,250	-	(11)	1,239
Total securities available-for-sale	$404,482	$2,359	$(4,340)	$402,501

Securities held-to-maturity:
Residential agency pass-through securities	$34,063	$537	$(47)	$34,553
Residential collateralized mortgage obligations	6,730	87	-	6,817
Commercial mortgage-backed obligations	46,851	526	-	47,377
Asset-backed securities	4,108	-	(27)	4,081
Total securities held-to-maturity	$91,752	$1,150	$(74)	$92,828

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive pre-tax income in the accompanying balance sheet at both December 31, 2016 and March 31, 2017 totaled $1.7 million. This amount is amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $47.8 million is higher than the $46.6 million carrying value of the securities as of March 31, 2017. There were no transfers of securities from available-for-sale to held-to-maturity during the quarter ended March 31, 2017.

At March 31, 2017 and December 31, 2016, investment securities with a fair market value of $136.3 million and $152.2 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At March 31, 2017 and December 31, 2016, commercial MBS include $56.4 million and $56.7 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

Included within the asset-backed securities balance are collateralized loan obligations totaling $28.9 million at March 31, 2017 and $33.9 million at December 31, 2016. Included in these amounts are $3.8 million and $4.1 million of a security equally collateralized by the Federal Family Education loan Program and Private Student Loan Programs as of March 31, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at March 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

	March 31, 2017
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
Municipal securities
Due after five years through ten years	$5,821	$6,017
Due after ten years	6,913	7,273
Residential agency pass-through securities
Due after five years through ten years	6,189	6,443
Due after ten years	141,249	139,823
Residential collateralized mortgage obligations
Due after five years through ten years	14,305	14,341
Due after ten years	152,621	152,995
Commercial mortgage-backed obligations
Due after five years through ten years	7,434	7,234
Due after ten years	8,408	8,156
Asset-backed securities
Due after five years through ten years	61,493	61,399
Due after ten years	17,450	16,968
Corporate and other securities
Due after ten years	1,483	1,320
Equity securities
No maturity	1,250	1,376
Total securities available-for-sale	$424,616	$423,345

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$32,589	$33,214
Residential collateralized mortgage obligations
Due after ten years	6,559	6,647
Commercial mortgage-backed obligations
Due after five years through ten years	46,629	47,375
Asset-backed securities
Due after ten years	3,802	3,776
Total securities held-to-maturity	$89,579	$91,012

Securities available-for-sale of $51.6 million and $100.1 million were sold in the three months ended March 31, 2017 March 31, 2016, respectively. Gross realized gains on the sale of securities were $58 thousand for the three months ended March 31, 2017 and $94 thousand for the three months ended March 31, 2016. There were no gross realized losses on the sale of securities for the three months ended March 31, 2017. Gross realized losses for the three months ended March 31, 2016 were $100 thousand.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at March 31, 2017 and December 31, 2016. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At both March 31, 2017 and December 31, 2016, there were six securities in a loss position for twelve months or more.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
Securities available-for-sale:
Municipal securities	$-	$-	$-	$-	$-	$-
Residential agency pass-through securities	104,222	(1,902)	-	-	104,222	(1,902)
Residential collateralized mortgage obligations	50,396	(212)	-	-	50,396	(212)
Commercial mortgage-backed securities	15,390	(452)	-	-	15,390	(452)
Asset-backed securities	34,917	(628)	20,712	(251)	55,629	(879)
Corporate and other securities	-	-	1,320	(163)	1,320	(163)
Equity securities	-	-	-	-	-	-

Total temporarily impaired available-for-sale securities	$204,925	$(3,194)	$22,032	$(414)	$226,957	$(3,608)

Securities held-to-maturity:
Asset-backed securities	$-	$-	$3,776	$(26)	$3,776	$(26)
Residential agency pass-through securities	3,648	(49)	-	-	3,648	(49)

Total temporarily impaired held-to-maturity securities	$3,648	$(49)	$3,776	$(26)	$7,424	$(75)

December 31, 2016
Securities available-for-sale:
Residential agency mortgage-backed securities	$-	$-	$138,759	$(2,355)	$138,759	$(2,355)
Residential collateralized mortgage obligations	-	-	30,650	(185)	30,650	(185)
Commercial mortgage-backed obligations	-	-	15,497	(415)	15,497	(415)
Asset-backed securities	23,539	(385)	37,580	(830)	61,119	(1,215)
Equity securities	-	-	1,320	(170)	1,320	(170)

Total temporarily impaired available-for-sale securities	$23,539	$(385)	$223,806	$(3,955)	$247,345	$(4,340)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$-	$-	$3,830	$(47)	$3,830	$(47)
Commercial mortgage-backed obligations	-	-	-	-	-	-
Asset-backed securities	4,081	(27)	-	-	4,081	(27)

Total temporarily impaired held-to-maturity securities	$4,081	$(27)	$3,830	$(47)	$7,911	$(74)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in five statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $20.0 million at March 31, 2017 and $17.5 million at December 31, 2016. Included in these amounts at March 31, 2017 and December 31, 2016 was $17.4 million and $14.9 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	March 31, 2017			December 31, 2016
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$4,103	$426,144	$430,247	$3,920	$383,481	$387,401
Commercial real estate (CRE) - owner-occupied	14,317	346,001	360,318	15,401	352,152	367,553
CRE - investor income producing	30,267	740,137	770,404	30,700	712,407	743,107
AC&D - 1-4 family construction	-	85,025	85,025	-	82,707	82,707
AC&D - lots, land & development	7,417	90,922	98,339	8,074	97,288	105,362
AC&D - CRE	-	186,325	186,325	-	194,732	194,732
Other commercial	1,692	11,051	12,743	1,962	10,938	12,900
Total commercial loans	57,796	1,885,605	1,943,401	60,057	1,833,705	1,893,762

Consumer:
Residential mortgage	20,833	252,791	273,624	21,472	239,049	260,521
Home equity lines of credit (HELOC)	1,063	169,646	170,709	1,088	175,711	176,799
Residential construction	1,836	50,795	52,631	2,470	56,590	59,060
Other loans to individuals	341	16,595	16,936	368	18,537	18,905
Total consumer loans	24,073	489,827	513,900	25,398	489,887	515,285
Total loans	81,869	2,375,432	2,457,301	85,455	2,323,592	2,409,047
Deferred costs	-	3,294	3,294	-	3,139	3,139
Total loans, net of deferred costs	$81,869	$2,378,726	$2,460,595	$85,455	$2,326,731	$2,412,186

At March 31, 2017 and December 31, 2016, the Company had sold participations in loans aggregating $24.0 million and $20.2 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. The Company serviced residential mortgage loans for the benefit of others totaling $2.3 million as of both March 31, 2017 and December 31, 2016.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few of the loans have ever been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. Total loans sold in the three months ended March 31, 2017 and March 31, 2016 were $31.4 million and $17.6 million, respectively.

At both March 31, 2017 and December 31, 2016, the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $1.0 billion.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At March 31, 2017 and December 31, 2016, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

For the three months ended March 31, 2017
Allowance for Loan Losses, excluding PCI:
Balance, beginning of period	$2,720	$1,286	$2,583	$567	$526	$1,484	$126	$841	$1,391	$435	$166	12,125
Provision for loan losses	431	(31)	267	3	(52)	(131)	(51)	133	203	(78)	(16)	678
Charge-offs	(62)	39	(13)	-	-	-	-	-	(101)	-	(10)	(147)
Recoveries	4	54	7	25	39	-	1	8	21	2	15	176
Net (charge-offs) recoveries	(58)	93	(6)	25	39	-	1	8	(81)	2	5	29
Balance, end of period	$3,093	$1,348	$2,844	$595	$513	$1,353	$77	$983	$1,513	$358	$155	$12,833

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	-	-	-	-	-	-	-	-	-	-	-	-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	-	-	-	-	-	-	-	-	-	-	-	-
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss	-	-	-	-	-	-	-	-	-	-	-	-
share receivable	-	-	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$3,093	$1,348	$2,844	$595	$513	$1,353	$77	$983	$1,513	$358	$155	$12,833

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total
For the three months ended March 31, 2016
Allowance for Loan Losses, excluding PCI:
Balance, beginning of period	$1,821	$1,135	$2,099	$247	$278	$679	$69	$672	$1,337	$461	$266	$9,064
Provision for loan losses	217	(27)	103	130	86	129	(40)	25	(35)	(27)	(5)	556
Charge-offs	(14)	-	-	-	-	-	-	(17)	-	(11)	(40)	(82)
Recoveries	23	-	15	4	34	-	38	44	91	26	19	294
Net (charge-offs) recoveries	9	-	15	4	34	-	38	27	91	15	(21)	212
Balance, end of period	$2,047	$1,108	$2,217	$381	$398	$808	$67	$724	$1,393	$449	$240	$9,832

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	-	-	-	-	-	-	-	-	-	-	-	-
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	-	-	-	-	-	-	-	-	-	-	-	-
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Allowance for Loan Losses	$2,047	$1,108	$2,217	$381	$398	$808	$67	$724	$1,393	$449	$240	$9,832

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at March 31, 2017 and December 31, 2016.

	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total

At March 31, 2017
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$201	$20	$-	$221
Collectively evaluated for impairment	3,093	1,348	2,844	595	513	1,353	77	983	1,312	338	155	12,612
	3,093	1,348	2,844	595	513	1,353	77	983	1,513	358	155	12,833
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$3,093	$1,348	$2,844	$595	$513	$1,353	$77	$983	$1,513	$358	$155	$12,833

Recorded Investment in Loans:
Individually evaluated for impairment	$478	$812	$2,186	$-	$614	$-	$218	$2,117	$2,668	$250	$-	$9,343
Collectively evaluated for impairment	425,666	345,189	737,951	85,025	90,308	186,325	10,833	250,674	166,978	50,545	16,595	2,366,089
	426,144	346,001	740,137	85,025	90,922	186,325	11,051	252,791	169,646	50,795	16,595	2,375,432
Purchased credit-impaired	4,103	14,317	30,267	-	7,417	-	1,692	20,833	1,063	1,836	341	81,869
Total	$430,247	$360,318	$770,404	$85,025	$98,339	$186,325	$12,743	$273,624	$170,709	$52,631	$16,936	$2,457,301

At December 31, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$178	$20	$-	$198
Collectively evaluated for impairment	2,720	1,286	2,583	567	526	1,484	126	841	1,213	415	166	11,927
	2,720	1,286	2,583	567	526	1,484	126	841	1,391	435	166	12,125
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,720	$1,286	$2,583	$567	$526	$1,484	$126	$841	$1,391	$435	$166	$12,125

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$1,006	$1,951	$-	$622	$-	$211	$2,014	$2,392	$243	$-	$8,439
Collectively evaluated for impairment	383,481	351,146	710,456	82,707	96,666	194,732	10,727	237,035	173,319	56,347	18,537	2,315,153
	383,481	352,152	712,407	82,707	97,288	194,732	10,938	239,049	175,711	56,590	18,537	2,323,592
Purchased credit-impaired	3,920	15,401	30,700	-	8,074	-	1,962	21,472	1,088	2,470	368	85,455
Total	$387,401	$367,553	$743,107	$82,707	$105,362	$194,732	$12,900	$260,521	$176,799	$59,060	$18,905	$2,409,047

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The historic look back periods utilized by management for all loan types was 15 quarters at both March 31, 2017 and December 31, 2016. On a semi annual basis, the Company establishes a minimum historical loss rate based on historic loss data published by the Federal Reserve. As noted in paragraph 3 vii below, a qualitative reserve is established when the actual quantitative historical loss rate is less than the established minimum reserve.

The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. This analysis indicated the need for an allowance for loan losses of $226 thousand and $257 thousand for the purchased performing portfolio at March 31, 2017 and December 31, 2016, respectively. The remaining mark on the purchased performing loan portfolio was $3.1 million and $3.4 million at March 31, 2017 and December 31, 2016, respectively. Approximately $2.1 million of the remaining mark at March 31, 2017 on the purchased performing loan portfolio was associated with the First Capital merger.

3)

         Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. These factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices, changes in loan review systems, geographical considerations and other factors. Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in 5 basis point increments, up or down, with a maximum positive factor of 1.00% and a negative factor of 1.00%. Details of the seven environmental factors for inclusion in the allowance methodology are as follows:

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

4)

         Reserve on PCI loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording a provision (an allowance for loan losses). In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers of loans generally greater than $1.0 million, and the probability of default that was determined based upon management’s review of the loan portfolio. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

There were no outstanding reserves on PCI loans as of March 31, 2017 and December 31, 2016.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both March 31, 2017 and December 31, 2016, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of March 31, 2017 and December 31, 2016, by loan class and by credit quality indicator.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	As of March 31, 2017
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$420,595	$348,962	$763,217	$85,025	$95,828	$186,325	$12,416	$1,912,368
Special mention	7,934	7,768	3,549	-	2,050	-	-	21,301
Classified	1,718	3,588	3,638	-	461	-	327	9,732
Total	$430,247	$360,318	$770,404	$85,025	$98,339	$186,325	$12,743	$1,943,401

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Consumer
Pass	$265,657	$162,135	$52,247	$16,736	-	-	-	$496,775
Special mention	5,389	5,935	123	26	-	-	-	11,473
Classified	2,577	2,640	261	174	-	-	-	5,652
Total	$273,623	$170,710	$52,631	$16,936	-	-	-	$513,900

Total Loans								$2,457,301

	As of December 31, 2016
	Commercial and industrial	CRE - owner-occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$378,592	$356,215	$735,698	$82,708	$102,147	$194,733	$12,568	$1,862,661
Special mention	7,229	7,779	3,276	-	2,727	-	-	21,011
Classified	1,580	3,560	4,133	-	489	-	331	10,093
Total	$387,401	$367,554	$743,107	$82,708	$105,363	$194,733	$12,899	$1,893,765

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Consumer
Pass	$252,934	$168,461	$58,487	$18,712	-	-	-	$498,594
Special mention	4,707	5,732	312	14	-	-	-	10,765
Classified	2,880	2,607	262	180	-	-	-	5,929
Total	$260,521	$176,800	$59,061	$18,906	-	-	-	$515,288

Total Loans								$2,409,053

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of March 31, 2017 and December 31, 2016.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of March 31, 2017
Commercial:
Commercial and industrial	$45	$-	$463	$4,103	$425,636	$430,247
CRE - owner-occupied	-	458	344	14,317	345,199	360,318
CRE - investor income producing	-	19	198	30,267	739,920	770,404
AC&D - 1-4 family construction	-	-	-	-	85,025	85,025
AC&D - lots, land & development	32	-	-	7,417	90,890	98,339
AC&D - CRE	-	-	-	-	186,325	186,325
Other commercial	-	-	211	1,692	10,840	12,743
Total commercial loans	77	477	1,216	57,796	1,883,835	1,943,401

Consumer:
Residential mortgage	375	153	1,405	20,833	250,858	273,624
HELOC	159	345	609	1,063	168,533	170,709
Residential construction	33	24	243	1,836	50,495	52,631
Other loans to individuals	41	-	24	341	16,530	16,936
Total consumer loans	608	522	2,281	24,073	486,416	513,900
Total loans	$685	$999	$3,497	$81,869	$2,370,251	$2,457,301

As of December 31, 2016
Commercial:
Commercial and industrial	$587	$7	$167	$3,920	$382,720	$387,401
CRE - owner-occupied	-	-	385	15,401	351,767	367,553
CRE - investor income producing	169	1,391	1,826	30,700	709,021	743,107
AC&D - 1-4 family construction	-	-	-	-	82,707	82,707
AC&D - lots, land & development	-	-	-	8,074	97,288	105,362
AC&D - CRE	-	-	-	-	194,732	194,732
Other commercial	-	-	211	1,962	10,727	12,900
Total commercial loans	756	1,398	2,589	60,057	1,828,962	1,893,762

Consumer:
Residential mortgage	328	69	2,940	21,472	235,712	260,521
HELOC	80	1,176	886	1,088	173,569	176,799
Residential construction	8	335	509	2,470	55,738	59,060
Other loans to individuals	46	3	24	368	18,464	18,905
Total consumer loans	462	1,583	4,359	25,398	483,483	515,285
Total loans	$1,218	$2,981	$6,948	$85,455	$2,312,445	$2,409,047

Impaired Loans - For all classes of loans, except PCI loans, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a TDR. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016

		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$463	$465	$-	$-	$-	$-
CRE - owner-occupied	797	920	-	995	1,078	-
CRE - investor income producing	2,125	2,125	-	1,481	1,489	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	595	722	-	622	748	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	211	211	-
Total commercial loans	4,191	4,443	-	3,309	3,526	-
Consumer:
Residential mortgage	2,217	2,287	-	2,052	2,077	-
HELOC	-	-	-	1,183	1,190	-
Residential construction	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	2,217	2,287	-	3,235	3,267	-
Total impaired loans with no related allowance recorded	$6,408	$6,730	$-	$6,544	$6,793	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	-	-	-	463	463	2
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	-	-	-	463	463	2
Consumer:
Residential mortgage	-	-	-	-	-	-
HELOC	2,693	2,807	201	1,224	1,248	176
Residential construction	243	243	20	243	243	20
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	2,936	3,050	221	1,467	1,491	196
Total impaired loans with an allowance recorded	$2,936	$3,050	$221	$1,930	$1,954	$198

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$463	$465	$-	$-	$-	$-
CRE - owner-occupied	797	920	-	995	1,078	-
CRE - investor income producing	2,125	2,125	-	1,944	1,952	2
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	595	722	-	622	748	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	211	211	-
Total commercial loans	4,191	4,443	-	3,772	3,989	2
Consumer:
Residential mortgage	$2,217	2,287	-	2,052	2,077	-
HELOC	2,693	2,807	201	2,407	2,438	176
Residential construction	243	243	20	243	243	20
Other loans to individuals			-	-	-	-
Total consumer loans	5,153	5,337	221	4,702	4,758	196

Total Impaired Loans Individually Reviewed for Impairment	$9,344	$9,780	$221	$8,474	$8,747	$198

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three months ended March 31, 2017 and 2016, the Company recognized $73 thousand and $36 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. The average recorded investment and interest income recognized on impaired loans, by class, for the three months ended March 31, 2017 and March 31, 2016 are shown in the table below.

	Three Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$232	$21	$449	$-
CRE - owner-occupied	1,059	2	1,456	-
CRE - investor income producing	1,882	-	666	7
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land & development	624	21	713	11
AC&D - CRE	-	-	-	-
Other commercial	269	-	106	-
Total commercial loans	4,066	44	3,390	18
Consumer:
Residential mortgage	2,566	7	1,545	5
Home equity lines of credit	1,780	-	156	-
Residential construction	-	-	240	4
Other loans to individuals	57	-	-	-
Total consumer loans	4,403	7	1,941	9
Total impaired loans with no related allowance recorded	$8,469	$51	$5,331	$27

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-
CRE - investor income producing	232	6	-	-
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land & development	-	1	-	-
AC&D - CRE	-	-	-	-
Other commercial	-	-	-	-
Total commercial loans	232	7	-	-
Consumer:
Residential mortgage	-	-	139	-
Home equity lines of credit	1,224	11	1,224	9
Residential construction	243	4	-	-
Other loans to individuals	-	-	-	-
Total consumer loans	1,467	15	1,363	9
Total impaired loans with an allowance recorded	$1,699	$22	$1,363	$9

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$232	$21	$449	$-
CRE - owner-occupied	1,060	2	1,456	-
CRE - investor income producing	2,114	6	666	7
AC&D - 1-4 family construction	-	-	-	-
AC&D - lots, land & development	623	22	713	11
AC&D - CRE	-	-	-	-
Other commercial	269	-	106	-
Total commercial loans	4,298	51	3,390	18
Consumer:
Residential mortgage	2,566	7	1,684	5
Home equity lines of credit	3,004	11	1,380	9
Residential construction	243	4	240	4
Other loans to individuals	57	-	-	-
Total consumer loans	5,870	22	3,304	18

Total Impaired Loans Individually Reviewed for Impairment	$10,168	$73	$6,694	$36

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is a probable loss or when there is reasonable doubt that all principal and interest will be collected, or when it is over 90 days past due. At March 31, 2017, there were no loans past due 90 days or more and accruing interest. At December 31, 2016, there was $1.2 million in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at March 31, 2017 and December 31, 2016. The recorded investment in nonaccrual loans at March 31, 2017 and December 31, 2016 was as follows:

	March 31,	December 31,
	2017	2016
Commercial:
Commercial and industrial	$463	$167
CRE - owner-occupied	1,018	1,085
CRE - investor income producing	2,740	2,193
AC&D - lots, land & development	30	33
Other commercial	211	210
Total commercial loans	4,462	3,688
Consumer:
Residential mortgage	2,429	2,458
HELOC	2,365	2,312
Residential construction	243	242
Other loans to individuals	114	119
Total consumer loans	5,151	5,131
Total nonaccrual loans	$9,613	$8,819

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $104.4 million and $109.8 million and a carrying value of $81.9 million and $85.5 million at March 31, 2017 and December 31, 2016, respectively. PCI loans represented 2.5% and 2.6% of total assets at March 31, 2017 and December 31, 2016, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31,
	2017	2016

Accretable yield, beginning of period	$29,608	$32,509
Addition from the First Capital acquisition	-	1,663
Servicing income	(1,413)	(1,753)
Accretion to interest income	(2,014)	(1,269)
Reclassification of nonaccretable difference due to improvement in expected cash flows	3,802	993
Other changes, net	332	(99)
Accretable yield, end of period	$30,315	$32,044

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

As of March 31, 2017, the Company had 7 TDR loans totaling $2.7 million, of which $245 thousand are nonaccrual loans. As of December 31, 2016, the Company had 11 TDR loans totaling $2.9 million, of which $374 thousand are nonaccrual loans. The Company had allocated $201 thousand and $198 thousand of specific reserves to customers whose loan terms have been modified in a TDR as of March 31, 2017 and December 31, 2016 respectively.

There were no concessions made during the three months ended March 31, 2017 or during the three months ended March 31, 2016.

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given. These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans. TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs.  TDRs having a book balance of less than $150,000, along with other impaired loans of similar size, are measured in a pooled approach utilizing loss given default and probability of default parameters.  TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms, which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit. As of March 31, 2017, the Company has outstanding one commercial TDR with a reduced interest rate and five commercial TDRs where an extension of maturity was granted. One of these commercial TDR’s is in the process of foreclosure and the remaining commercial TDRs are paying in accordance with the terms of the modification.

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given. These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification. TDRs, like other impaired loans, are measured based on the discounted cash flows or collateral value, less anticipated selling costs of the modified loan using pre-modified interest rates. As of March 31, 2017, the Company has two outstanding consumer TDRs where an extension of maturity was granted.  All consumer TDRs are paying according to the terms of the modification as of March 31, 2017.

There were no loans modified as TDRs within the 12 months ended March 31, 2017 and March 31, 2016 for which there was a payment default during the three months ended March 31, 2017 or ended March 31, 2016, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company does not deem a TDR successful until it has been re-established as an accruing loan. The following table presents the successes and failures of the types of modifications indicated within the 12 months ended March 31, 2017 and 2016:

Twelve Months Ended March 31, 2017
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	$-	6	$2,571	1	$160
Total	-	$-	6	$2,571	1	$160

Twelve Months Ended March 31, 2016
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	-	1	15	-	-
Total	-	$-	1	$15	-	$-

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

Loans to Directors, Executive Officers and Their Related Interests

	Three Months Ended	Three Months Ended
	March 31,	December 31,
	2017	2016

Beginning balance	$15,433	$14,404
Disbursements	271	2,806
Repayments	(568)	(1,777)
Ending balance	$15,136	$15,433

At March 31, 2017 and December 31, 2016, the Company had pre-approved but unused lines of credit totaling $758 thousand and $716 thousand, respectively, to related parties.

In addition to related party loans, the Company engages in deposit transactions with its directors, executive officers and their related interests. Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits at March 31, 2017 and December 31, 2016 was $11.9 million and $9.6 million, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 6 – Other Real Estate Owned

The Company owned $3.2 million and $2.4 million in OREO at March 31, 2017 and December 31, 2016, respectively. Transactions in OREO for the three months ended March 31, 2017 and year ended 2016 are summarized below:

	Three months ended	Year ended
	March 31,	December 31,
Non-Covered OREO	2017	2016

Beginning balance	$2,438	$4,211
Additions	1,111	518
Transfers from covered to non-covered	-	380
Sales	(224)	(2,282)
Writedowns	(158)	(389)
Ending balance	$3,167	$2,438

Covered OREO	2017	2016

Beginning balance	$-	$1,240
Additions	-	-
Transfers from covered to non-covered	-	(380)
Sales	-	(782)
Writedowns	-	(78)
Ending balance	$-	$-

As of March 31, 2017 and December 31, 2016, the Company had $1.7 million and $2.1 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

As of March 31, 2017 and December 31, 2016 the Company had $96 thousand and $12 thousand, respectively, of residential real estate properties in OREO.

Note 7 – Income Taxes

Income taxes are provided based on the asset-liability method of accounting, which includes the recognition of a deferred tax asset (“DTAs”) or a liability for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, the Company records a DTA when the event giving rise to the tax benefit has been recognized in the consolidated financial statements.

As of March 31, 2017 and December 31, 2016, the Company had a net DTA in the amount of approximately $21.3 million and $25.7 million, respectively. The decrease is a function first quarter 2017 earnings as well as increases in the fair value of available-for-sale securities. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of March 31, 2017 and December 31, 2016 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either March 31, 2017 or December 31, 2016.

Note 8 - Per Share Results

Basic earnings per share represent income available to shareholders divided by the weighted-average number of shares outstanding during the relevant period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options and restricted shares (non-vested shares), and are determined using the treasury stock method.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying condensed consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended
	March 31,
	2017	2016

Weighted-average number of common shares outstanding excluding unvested restricted shares	52,702,610	52,243,461

Reclassification of gains recognized Effect of dilutive stock options and unvested restricted shares	760,247	356,123

Weighted-average number of common shares and dilutive potential common Tax effect shares outstanding	53,462,857	52,599,584

At March 31, 2017, there were 1,328,021 stock options and 390,233 restricted shares outstanding. Dilutive stock options and restricted shares totaled 527,410 and 232,837 at March 31, 2017, respectively.

At March 31, 2016, there were 1,847,440 stock options and 676,586 restricted shares outstanding. Dilutive stock options and restricted shares totaled 247,052 and 109,071 at March 31, 2016, respectively.

Note 9 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At March 31, 2017, the Company had $741.8 million of pre-approved but unused lines of credit, $7.4 million of standby letters of credit and $9.6 million of commercial letters of credit. At December 31, 2016, the Company had $758.3 million of pre-approved but unused lines of credit, $8.2 million of standby letters of credit and $9.7 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 10 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors, swaps, and foreign exchange contracts, to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		March 31, 2017			December 31, 2016

			Estimated Fair Value			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:	Other assets and
Pay fixed swaps with counterparty	other liabilities	$25,000	$-	$299	$25,000	$-	$427

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liablities	26,725	-	112	25,151	-	155

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets	222,055	2,290	2,426	203,758	2,283	2,247
Matched interest rate swaps with counterparty	Other liabilities	222,055	-	153	203,758	-	313
Matched foreign exchange contract with borrower	Other assets	2,106	20	-	1,857	7	-
Matched foreign exchange contract with counterparty	Other liabilities	2,106	-	20	1,857	-	7
		448,322	2,310	2,599	411,230	2,290	2,567

Total derivatives		$500,047	$2,310	$3,010	$461,381	$2,290	$3,149

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments were January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. In January 2016, the $25.0 million two-year forward starting swap was terminated, resulting in a $1.9 million termination fee. The termination fee is being amortized into interest expense over the remaining life of the underlying instruments of approximately 60 months. These derivative instruments are carried at a fair market value of $(299) thousand and $(427) thousand at March 31, 2017 and December 31, 2016, respectively, and are included in other liabilities.

At March 31, 2017 and December 31, 2016, the Company had loan swaps, with an aggregate notional amount of $26.7 million and $25.2 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the counterparty the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate.

To meet the needs of its customers, the Company enters into interest rate swap agreements to convert customers’ variable rate loans with the Company to a fixed rate. To offset this interest rate risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had an aggregate notional amount of $222.1 million at March 31, 2017 representing the amount of fixed rate receivables outstanding and variable rate liabilities outstanding, and are included in other assets and other liabilities at their fair values of $2.3 million and $2.6 million, respectively. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. The foreign exchange contracts had a notional amount of $2.1 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively, representing the amount of contracts outstanding in U.S. dollars. The fair value of these contracts are included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income.

The following table details the location and amounts recognized in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss)			Pre-tax gain (loss) reclassified
	recognized in OCI			from AOCI into income
	For the three months ended			For the three months ended
	March 31,		Location of amounts reclassified	March 31,
	2017	2016	from AOCI into Income	2017	2016

Cash flow hedges:
Interest rate contracts	$(337)	$587	Total interest expense	$713	$73

		Pre-tax gain (loss)
		recognized in income
		For the three months ended
	Location of amounts	March 31,
	recognized in income	2017	2016
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(66)	$(73)

Not designated as hedges:
Client-related interest rate contracts	Other income	526	(145)
		$460	$(218)

Because of the unfavorable position of outstanding swap instruments at March 31, 2017 and December 31, 2016, the Company posted collateral of approximately $2.4 million and $1.2 million, respectively, with the related counterparties.

Note 11 – Accumulated Other Comprehensive Income (Loss)

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2017			March 31, 2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$768	$191	$577	$4,691	$1,734	$2,957
Change in net unrealized loss on securities transferred to held to maturity	61	79	(18)	26	27	(1)
Reclassification adjustment for net (gains) losses recognized in net income	(58)	21	(79)	6	(2)	8
Total securities available for sale and transferred securities	771	291	480	4,723	1,759	2,964

Derivatives:
Change in the accumulated gains (losses) on effective cash flow hedge derivatives	(337)	339	(676)	587	284	303
Change in the accumulated loss on terminated cash flow hedge derivatives	(154)	-	(154)	-	-	-
Reclassification adjustment for interest payments	713	(258)	971	73	(27)	100
Total derivatives	222	81	141	660	257	403

Total other comprehensive income	$993	$372	$621	$5,383	$2,016	$3,367

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$3,672	$(751)	$(6,203)	$(3,282)
Other comprehensive income (loss) before reclassifications	559	-	(676)	(117)
Amounts reclassified from accumulated other comprehensive loss	(79)	-	971	892
Change in the accumulated loss on terminated cash flow hedge derivatives	-	-	(154)	(154)
Transfer of securities from available for sale to held to maturity	18	(18)	-	-
Net other comprehensive income during the period	498	(18)	141	621
Balance, March 31, 2017	$4,170	$(769)	$(6,062)	$(2,661)

Balance, January 1, 2016	$564	$(1,065)	$(2,362)	$(2,863)
Other comprehensive income (loss) before reclassifications	2,957	(1)	303	3,259
Amounts reclassified from accumulated other comprehensive loss	8	-	100	108
Transfer of securities from available for sale to held to maturity	(26)	26	-	-
Net other comprehensive income (loss) during the period	2,939	25	403	3,367
Balance, March 31, 2016	$3,503	$(1,040)	$(1,959)	$504

Note 12 - Fair Value Measurements

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

Subordinated Loans and Junior Subordinated Debentures – The fair value of fixed rate junior subordinated debentures is estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate. The carrying amounts of variable rate junior subordinated debentures are reasonable estimates of fair value because they can reprice frequently.

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

The Company utilizes fair value measurements to determine fair value disclosures. The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2017 and December 31, 2016 are as follows:

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Financial assets:
Cash and cash equivalents	$73,843	$73,843	$73,843	$-	$-
Investment securities available-for-sale	423,345	423,345	1,376	420,649	1,320
Investment securities held-to-maturity	89,579	91,012	-	91,012	-
Nonmarketable equity securities	19,967	19,967	-	19,967	-
Loans held for sale	6,181	6,181	-	6,181	-
Loans, net of allowance	2,447,762	2,369,257	-	29,735	2,339,522
Accrued interest receivable	6,436	6,436	-	6,436	-
Derivative instruments	2,310	2,310	-	2,310	-

Financial liabilities:
Deposits with no stated maturity	1,802,366	1,802,366	-	1,802,366	-
Deposits with stated maturities	706,829	708,041	-	708,041	-
Short-term borrowings	340,000	339,884	-	339,884	-
Long-term borrowings	29,747	29,747	-	29,747	-
Subordinated loan and junior subordinated debt	33,671	33,671	-	33,671	-
Accrued interest payable	912	912	-	912	-
Derivative instruments	3,010	3,010	-	3,010	-

December 31, 2016
Financial assets:
Cash and cash equivalents	$83,614	$83,614	$83,614	$-	$-
Investment securities available-for-sale	402,501	402,501	1,239	399,942	1,320
Investment securities held-to-maturity	91,752	92,828	-	92,828	-
Nonmarketable equity securities	17,501	17,501	-	17,501	-
Loans held for sale	7,996	7,996	-	7,996	-
Loans, net of allowance	2,400,061	2,321,390	-	27,941	2,293,449
Accrued interest receivable	6,799	6,799	-	6,799	-
Derivative instruments	2,290	2,290	-	2,290	-

Financial liabilities:
Deposits with no stated maturity	1,772,680	1,772,680	-	1,772,680	-
Deposits with stated maturities	741,072	744,062	-	744,062	-
Short-term borrowings	285,000	285,000	-	285,000	-
Long-term borrowings	29,736	29,736	-	29,736	-
Subordinated loan and junior subordinated debt	33,501	33,501	-	33,501	-
Accrued interest payable	541	541	-	541	-
Derivative instruments	3,149	3,149	-	3,149	-

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company also utilizes fair value measurements to record fair value adjustments to certain assets and liabilities. Securities available-for-sale and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Derivative Instruments – Derivative instruments are recorded at fair value on a recurring basis. Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. At both March 31, 2017 and December 31, 2016, the Company’s derivative instruments consist of interest rate swaps and foreign exchange contacts.

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

At March 31, 2017 and December 31, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level within the fair value hierarchy, the recorded amount of assets and liabilities at March 31, 2017 and December 31, 2016 measured at fair value on a recurring basis:

	Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
March 31, 2017
Municipal securities	$-	$13,291	$-	$13,291
Residential agency pass-through securities	-	146,265	-	146,265
Residential collateralized mortgage obligations	-	167,336	-	167,336
Asset-backed securities	-	78,367	-	78,367
Corporate and other securities	-	-	1,320	1,320
All other equity securities	1,376	-	-	1,376
Fair value loans	-	29,735	-	29,735
Derivative assets	-	2,310	-	2,310
Derivative liabilities	-	3,009	-	3,009

December 31, 2016
Municipal securities	$-	$13,319	$-	$13,319
Residential agency pass-through securities	-	192,765	-	192,765
Residential collateralized mortgage obligations	-	94,410	-	94,410
Commercial mortgage-backed obligations	-	15,497	-	15,497
Asset-backed securities	-	83,951	-	83,951
Corporate and other securities	-	-	1,320	1,320
All other equity securities	1,239	-	-	1,239
Fair value loans	-	27,941	-	27,941
Derivative assets	-	2,290	-	2,290
Derivative liabilities	-	3,149	-	3,149

Securities measured on a Level 3 recurring basis at March 31, 2017 and December 31, 2016 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market.     There were no transfers between valuation levels for any accounts for the three months ended March 31, 2017 and March 31, 2016. If different valuation techniques were deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and March 31, 2016.

	Securities Available for Sale
	Three Months Ended	Year Ended
	March 31,	December 31,
	2017	2016

Fair value, beginning of the period	$1,320	$1,500
Change in unrealized gain recognized in other comprehensive income	-	(180)
Fair value, end of the period	$1,320	$1,320

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

	Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
March 31, 2017
OREO	$-	$-	$3,167	$3,167
Impaired loans:
Commercial and industrial	-	-	463	463
CRE - owner-occupied	-	-	344	344
CRE - investor income producing	-	-	2,118	2,118
Other commercial	-	-	211	211
Residential mortgage	-	-	1,499	1,499
HELOC	-	-	1,361	1,361
Residential construction	-	-	222	222

December 31, 2016
OREO	$-	$-	$2,438	$2,438
Impaired loans:
CRE - owner-occupied	-	-	1,078	1,078
CRE - investor income producing	-	-	353	353
AC&D - lots, land, & development	-	-	748	748
Other commercial	-	-	211	211
Residential mortgage	-	-	2,077	2,077
HELOC	-	-	2,438	2,438
Residential construction	-	-	243	243

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended March 31, 2017, OREO with a carrying value of $3.3 million was written down by $158 thousand to $3.2 million. During the three months ended March 31, 2016, OREO with a carrying value of $1.1 million was written down by $205 thousand to $916 thousand.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2017.

							Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Average Discount

OREO	$3,167	Appraisals	Discount to reflect current market conditions	0%	-	30%	5.22%

Impaired loans	6,218	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%	-	60%	20.81%
	$9,385

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 13 – Shareholders’ Equity

For the three months ended March 31, 2017, the Company issued 10,000 restricted stock awards and 1,400 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 82,600 shares in open market transactions and acquired 7,087 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the three months ended March 31, 2016, the Company issued 24,100 restricted stock awards and 1,300 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 98,349 shares in open market transactions and acquired 92,619 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

The Company maintains share-based plans for directors and employees to attract, retain and provide incentives for key employees and directors in the form of incentive and non-qualified stock options and restricted stock. The total number of shares available for issuance under all outstanding share-based plans is 603,986 as of March 31, 2017.

Activity in the Company’s share-based plans is summarized in the following table:

	Outstanding Options				Nonvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2016	1,405,515	$7.25	3.18	$5,412,428	405,732	$5.02	$4,377,846
Restricted shares granted	-	-	-		10,000	11.69	78,784
Options exercised	(77,494)	5.95	-		-	-	-
Restricted shares vested	-	-	-		(22,499)	7.14	269,587
Expired and forfeited	-	-	-		(3,000)	8.97	36,930
At March 31, 2017	1,328,021	$7.32	2.98	$6,800,546	390,233	$7.15	$4,828,375
Exercisable at March 31, 2017	1,326,354

At March 31, 2017, there is no unrecognized compensation cost related to nonvested stock options. Total compensation expense for stock options was $24 thousand and $12 thousand for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, unrecognized compensation cost related to nonvested restricted shares of $2.1 million is expected to be recognized over a weighted-average period of 0.87 years. Total compensation expense for restricted shares was $347 thousand and $282 thousand for the three months ended March 31, 2017 and 2016, respectively.

Note 14 – Subsequent Events

Dividend Declaration

On April 27, 2017, the Company announced that its Board of Directors declared a quarterly dividend of $0.04 per common share, payable on May 25, 2017 to all common shareholders of record as of the close of business on May 10, 2017.

Merger with South State Corporation

On April 26, 2017, the Company and South State Corporation (“South State”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into South State (the “Merger”), with South State continuing as the surviving entity in the Merger. Immediately following the Merger, the Bank will merge with and into South State’s wholly owned bank subsidiary, South State Bank (the “Bank Merger”), with South State Bank as the surviving entity in the Bank Merger.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the Company’s shareholders will have the right to receive 0.14 shares (the “Exchange Ratio”) of common stock, par value $2.50 per share, of South State for each share of common stock, par value $1.00 per share, of the Company.

In addition, each stock option granted by the Company, whether vested or unvested, will be cancelled and converted into the right to receive a cash amount equal to the product of (a) the number of shares of the Company’s Common Stock subject to such stock option immediately prior to the Effective Time and (b) the excess, if any, of (i) the product of (A) the average closing price per share for South State Common Stock for the ten full trading days ending on the day immediately preceding the closing date and (B) the Exchange Ratio (the “Cash Consideration Value”), over (ii) the exercise price of such option. Any stock options granted by the Company with an exercise price equal to or greater than the Cash Consideration Value will be cancelled for no consideration. Additionally, at the Effective Time, each award of restricted shares of the Company’s Common Stock will vest in full, the restrictions thereon will lapse and each such award will be converted into the right to receive the Merger Consideration in respect of each share of the Company’s Common Stock underlying such award.

The Merger is subject to regulatory approvals, approval of the Shareholders of both the Company and South State, and other customary closing conditions and currently expected to close in the fourth quarter of 2017. For more information about the proposed Merger and the Merger Agreement, see the Company’s Current Report on Form 8-K filed May 1, 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information set forth in this Quarterly Report on Form 10-Q, including information incorporated by reference in this report, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. The forward-looking statements express management’s current expectations or forecasts of future events, results and conditions, including timing and expectations regarding the proposed merger between the Company and South State Corporation (“South State”); the Company’s general business strategy of organic growth, expansion in new markets, hiring of additional personnel and expansion or addition of product capabilities; anticipated loan growth; changes in loan mix and deposit mix; capital and liquidity levels; net interest income; provision expense; noninterest income and noninterest expenses; realization of deferred tax asset; credit trends and conditions, including loan losses, allowance for loan loss, charge-offs, delinquency trends and nonperforming asset levels; the amount, timing and prices of any share repurchases; the payment of common stock dividends; and other similar matters. These forward-looking statements reflect management’s beliefs and assumptions based on the information available to management at the time these disclosures are prepared. The matters discussed in these forward-looking statements are not guarantees of future results or performance and by their nature involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between South State and the Company; the outcome of any legal proceedings that may be instituted against South State or the Company with respect to the proposed merger; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), and shareholder approvals or to satisfy any of the other conditions to the proposed merger on a timely basis or at all; the possibility that the anticipated benefits of the merger are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where South State and the Company do business; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger; South State’s ability to complete the acquisition and integrate the Company successfully; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, opening of de novo branches or otherwise in a timely, cost-effective manner; inability to capitalize on identified revenue enhancements or expense management opportunities; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the value of securities held in the investment securities portfolio; our ability to fully realize the value of our net deferred tax asset, including the impact of lower federal income tax rates on the carrying amount or the risk that we may be required to establish a valuation allowance; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on the financial, credit and real estate markets generally, which could negatively impact revenues and the value of our assets and liabilities; changes in general economic or business conditions, customer behavior and other uncertainties that could lead to reduced revenues and deterioration in the credit quality of the loan portfolio or the value of the collateral securing those loans and result in higher credit losses than currently expected; sensitivity to the interest rate environment, include continued low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve, and the impact on net interest margin; cyber-security concerns; failure to anticipate or inability to adapt to rapid technological developments and changes; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; the impact of implementation and compliance with legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk; and other factors that may affect future results of South State and the Company. Additional factors that could cause results to differ materially from those described above can be found elsewhere in this report, including Part II, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”) and in other documents the Company files with the SEC, and in South State’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and in other documents South State files with the SEC.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three-month period ended March 31, 2017. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $7.5 million, or $0.14 per share, for the three months ended March 31, 2017 compared to $2.7 million, or $0.05 per share, for the three months ended March 31, 2016. Changes in net income from the first quarter of 2016 include a 1.30% increase in net interest income and a 16.0% increase in noninterest income, which were facilitated in part by an 21% decrease in noninterest expense levels, and a nominal increase of $122 thousand in provision for loan losses which was driven by organic loan growth.

The Company reported adjusted net income (non-GAAP), which excludes merger-related expenses and gain or loss on sale of securities, of $7.5 million, or $0.14 per share, for the three months ended March 31, 2017, compared to $6.2 million, or $0.12 per share, for the three months ended March 31, 2016. The increase in adjusted net income (non-GAAP) resulted from higher net interest and noninterest income, a decrease in noninterest expenses, driven primarily by cost savings from the acquisition of First Capital Bancorp, Inc. (“First Capital”), offset by a nominal, increase in provision for loan losses.

Net interest margin (non-FTE) was 3.68% at March 31, 2017, representing a 10 basis point decrease from 3.78% at March 31, 2016. This reduction resulted primarily from a 20 basis point decrease in yield on loans, due primarily to lower interest rates on new loans, and a 9 basis point decrease in the net interest spread, due to an increase in total borrowed funds..

Total assets increased $53.4 million, or 4.02%, to $3.3 billion at March 31, 2017, compared to total assets of $3.26 billion at December 31, 2016. Cash and equivalents increased 17.3%, total investments increased 4.3% and total loans increased 2%, to $2.5 billion due to continued success in origination efforts.

Asset quality remains a point of strength for the Company with nonperforming loans to total loans of 0.49% and nonperforming assets to total assets of 0.46% at March 31, 2017. Nonperforming loans decreased 6.2%, to $12.1 million at March 31, 2017, compared to $12.9 million, or 0.54% of total loans, at December 31, 2016. Nonperforming assets decreased 0.6%, to $15.3 million, or 0.46% of total assets, at March 31, 2017, compared to $15.4 million, or 0.47% of total assets, at December 31, 2016.

Total deposits decreased 0.2%, to $2.51 billion at March 31, 2017, compared to $2.51 billion at December 31, 2016, due to competitive pressures of rising interest rates. Total shareholders’ equity increased 1.7%, to $361.7 million at March 31, 2017 compared to $355.8 million at December 31, 2016, driven by retained earnings and an increase in unrealized gains in the marketable securities portfolio from December 31, 2016. The Company’s ratio of total common equity to total assets remained the same at 10.93% at March 31, 2017 and at December 31, 2016. The Company’s ratio of tangible common equity to tangible assets (non-GAAP) increased to 8.89% at March 31, 2017 from 8.84% at December 31, 2016. The Company’s Tier 1 leverage ratio increased to 9.99% at March 31, 2017 from 9.92% at December 31, 2016, primarily due to solid growth in retained earnings.

As noted in the Business Overview section below, on April 27, 2017 the Company announced the signing on April 26, 2017 of a definitive merger agreement with South State Corporation (“South State”) to combine the two companies and create a $14.5 billion in assets franchise operating throughout the Carolinas, Virginia and Georgia. Under the terms of the agreement, the Company will merge into South State, and the Company’s shareholders will receive 0.14 shares of South State common stock for each share of the Company’s common stock. The aggregate consideration is estimated to total approximately $690.8 million in aggregate, based on 53,112,726 shares of Park Sterling common stock outstanding as of March 31, 2017 and on South State’s April 26, 2017 closing stock price of $91.90.

Adjusted net income and related per share measures, as well as tangible common equity and tangible assets, and related ratios, are non-GAAP financial measures. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

Business Overview

The Company, a North Carolina corporation, was formed in October 2010 to serve as the holding company for Park Sterling (the “Bank”) pursuant to a bank holding company reorganization effective January 1, 2011 and is a bank holding company registered with the Federal Reserve Board. The Bank was incorporated in September 2006 as a North Carolina-chartered commercial nonmember bank.

As part of our growth strategy, the Company has consummated several acquisitions since the bank holding company reorganization, including the acquisitions of Community Capital Corporation (“Community Capital”) in November 2011, Citizens South Banking Corporation (“Citizens South”) in October 2012, Provident Community BancShares, Inc. (“Provident Community”) in May 2014 and First Capital in January 2016. Additionally, from an organic standpoint, over the past several years the Company has opened additional branches in North and South Carolina, and two full service branches in Richmond, Virginia.

On January 1, 2016, the Company acquired First Capital, based in Glen Allen, Virginia and the parent company of First Capital Bank. As a result of the merger of First Capital into the Company, First Capital Bank, which operated eight branches in the Richmond, Virginia area, became a wholly-owned subsidiary of the Company and thereafter was merged into the Bank. The aggregate merger consideration consisted of approximately 8.4 million shares of Common Stock and approximately $25.7 million in cash. Based on the $7.32 per share closing price of the Company’s common stock on December 31, 2015, the transaction value was approximately $87.1 million.

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

On April 26, 2017, the Company and South State, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into South State (the “Merger”), with South State continuing as the surviving entity in the Merger. Immediately following the Merger, the Bank will merge with and into South State’s wholly owned bank subsidiary, South State Bank (the “Bank Merger”), with South State Bank as the surviving entity in the Bank Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the Company’s shareholders will have the right to receive 0.14 shares (the “Exchange Ratio”) of common stock, par value $2.50 per share, of South State for each share of common stock, par value $1.00 per share, of the Company.

In addition, each stock option granted by the Company, whether vested or unvested, will be cancelled and converted into the right to receive a cash amount equal to the product of (a) the number of shares of the Company’s Common Stock subject to such stock option immediately prior to the Effective Time and (b) the excess, if any, of (i) the product of (A) the average closing price per share for South State Common Stock for the ten full trading days ending on the day immediately preceding the closing date and (B) the Exchange Ratio (the “Cash Consideration Value”), over (ii) the exercise price of such option. Any stock options granted by the Company with an exercise price equal to or greater than the Cash Consideration Value will be cancelled for no consideration. Additionally, at the Effective Time, each award of restricted shares of the Company’s Common Stock will vest in full, the restrictions thereon will lapse and each such award will be converted into the right to receive the Merger Consideration in respect of each share of the Company’s Common Stock underlying such award.

The Merger is subject to regulatory approvals, approval by the shareholders of both the Company and South State, and other customary closing conditions and currently expected to close in the fourth quarter of 2017. For more information about the proposed Merger and the Merger Agreement, see the Company’s Current Report on Form 8-K filed May 1, 2017.

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures frequently are used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. We encourage readers to consider the Unaudited Financial Statements in their entirety and not to rely on any single financial measure.

In particular, management uses tangible assets, tangible common equity, adjusted allowance for loan losses, adjusted net income and adjusted noninterest expenses, and related ratios and per-share measures, each of which is a non-GAAP financial measure. Management uses (i) tangible assets and tangible common equity (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired portfolios (fair market value adjustments are available only for losses on acquired loans), to evaluate both asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable), in each case to evaluate core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s Unaudited Financial Statements:

Reconciliation of Non-GAAP Financial Measures

	March 31,	December 31,
	2017	2016
	(dollars in thousands, except per share amounts)
Tangible assets
Total assets	$3,308,756	$3,255,396
Less: intangible assets	(74,301)	(74,755)
Tangible assets	$3,234,455	$3,180,641

Tangible common equity
Total common equity	$361,720	$355,845
Less: intangible assets	(74,301)	(74,755)
Tangible common equity	$287,419	$281,090

Tangible common equity to tangible assets
Tangible common equity	287,419	281,090
Divided by: tangible assets	3,234,455	3,180,641
Tangible common equity to tangible assets	8.89%	8.84%
Common equity to assets	10.93%	10.93%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$12,833	$12,125
Plus: acquisition accounting net FMV adjustments to acquired loans	25,645	27,773
Adjusted allowance for loan losses	$38,478	$39,898
Divided by: total loans (excluding LHFS before FMV adjustments)	2,486,240	2,439,959
Adjusted allowance for loan losses to total loans	1.55%	1.64%
Allowance for loan losses to total loans	0.52%	0.50%

	Three months ended
	March 31,	March 31,
	2017	2016
Adjusted net income	(dollars in thousands)
Net Income (as reported)	$7,489	$2,741
Plus: merger-related expenses	-	5,193
Less: loss (gain) on sale of securities	(58)	6
Less: tax impact of merger-related expenses and gain on sale of securities	20	(1,772)
Adjusted net income	$7,451	$6,168

Divided by: weighted average diluted shares	53,462,857	52,599,584
Adjusted net income per share	$0.14	$0.12
Estimated tax rate for adjustment	33.73%	34.09%

Adjusted noninterest expense
Noninterest expense	$20,642	$26,153
Less: merger-related expenses	-	(5,193)
Adjusted noninterest expense	$20,642	$20,960

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

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) and in accordance with general practices within the banking industry. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements and accompanying notes (the “2016 Audited Financial Statements”) included in the 2016 Form 10-K. While all of these policies are important to understanding the Unaudited Financial Statements, certain accounting policies described below involve significant judgment and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

PCI loans represent loans acquired in connection with the acquisitions of Community Capital, Citizens South, Provident Community and First Capital, that were deemed credit impaired at the time of acquisition. PCI loans that were classified as nonperforming loans by these institutions are no longer classified as nonperforming so long as, at acquisition and quarterly re-estimation periods, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment regarding the timing and amount of cash flows to be collected is required to classify PCI loans as performing, even if the loan is contractually past due.

Allowance for Loan Losses. The allowance for loan losses is based upon management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio as of the balance sheet date. The determination of the allowance for loan losses involves a high degree of judgment and complexity. In making the evaluation of the adequacy of the allowance for loan losses, management considers current economic and market conditions, independent loan reviews performed periodically by third parties, portfolio trends and concentrations, delinquency information, management's internal review of the loan portfolio, internal historical loss rates and other relevant factors. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require us to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Although provisions have been established by loan segments based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans, other than the portion related to PCI loans and specific reserves on impaired loans, is available to absorb further loan losses in any segment. Further information regarding our policies and methodology used to estimate the allowance for possible loan losses is presented in Note 5 – Loans and Allowance for Loan Losses to the 2016 Audited Financial Statements included in the 2016 Form 10-K, and Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

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

Additional information regarding our income taxes is presented in Note 12 —Income Taxes to the 2016 Audited Financial Statements and Note 8- Income Taxes to the Unaudited Financial Statements included in this Form 10-Q.

Financial Condition at March 31, 2017 and December 31, 2016

Total assets increased $53.4 million to $3.3 billion at March 31, 2017 compared to total assets of $3.26 billion at December 31, 2016. During the three months, cash and interest-earning balances decreased $10.0 million, or 12.0%, to $73.1 million at March 31, 2017 from $83.0 million at December 31, 2016; total loans increased $48.4 million, or 2.0%, to $2.5 billion at March 31, 2017 from $2.4 billion at December 31, 2016; and investment securities, which include available-for-sale and held-to-maturity securities, increased to $512.9 million at March 31, 2017 from $494.3 million at December 31, 2016. These increases were all driven by organic loan growth and additional investments in securities.

Total liabilities of $2.9 billion at March 31, 2017 increased $47.5 million, or 1.6%, compared to total liabilities of $2.9 billion at December 31, 2016. Total deposits decreased $4.6 million, or 0.2%, to $2.5 billion at March 31, 2017 from $2.5 billion at December 31, 2016. Total borrowings increased $55.2 million, or 19.8%, to $403.4 million at March 31, 2017 from $348.2 million at December 31, 2016, including $55.0 million of additional short-term FHLB borrowings.

Total shareholders’ equity increased $5.9 million, or 1.7%, during the first three months of 2017 to $361.7 million at March 31, 2017. The $5.9 million increase was due a $621 thousand improvement in accumulated other comprehensive income resulting from unrealized securities gains and a $4.8 million increase in net income for the three months ended March 31, 2017. These increases were partially offset by the repurchase of 82,600 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program and the payment of $2.1 million of dividends on common stock.

The following table presents selected ratios for the Company for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016:

Selected Ratios

	Three months ended		Twelve months
	March 31,		ended
	(annualized)		December 31,
	2017	2016	2016
Return on Average Assets	0.93%	0.35%	0.63%

Return on Average Equity	8.46%	3.16%	5.62%

Period End Equity to Total Assets	10.93%	11.08%	10.93%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At March 31, 2017, investment securities totaled $512.9 million compared to $494.3 million at December 31, 2016.

Securities available-for-sale of $51.6 million were sold in the three months ended March 31, 2017 resulting in gross gains of $58 thousand. Securities available-for-sale of $100.1 million were sold during the three months ended March 31, 2016 resulting in gross gains of $94 thousand and gross losses of $100 thousand.

At March 31, 2017, our available-for-sale investment portfolio had a net unrealized loss of $1.3 million compared to a $2.0 million net unrealized loss at December 31, 2016. The improvement in the unrealized loss is a result of the increase in market rates at period end. There were no securities with an unrealized loss deemed to be other than temporary at March 31, 2017 or December 31, 2016.

At March 31, 2017, we had $33.0 million in interest-bearing deposits at correspondent banks, all of which was on deposit with the Federal Reserve Bank, compared to $48.9 million in interest-bearing deposits at correspondent banks at December 31, 2016.

Loans

We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts or portfolio managers are responsible for underwriting and assigning proper risk grades for all commercial loans with exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and supporting documents which outline the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure. A management-level loan committee reviews all loans greater than $5 million and is responsible for approving all credits in excess of the chief credit officer and senior credit officers’ lending authority, which was $5 million at March 31, 2017.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Current AC&D loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans has continued to improve due to increasing new home sales in our primary markets. At both March 31, 2017 and December 31, 2016, approximately 1% of our AC&D loan portfolio, commercial and consumer, falls under the watch list. Beginning with the First Capital acquisition and at December 31, 2016, the Bank’s concentration in commercial real estate (CRE) and construction and development (C&D) loans exceeded the thresholds specified in the federal banking agencies’ guidance emphasizing the need for enhanced risk management activities over the CRE and C&D concentrations. As a result, the Bank has instituted the enhanced risk management activities and concentrations are reviewed periodically with our board of directors’ Loan and Risk Committee.

Our home equity line of credit (“HELOC”) portfolio totaled approximately $170.7 million and $176.8 million at March 31, 2017 and December 31, 2016, respectively. HELOCs typically have a maturity of 10 years and are interest only or have a 1% repayment requirement. At maturity, the full balance is due or is underwritten for renewal. A review of the HELOC portfolio is performed on at least a semi-annual basis.

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

At March 31, 2017, total loans, net of deferred fees and excluding loans held for sale, increased $48.4 million compared to December 31, 2016, due primarily to an increase in commercial loans. The composition of the portfolio remained steady, with commercial loans representing 79% of the total loan portfolio, and consumer loans representing 21% of the total loan portfolio at both March 31, 2017 December 31, 2016. Our metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina, Greenville and Charleston, South Carolina and Richmond, Virginia, reported a $30.1 million, or 1.8%, increase in total loans from December 31, 2016 to $1.7 billion at March 31, 2017, due to organic loan growth in these markets. The community markets reported a $3.5 million, or 1.1%, decrease in total loans from December 31, 2016 to $321.7 million at March 31, 2017, primarily due to more limited attractive lending opportunities. The Company’s central business units, which primarily include mortgage, builder finance, private banking and special assets, remained flat as growth in mortgage, private banking and builder finance offset reductions in special asset loans.

Total commercial loans increased $49.6 million during the first quarter and represent 79% of the loan portfolio at March 31, 2017. Commercial and industrial and commercial real estate owner occupied increased $35.6 million and represent 32.1% of the portfolio, up from 31.3% from December 31, 2016, reflecting an increased focus on commercial and industrial and commercial real estate owner occupied lending. Acquisition, construction and development loans decreased $13.1 million and represent 15% of the portfolio, down from 15.9% from December 31, 2016. Total Consumer loans decreased $1.4 million from December 31, 2016 to March 31, 2017. Residential construction and other consumer loans decreased 11% and 10%, respectively, from December 31, 2016 to March 31, 2017.

Asset Quality and Allowance for Loan Losses

Our Allowance for Loan Losses Committee is responsible for overseeing our allowance and works with our chief executive officer, senior financial officers, senior risk management officers and the Audit Committee of the board of directors in developing and achieving our allowance methodology and practices. Our allowance for loan loss methodology includes four components – specific reserves, quantitative reserves, qualitative reserves and reserves on PCI loans. Information about the four components and our policy and methodology used to estimate the allowance for loan losses, including details of the various environmental factors considered in the qualitative component, is presented in Note 5 – Loans and Allowance for Loan Losses to the 2016 Audited Financial Statements included in the 2016 Form 10-K and Note 5 – Loans and Allowance for Loan Losses to the Unaudited Financial Statements included in this Form 10-Q.

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$311	2.42%	$2,782	21.68%	$-	0.00%
CRE - owner-occupied	-	0.00%	119	0.94%	1,229	9.59%	-	0.00%
CRE - investor income producing	-	0.00%	232	1.81%	2,612	20.35%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	595	4.64%	-	0.00%
AC&D - lots, land & development	-	0.00%	1	0.01%	512	3.99%	-	0.00%
AC&D - CRE	-	0.00%	71	0.55%	1,282	9.99%	-	0.00%
Other commercial	-	0.00%	-	0.00%	77	0.60%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	222	1.73%	761	5.93%	-	0.00%
Home equity lines of credit	201	1.57%	248	1.93%	1,064	8.29%	-	0.00%
Residential construction	20	0.16%	109	0.85%	230	1.79%	-	0.00%
Other loans to individuals	-	0.00%	1	0.01%	154	1.20%	-	0.00%
	$221	1.72%	$1,314	10.24%	$11,298	88.04%	$-	0.00%

	December 31, 2016
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$634	5.23%	$2,086	17.20%	$-	0.00%
CRE - owner-occupied	-	0.00%	54	0.45%	1,233	10.17%	-	0.00%
CRE - investor income producing	-	0.00%	78	0.64%	2,505	20.66%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	567	4.68%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	526	4.34%	-	0.00%
AC&D - CRE	-	0.00%	75	0.62%	1,410	11.63%	-	0.00%
Other commercial	-	0.00%	-	0.00%	126	1.04%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	153	1.26%	687	5.67%	-	0.00%
HELOC	178	1.47%	273	2.25%	940	7.75%	-	0.00%
Residential construction	20	0.16%	128	1.06%	287	2.37%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	165	1.36%	-	0.00%

Total	$198	1.63%	$1,395	11.51%	$10,532	86.86%	$-	0.00%

The allowance for loan losses was $12.8 million, or 0.52% of total loans, at March 31, 2017 compared to $12.1 million, or 0.50% of total loans, at December 31, 2016. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of an increase of $1.0 million in the qualitative component of the allowance primarily due to organic loan growth of $54.0 million from December 31, 2016, an additional provision recorded for the purchased performing loans, and an increase of $125 thousand in the qualitative component of the allowance. These increases were partially offset by a decrease of $306 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of net recoveries.

In accordance with GAAP, loans acquired from Community Capital, Citizens South, Provident Community and First Capital were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At March 31, 2017, acquired loans comprised 23% of our total loans, compared to 26% at December 31, 2016. The ratio of the allowance for loan losses to total loans was 0.52% at March 31, 2017 and 0.50% at December 31, 2016. The ratio of the adjusted allowance for loan losses to total loans (non-GAAP), which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 1.55% at March 31, 2017 and 1.64% at December 31, 2016. Adjusted allowance for loan losses to loans is a non-GAAP financial measure, which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both March 31, 2017 and December 31, 2016, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $15.3 million, or 0.46% of total assets, at March 31, 2017 compared to $15.4 million, or 0.47% of total assets, at December 31, 2016. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $0.8 million, or 6.2%, to $12.1 million, or 0.49% of total loans at March 31, 2017, compared to $12.9 million, or 0.54% of total loans, at December 31, 2016. The decrease in nonperforming loans was due primarily to improved payment history for Park Sterling legacy borrowers.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans increased $794 thousand, or 9.0%, in the first quarter of 2017 from $8.8 million at December 31, 2016 to $9.6 million at March 31, 2017. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At March 31, 2017, nonaccrual TDR loans were $245 thousand and had no related allowance recorded. At December 31, 2016, nonaccrual TDR loans were $374 thousand and had no related allowances recorded. Accruing TDRs totaled $2.5 million at March 31, 2017 and $2.5 million at December 31, 2016 and had related allowances of $201 thousand and $192 thousand recorded at March 31, 2017 and December 31, 2016, respectively.

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

All loans graded 60 or worse (criticized or classified) are included on our list of “watch loans,” which represent potential problem loans, and are updated periodically and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) generally greater than $150 thousand as well as selected other loans as deemed appropriate. At March 31, 2017, we maintained “watch loans” totaling $48.2 million compared to $31.9 million at December 31, 2016. Approximately $19.8 million and $8.4 million of the watch loans at March 31, 2017 and December 31, 2016, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At March 31, 2017, OREO totaled $3.2 million, all of which is recorded at values based on our most recent appraisals. At December 31, 2016, OREO totaled $2.4 million, all of which was recorded at values based on the most recent appraisals then available.

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

Total deposits at March 31, 2017 were $2.5 billion, a decrease of $4.6 million, or 0.2%, from December 31, 2016. Money market deposits increased $9.8 million, or 1.6%, and represented 26% of total deposits at March 31, 2017. Non-interest bearing demand deposits, interest-bearing demand deposits and savings deposits increased $17.3 million, or 9.7%. Brokered money market accounts increased $671 thousand, or 0.4%. Certificates of deposit and other time deposits decreased $32.3 million or 4.9%, and represented 25% of total deposits at March 31, 2017. The following is a summary of deposits at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Noninterest bearing demand deposits	$524,380	$521,295
Interest-bearing demand deposits	466,000	459,238
Money market deposits	641,227	631,414
Savings	105,754	98,295
Brokered deposits	150,273	149,602
Certificates of deposit and other time deposits	621,561	653,908
Total deposits	$2,509,195	$2,513,752

Total borrowings, net of acquisition fair market value adjustments, increased $55.2 million to $403.4 million at March 31, 2017 compared to $348.3 million at December 31, 2016. Borrowings at March 31, 2017 include $29.0 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible subordinated debt related to trust preferred securities.

The following table details short and long-term borrowings at March 31, 2017 and December 31, 2016:

			March 31, 2017		December 31, 2016
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
FHLB Fixed Rate Credit	1/6/2017	0.50%	$-		$80,000
FHLB Fixed Rate Credit	1/12/2017	0.64%	-		55,000
FHLB Fixed Rate Credit	1/12/2017	0.64%	-		75,000
FHLB Fixed Rate Credit	1/26/2017	0.63%	-		75,000
FHLB Fixed Rate Credit	4/5/2017	0.72%	60,000		-
FHLB Fixed Rate Credit	4/12/2017	0.90%	130,000		-
FHLB Fixed Rate Credit	4/19/2017	0.89%	25,000		-
FHLB Fixed Rate Credit	4/26/2017	0.90%	125,000		-
Total short-term borrowings			340,000	0.87%	285,000	0.60%

Long-term borrowings:
Junior subordinated debt	06/15/36	2.6812%	6,612		6,564
Junior subordinated debt	12/15/35	2.7012%	10,100		10,029
Junior subordinated debt	10/01/36	2.8876%	1,467		2,789
Junior subordinated debt	03/01/37	2.7946%	6,931		5,558
Junior subordinated debt	09/21/36	2.8312%	3,865		3,849
Subordinated loan	09/21/36	2.8312%	4,696		4,712
Senior unsecured term loan	12/18/22	4.7500%	29,747		29,736
Total long-term borrowings			63,418	3.69%	63,237	3.73%
Total borrowings			$403,418		$348,237

Results of Operations

The following table summarizes components of net income and the changes in those components for the three months ended March 31, 2017 and 2016:

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2017	2016	Change
	(Unaudited)		$	%
	(Dollars in thousands)
Gross interest income	$30,821	$30,162	$659	2.2%
Gross interest expense	3,763	3,565	198	5.6%
Net interest income	27,058	26,597	461	1.7%

Provision for loan losses	678	556	122	21.9%

Noninterest income	5,468	4,727	741	15.7%
Noninterest expense	20,642	26,153	(5,511)	-21.1%
Net income before taxes	11,206	4,615	6,591	142.8%

Income tax expense	3,717	1,874	1,843	98.3%

Net income	$7,489	$2,741	$4,748	173.2%

Net Income. Net income for the three months ended March 31, 2017 was $7.5 million, compared to $2.7 million for the three months ended March 31, 2016. Changes in net income from the first quarter of 2016 include a 1.73% increase in net interest income, a 15.7% increase in noninterest income and a 21.1% decrease in noninterest expense levels. Annualized return on average assets increased during the three-month period ended March 31, 2017 to 0.93% from 0.35% for the same period in 2016 due primarily to the absence of merger-related expenses. Annualized return on average equity increased to 8.46% for the three-month period ended March 31, 2017 from 3.16% for the three-month period ended March 31, 2016, also due to the absence of merger-related expenses.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $27.1 million for the three-month period ended March 31, 2017 from $26.6 million for the three months ended March 31, 2016. The increase is primarily due to an increase in average interest earning assets, which result primarily from organic loan growth.

Total average interest-earning assets increased to $3.0 billion in the three months ended March 31, 2017 compared to $2.8 billion in the three months ended March 31, 2016. Average balances of total interest-bearing liabilities were $2.3 billion in the three-month period ended March 31, 2017, compared to $2.3 billion in the same period in 2016. Our net interest margin decreased from 3.78% in the three-month period ended March 31, 2016 to 3.68% in the corresponding period in 2017. This decrease in net interest margin reflects primarily the lower interest rates on the loan portfolio.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees (1)	$2,423,722	$27,462	4.60%	$2,274,824	$27,124	4.80%
Federal funds sold	866	2	0.94%	6,895	8	0.47%
Taxable investment securities	486,065	2,935	2.42%	487,154	2,687	2.22%
Tax-exempt investment securities	13,322	135	4.05%	16,047	147	3.68%
Other interest-earning assets	60,799	287	1.91%	48,772	196	1.62%
Total interest-earning assets	2,984,774	30,821	4.19%	2,833,692	30,162	4.28%

Allowance for loan losses	(12,276)			(9,864)
Cash and due from banks	36,995			36,758
Premises and equipment	63,033			66,514
Goodwill	63,317			62,055
Intangible assets	11,187			12,718
Other assets	111,480			130,752
Total assets	$3,258,510			$3,132,625

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$464,792	$86	0.08%	$426,795	$85	0.08%
Savings and money market	730,253	562	0.31%	733,301	831	0.46%
Time deposits - core	639,264	1,174	0.74%	710,289	1,219	0.69%
Brokered deposits	148,705	570	1.55%	126,824	280	0.89%
Total interest-bearing deposits	1,983,014	2,392	0.49%	1,997,209	2,415	0.49%
Short-term borrowings	298,667	501	0.68%	191,701	294	0.62%
Long-term borrowings	29,741	371	5.06%	65,824	410	2.51%
Subordinated debt	33,589	499	6.02%	32,930	446	5.45%
Total borrowed funds	361,997	1,371	1.54%	290,455	1,150	1.59%
Total interest-bearing liabilities	2,345,011	3,763	0.65%	2,287,664	3,565	0.63%

Net interest rate spread		27,058	3.54%		26,597	3.65%

Noninterest-bearing demand deposits	517,090			456,457
Other liabilities	37,279			39,948
Shareholders' equity	359,130			348,556
Total liabilities and shareholders' equity	$3,258,510			$3,132,625
Net interest margin			3.68%			3.78%

(1) Average loan balances include nonaccrual loans.
(2) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Provision for Loan Losses. Our provision for loan losses increased $122 thousand to $678 thousand during the three months ended March 31, 2017, compared to $556 thousand during the corresponding period in 2016. Included in the loan loss provision for the first quarter of 2017 was an increase in allowance for loan losses due primarily to loan growth and additional provision related to purchased performing loans acquired from Citizens South and Provident Community.

We had $29 thousand in net recoveries during the three months ended March 31, 2017 compared to net recoveries of $212 thousand during the corresponding period in 2016. The net recoveries in the first quarter of 2017 reflected the continued resolution of problem assets. There were no charge-offs in excess of fair market value adjustments on PCI loans during the three months ended March 31, 2017.

Noninterest Income. The following table presents components of noninterest income for the three months ended March 31, 2017 and 2016:

Noninterest Income

	Three months ended
	March 31,
	2017	2016	Change
	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,682	$1,489	$193	13.0%
Income from fiduciary activities	527	664	(137)	-20.6%
Commissions and fees from investment brokerage	122	139	(17)	-12.2%
Income from capital markets	609	68	541	795.6%
Gain (Loss) on sale of securities available for sale	58	(6)	64	100.0%
ATM and card income	714	573	141	24.6%
Mortgage banking income	961	775	186	24.0%
Income from bank-owned life insurance	578	988	(410)	-41.5%
Amortization of indemnification asset and true-up liability expense	-	(147)	147	-100.0%
Other noninterest income	217	184	33	17.9%

Total noninterest income	$5,468	$4,727	$741	15.7%

Noninterest income increased $741 thousand, or 15.7%, for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. Noteworthy changes among categories include (i) a $193 thousand increase in service charges on deposit accounts; (ii) a $541 thousand increase in income from capital markets capital markets due to increased foreign exchange and back-to back swap customers during the quarter; (iii) a $186 thousand increase in mortgage banking income; (iv) a $141 increase in ATM and card income; (v) a $137 thousand decrease in income from fiduciary activities; and (vi) a $410 thousand decrease in income from bank-owned life insurance.

Noninterest Expense. The following table presents components of noninterest expense for the three months ended March 31, 2017 and 2016:

Noninterest Expense

	Three months ended
	March 31,
	2017	2016	Change
	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$11,483	$13,018	$(1,535)	-11.8%
Occupancy and equipment	2,907	3,125	(218)	-7.0%
Advertising and promotion	146	421	(275)	-65.3%
Legal and professional fees	783	725	58	8.0%
Deposit charges and FDIC insurance	485	432	53	12.3%
Data processing and outside service fees	1,925	5,523	(3,598)	-65.1%
Communication fees	463	483	(20)	-4.1%
Core deposit intangible amortization	454	458	(4)	-0.9%
Net cost of operation of other real estate owned	175	266	(91)	-34.2%
Loan and collection expense	117	37	80	216.2%
Postage and supplies	142	173	(31)	-17.9%
Other noninterest expense	1,562	1,492	70	4.7%

Total noninterest expense	$20,642	$26,153	$(5,511)	-21.1%

Total noninterest expense decreased to $20.6 million for the three months ended March 31, 2017, a decrease of $5.5 million, or 21.1%, from $26.2 million for the corresponding period in 2016. Adjusted noninterest expense (non-GAAP), which excludes merger-related costs of $0 and $5.2 million for the three month periods ended March 31, 2017 and March 31, 2016, respectively, decreased $0.3 million for the three months ended March 31, 2017, compared to the corresponding period in the prior year. The decrease is primarily a result of cost savings associated with the First Capital acquisition. Adjusted noninterest expense is a non-GAAP measure. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Salaries and employee benefits expenses decreased $1.5 million, or 11.8%, to $11.5 million in the first quarter of 2017, compared to $13.0 million in the comparable period of 2016, primarily as a result of a decreased headcount as total full-time equivalents decreased to 532 at March 31, 2017 from 551 at March 31, 2016. Compensation expense for share-based compensation plans was $370 thousand in the first quarter of 2017 compared to $294 thousand in the comparable period of 2016.

Data processing and outside service fees decreased $3.6 million due primarily to the absence of the merger-related costs relating to cancelation of First Capital’s core processing contract incurred in the first quarter of 2016. In addition, data processing charges declined following the systems conversion in May 2016.

Other notable variances during the first quarter of 2017 compared to the comparable period of 2016 include (i) an decrease in occupancy and equipment expense of $218 thousand, or 7%; (ii) a $275 thousand decrease in advertising and promotion; and (iii) a $91 thousand decrease in net cost of operation of other real estate owned, as the current quarter included $158 thousand in write-downs related to a branch that was closed and moved into OREO in the prior year. The majority of these decreases were related to the one-time expenses incurred in 2016 due to the acquisition of First Capital.

Income Taxes. We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended March 31, 2017, we recognized income tax expense of $3.7 million compared to income tax expense of $1.9 million for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 is 33.17% compared to 40.61% for the same period in 2016. The decrease in the tax rate from the first quarter of 2016 is due primarily to the absence of non-deductible merger-related expenses and a re-measurement of deferred taxes associated with the decline in the North Carolina income tax rate, both of which increased the effective rate in the first quarter of 2016.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at March 31, 2017 was 17.45% compared to 16.25% at December 31, 2016. Both ratios exceeded our minimum internal target of 10%. If we continue to see rapid loan growth as we have seen over the past year, we may utilize additional sources of liquidity with the use of available credit lines, additional borrowing capacity through unpledged securities, and brokered deposits. In addition, at March 31, 2017, we had $351.7 million of credit available from the FHLB, $328.2 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At March 31, 2017, we had $741.8 million of pre-approved but unused lines of credit, $7.4 million of standby letters of credit and $9.6 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at March 31, 2017 was $361.7 million, compared to $355.8 million at December 31, 2016. The $5.9 million increase was due $7.5 million of net income for the three months ended March 31, 2017 and a $621 thousand improvement in accumulated other comprehensive income caused by the effect of market interest rate increases on the fair value of available for sale investment securities. These increases were partially offset by the repurchase of 82,600 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program and a payment of $2.1 million of dividends on common stock.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by bank regulators that, if taken could have a direct material effect on our financial statements. Prompt corrective action provisions are not applicable to bank holding companies. For additional information about regulatory capital requirements, see Part I, Item 1 – Business of the 2016 Form 10-K and Note 13 – Regulatory Matters to the 2016 Audited Financial Statements included in the 2016 Form 10-K.

At March 31, 2017 and December 31, 2016, both the Company and the Bank were “well capitalized”.   Actual and required capital levels at March 31, 2017 and December 31, 2016 are presented below:

	Capital Ratios at March 31, 2017

	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$354,131	13.26%	$213,612	8.00%	$280,365	10.50%	$267,014	10.00%
Tier 1 capital (to risk-weighted assets)	341,243	12.78%	160,209	6.00%	226,962	8.50%	213,612	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	341,243	12.78%	120,156	4.50%	186,910	7.00%	173,559	6.50%
Tier 1 capital (to average assets)	341,243	10.74%	127,091	4.00%	127,091	4.00%	158,864	5.00%
Risk Weighted Assets	2,670,144
Average Assets for Tier 1	3,177,277

The Company
Total capital (to risk-weighted assets)	$332,162	12.45%	$213,497	8.00%	$280,214	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	319,274	11.96%	160,122	6.00%	226,840	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	293,743	11.01%	120,092	4.50%	186,810	7.00%	N/A	N/A
Tier 1 capital (to average assets)	319,274	10.02%	127,452	4.00%	127,452	4.00%	N/A	N/A
Risk Weighted Assets	2,668,708
Average Assets for Tier 1	3,186,307

	Capital Ratios at December 31, 2016

	Actual		Minimum Basel III Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$351,007	13.44%	$208,926	8.00%	$274,215	10.50%	$261,158	10.00%
Tier 1 capital (to risk-weighted assets)	338,882	12.98%	156,695	6.00%	221,984	8.50%	208,926	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	338,882	12.98%	117,521	4.50%	182,810	7.00%	169,752	6.50%
Tier 1 capital (to average assets)	338,882	10.77%	125,918	4.00%	125,918	4.00%	157,397	5.00%
Risk Weighted Assets	2,611,576
Average Assets for Tier 1	3,147,940

The Company
Total capital (to risk-weighted assets)	$326,168	12.48%	$209,040	8.00%	$274,365	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	314,043	12.02%	156,780	6.00%	222,105	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	288,594	11.04%	117,585	4.50%	182,910	7.00%	N/A	N/A
Tier 1 capital (to average assets)	314,043	9.92%	126,627	4.00%	126,627	4.00%	N/A	N/A
Risk Weighted Assets	2,613,003
Average Assets for Tier 1	3,165,665

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 15 - Off-Balance Sheet Risk of the 2016 Audited Financial Statements included in the 2016 Form 10-K. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2017, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2017 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” in our 2016 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

As previously discussed in this report, on April 26, 2017, the Company and South State Corporation (“South State”) entered into an Agreement and Plan of Merger, pursuant to which the Company will merge with and into South State, with South State as the surviving entity, subject to the terms and conditions set forth in the merger agreement. The following risk factors relating to the merger are being provided in addition to the risk factors previously disclosed in the Company’s 2016 Form 10-K.

In addition, South State's and the Company’s respective businesses are subject to numerous risks and uncertainties, including the risks and uncertainties described in this section and their respective Annual Reports on Form 10-K for the year ended December 31, 2016 and subsequent Quarterly Reports on Form 10-Q.

Because the market price of South State common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.

Upon completion of the merger, each share of the Company’s common stock will be converted into 0.14 shares of South State common stock. The market value of the merger consideration may vary from the closing price of South State common stock on the date the parties announced the merger. Any change in the market price of South State common stock prior to the completion of the merger will affect the market value of the merger consideration that the Company’s shareholders will receive upon completion of the merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of South State common stock or shares of the Company’s common stock.

The market price of South State common stock after the merger may be affected by factors different from those affecting the shares of the Company or South State currently.

Upon completion of the merger, holders of the Company’s common stock will become holders of South State common stock. South State's business differs in important respects from that of the Company, and, accordingly, the results of operations of the combined company and the market price of South State common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of South State and the Company.

The merger will not be completed unless important conditions to the merger are satisfied.

Completion of the merger is subject to certain conditions set forth in the merger agreement, including the receipt of regulatory approvals and the approval of the shareholders of both the Company and South State. If these conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the merger will not occur or will be delayed. South State and the Company may not receive the applicable regulatory or shareholder approvals, or the regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. These conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the possible revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

      South State and the Company have operated and, until the completion of the merger, will continue to operate independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on South State's ability to successfully integrate the Company’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect South State's ability to successfully conduct its business in the markets in which the Company now operates, which could have an adverse effect on South State's financial results and the value of its common stock. If South State experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

As with any merger of financial institutions, there also may be business disruptions that cause South State and/or the Company to lose customers or cause customers to remove their accounts from South State and/or the Company and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of South State and the Company during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company or South State. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or South State, the Company’s business, or the Company’s business assumed by South State following the merger, could be harmed. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course prior to closing.

Termination of the merger agreement and/or failure to complete the merger could negatively impact the stock price and the future business and financial results of the Company.

There may be various negative consequences if the merger agreement is terminated and/or the merger is not completed. If the merger is not completed for any reason, including as a result of South State’s or the Company’s shareholders declining to approve the merger agreement, the ongoing business of the Company may be adversely affected, without realizing any of the benefits of having completed the merger. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, or due to restrictions in the merger agreement on the Company’s business prior to completion of the merger, or the Company may experience negative reactions from the financial markets, including negative impacts on its stock price, or its customers, vendors and employees. Furthermore, if the merger is not completed, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, including circumstances involving the failure of the Company’s board of directors to recommend that the Company’s shareholders approve the merger, the Company may be required to pay to South State a termination fee of $25 million. Additionally, the Company also has incurred and will incur substantial fees and expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, the Company would have to recognize these and other expenses without realizing the expected benefits of the merger.

The merger agreement limits the Company’s ability to pursue an alternative acquisition proposal and requires it to pay to South State a termination fee of $25 million under certain circumstances.

The merger agreement prohibits the Company from initiating, soliciting, knowingly encouraging or knowingly facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement also provides that the Company must pay a termination fee in the amount of $25 million in the event that the merger agreement is terminated for certain reasons, including circumstances involving the failure of the Company’s board of directors to recommend that the Company’s shareholders approve the merger. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended March 31, 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from January 1, 2017 through January 31, 2017	86,552	$10.70	82,600	2,090,500

Repurchases from February 1, 2017 through February 28, 2017	1,056	11.53	-	2,090,500

Repurchases from March 1, 2017 through March 31, 2017	2,080	12.16	-	2,090,500

Total	89,688	$10.97	82,600	2,090,500

(1)

Included in the total number of shares purchased are 3,952, 1,856, and 2,080 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in January, February and March, respectively.

(2)

On October 27, 2016, the board of directors approved a new share repurchase program, effective November 1, 2016, to replace the expiring program. Under the new share repurchase program, which expires November 1, 2018, the Company may repurchase up to 2,650,000 shares from time to time, depending on market conditions and other factors.

During the three months ended March 31, 2017, the Company did not have any unregistered sales of equity securities.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.        Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of April 26, 2017 by and between the Company and South State Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 1, 2017

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed August 9, 2016

3.2	Bylaws of the Company, as amended

10.1	Park Sterling Corporation Executive Inventive Program effective November , 2016*

10.2	First Amendment to the Park Sterling Bank Deferred Compensation Plan effective June 16, 2016*

10.3

Employment Agreement, dated as of April 26, 2017, among the Company, the Bank and Nancy J. Foster, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 1, 2017*

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements*

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: May 8, 2017	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: May 8, 2017	By:	/s/ Donald K. Truslow
Donald K. Truslow
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of April 26, 2017 by and between the Company and South State Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 1, 2017

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed August 9, 2016

3.2	Bylaws of the Company, as amended

10.1	Park Sterling Corporation Executive Inventive Program effective November , 2016*

10.2	First Amendment to the Park Sterling Bank Deferred Compensation Plan effective June 16, 2016*

10.3

Employment Agreement, dated as of April 26, 2017, among the Company, the Bank and Nancy J. Foster, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 1, 2017*

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements*

*Management contract or compensatory plan or arrangement