Form 10-Q
period 2017-06-30
Park Sterling Corp
filed 2017-08-04
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	 (Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2017, the registrant had outstanding 53,287,270 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2017	2016 *

ASSETS

Cash and due from banks	$35,508	$34,162
Interest-earning balances at banks	55,862	48,882
Federal funds sold	260	570
Investment securities available-for-sale, at fair value	403,602	402,501
Investment securities held-to-maturity (fair value of $89,446 and $92,828 at June 30, 2017 and December 31, 2016, respectively)	87,690	91,752
Nonmarketable equity securities	20,179	17,501
Loans held for sale	3,102	7,996
Loans	2,502,120	2,412,186
Less allowance for loan losses	(12,702)	(12,125)
Net loans	2,489,418	2,400,061

Premises and equipment, net	62,779	63,080
Bank-owned life insurance	71,831	70,785
Deferred tax asset	20,790	25,721
Other real estate owned	3,175	2,438
Goodwill	63,317	63,317
Core deposit intangible	10,530	11,438
Accrued interest receivable	6,801	6,799
Other assets	6,155	8,392

Total assets	$3,340,999	$3,255,395

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$554,399	$521,295
Interest-bearing	1,982,783	1,992,457
Total deposits	2,537,182	2,513,752

Short-term borrowings	345,000	285,000
Long-term borrowings	29,758	29,736
Subordinated debt	33,832	33,501
Accrued interest payable	627	541
Accrued expenses and other liabilities	25,336	37,021
Total liabilities	2,971,735	2,899,551

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 53,279,996 and 53,116,519 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	53,280	53,117
Additional paid-in capital	273,409	273,400
Retained earnings	44,375	32,609
Accumulated other comprehensive (loss)	(1,800)	(3,282)
Total shareholders' equity	369,264	355,844

Total liabilities and shareholders' equity	$3,340,999	$3,255,395

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$29,518	$26,729	$56,980	$53,853
Federal funds sold	2	5	4	13
Taxable investment securities	2,985	2,640	5,920	5,327
Tax-exempt investment securities	135	137	270	284
Nonmarketable equity securities	219	153	417	307
Interest on deposits at banks	109	34	198	76
Total interest income	32,968	29,698	63,789	59,860

Interest expense
Money market, NOW and savings deposits	1,031	1,014	1,998	2,032
Time deposits	1,482	1,449	2,907	2,847
Short-term borrowings	922	251	1,423	545
Long-term borrowings	371	440	742	850
Subordinated debt	552	494	1,051	940
Total interest expense	4,358	3,648	8,121	7,214
Net interest income	28,610	26,050	55,668	52,646

Provision for loan losses	-	882	678	1,438
Net interest income after provision for loan losses	28,610	25,168	54,990	51,208

Noninterest income
Service charges on deposit accounts	1,725	1,528	3,407	3,017
Income from fiduciary activities	528	580	1,055	1,244
Commissions and fees from investment brokerage	161	283	283	422
Income from capital markets	645	767	1,254	835
Gain (loss) on sale of securities available for sale	-	(87)	58	(93)
ATM and card income	751	776	1,465	1,349
Mortgage banking income	775	873	1,736	1,648
Income from bank-owned life insurance	578	526	1,156	1,514
Amortization of indemnification asset and true-up liability expense	-	(25)	-	(172)
Other noninterest income	255	154	472	338
Total noninterest income	5,418	5,375	10,886	10,102

Noninterest expense
Salaries and employee benefits	11,388	11,774	22,871	24,792
Occupancy and equipment	2,924	3,041	5,831	6,166
Advertising and promotion	140	367	286	788
Legal and professional fees	1,650	950	2,433	1,675
Deposit charges and FDIC insurance	442	478	927	910
Data processing and outside service fees	1,907	2,224	3,832	7,747
Communication fees	460	505	923	988
Core deposit intangible amortization	454	458	908	916
Net cost of operation of other real estate owned	240	70	415	336
Loan and collection expense	210	273	327	310
Postage and supplies	107	191	249	364
Other noninterest expense	1,527	1,615	3,089	3,107
Total noninterest expense	21,449	21,946	42,091	48,099

Income before income taxes	12,579	8,597	23,785	13,211

Income tax expense	4,052	3,045	7,769	4,919

Net income	$8,527	$5,552	$16,016	$8,292

Basic and diluted earnings per common share	$0.16	$0.11	$0.30	$0.16

Dividends per common share	$0.04	$0.03	$0.08	$0.06

Weighted-average common shares outstanding
Basic	52,821,415	52,394,397	52,761,766	52,340,772
Diluted	53,481,846	52,704,537	53,458,705	52,650,886

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$8,527	$5,552	$16,016	$8,292

Securities available for sale and transferred securities:
Change in net unrealized gains during the period	1,171	2,118	1,937	6,809
Change in net unrealized gain on securities transferred to held-to-maturity	65	26	127	52
Reclassification adjustment for net (gains) losses recognized in net income	-	87	(58)	93
Total securities available for sale and transferred securities	1,236	2,231	2,006	6,954

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	21	(475)	150	(1,700)
Change in the accumulated gain (loss) on terminated cash flow hedge derivatives	(52)	93	(128)	186
Reclassification adjustment for interest payments	145	88	313	177
Total derivatives	114	(294)	335	(1,337)

Other comprehensive income, before tax	1,350	1,937	2,341	5,617

Deferred tax expense related to other comprehensive income	491	729	861	2,101

Other comprehensive income, net of tax	859	1,208	1,480	3,516

Total comprehensive income	$9,386	$6,760	$17,496	$11,808

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

Six Months Ended June 30, 2017 and 2016

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2015	44,854,509	$44,854	$222,596	$20,117	$(2,863)	$284,704

Shares issued for First Capital merger	8,376,094	8,376	52,937	-	-	$61,313

Issuance of restricted stock grants	236,534	236	(236)	-	-	-

Forfeitures of restricted stock grants	(38,783)	(39)	39	-	-	-

Exercise of stock options	274,890	275	1,512	-	-	1,787

Share-based compensation expense	1,300	1	682	-	-	683

Common stock repurchased or reacquired	(372,175)	(371)	(2,284)	-	-	(2,655)

Dividends on common stock	-	-	-	(3,190)	-	(3,190)

Net income	-	-	-	8,292	-	8,292

Other comprehensive income	-	-	-	-	3,516	3,516

Balance at June 30, 2016	53,332,369	$53,332	$275,246	$25,219	$653	$354,450

Balance at December 31, 2016	53,116,519	$53,117	$273,400	$32,609	$(3,282)	$355,844

Issuance of restricted stock grants	164,994	164	(164)	-	-	-

Forfeitures of restricted stock grants	(11,567)	(11)	11	-	-	-

Exercise of stock options	136,056	136	623	-	-	759

Share-based compensation expense	1,400	1	819	-	-	820

Common stock repurchased or reacquired	(127,406)	(127)	(1,280)	-	-	(1,407)

Dividends on common stock	-	-	-	(4,250)	-	(4,250)

Net income	-	-	-	16,016	-	16,016

Other comprehensive income	-	-	-	-	1,480	1,480

Balance at June 30, 2017	53,279,996	$53,280	$273,409	$44,375	$(1,800)	$369,264

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

June 30, 2017 and June 30, 2016

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$16,016	$8,292
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(6,788)	(4,902)
Net amortization on investments	1,198	1,258
Other depreciation and amortization	5,213	5,045
Provision for loan losses	678	1,438
Share-based compensation expense	820	683
Deferred income taxes	4,070	(171)
Amortization of FDIC indemnification asset	-	142
Net gains (losses) on sales of investment securities available-for-sale	(58)	93
Net gains on sales of loans held for sale	(721)	(846)
Net losses (gains) on sales of fixed assets	(42)	274
Net gains on sales of other real estate owned	(414)	(171)
Writedowns on other real estate owned	315	216
Income from bank-owned life insurance	(1,156)	(1,514)
Proceeds from loans held for sale	52,969	44,460
Disbursements for loans held for sale	(47,717)	(50,638)
Change in assets and liabilities:
Decrease in FDIC indemnification asset	-	333
Decrease (increase) in accrued interest receivable	(2)	96
Increase in other assets	(287)	(1,460)
Increase in accrued interest payable	385	12
Increase in accrued expenses and other liabilities	22,411	4,452
Net cash provided by operating activities	46,890	7,092

Cash flows from investing activities
Net increase in loans	(84,459)	(81,816)
Purchases of premises and equipment	(2,891)	(2,558)
Proceeds from sales of premises and equipment	1,876	-
Purchases of investment securities available-for-sale	(89,527)	(76,247)
Proceeds from sales of investment securities available-for-sale	51,629	124,381
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	37,664	26,929
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	4,042	4,292
Proceeds from life insurance death benefit	-	534
FDIC reimbursement of recoverable covered asset losses	-	(697)
Proceeds from sale of other real estate owned	381	2,666
Net (purchases) redemptions of nonmarketable equity securities	(2,678)	1,289
Termination of cash flow hedge	-	(1,855)
Acquisitions, net of cash acquired	-	(12,067)
Net cash used in investing activities	(83,963)	(15,149)

Cash flows from financing activities
Net increase in deposits	23,712	13,627
Advances of long-term borrowings	-	35,000
Repayments of long-term borrowings	(34,097)	(45,503)
Net advances in short-term borrowings	60,000	7,379
Repayments of junior subordinated debt	372	(49)
Exercise of stock options	759	1,787
Repurchase of common stock	(1,407)	(2,655)
Dividends on common stock	(4,250)	(3,190)
Net cash provided by financing activities	45,089	6,396

Net increase (decrease) in cash and cash equivalents	8,016	(1,661)

Cash and cash equivalents, beginning	83,614	70,526

Cash and cash equivalents, ending	$91,630	$68,865

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,035	$7,161
Cash paid for income taxes	7,769	760

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$1,288	$4,365
Change in unrealized gain (loss) on cash flow hedge, net of tax	216	(837)
Loans transferred to other real estate owned	1,433	1,593

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At June 30, 2017 and December 31, 2016, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2017 and December 31, 2016, the results of its operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Merger is subject to regulatory approvals, approval of the shareholders of both the Company and South State, and other customary closing conditions and is currently expected to close in the fourth quarter of 2017.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. The Company is currently analyzing its noninterest income to determine the impact of this new standard, but does not expect that the adoption of the standard will have a significant impact on our financial statements.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard's provisions using a retrospective transition method to each period presented. The Company does not believe this guidance will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)”. ASU 2017-03 amends the Accounting Standards Codification (“ASC”) for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with Staff Accounting Bulletin Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company has adopted this new standard and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for any interim or annual period beginning after December 15, 2019, with early adoption permitted. The new standard is not expected to have a significant impact on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the potential impact of ASU 2017-08 on its financial statements.

Note 3– Business Combinations and Goodwill

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. There were no acquisitions or mergers conducted during the six months of 2017.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at June 30, 2017 and December 31, 2016 are as follows:

Amortized Cost and Fair Value of Investment Portfolio

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017
Securities available-for-sale:
Municipal securities	$12,736	$498	$-	$13,234
Residential agency pass-through securities	142,558	791	(1,353)	141,996
Residential collateralized mortgage obligations	161,168	984	(107)	162,045
Commercial mortgage-backed securities	15,771	-	(261)	15,510
Asset-backed securities	68,733	349	(834)	68,248
Corporate and other securities	1,487	-	(157)	1,330
Equity securities	1,250	-	(11)	1,239
Total securities available-for-sale	$403,703	$2,622	$(2,723)	$403,602

Securities held-to-maturity:
Residential agency pass-through securities	$31,380	$678	$(30)	$32,028
Residential collateralized mortgage obligations	6,419	110	-	6,529
Commercial mortgage-backed obligations	46,410	957	-	47,367
Asset-backed securities	3,481	41	-	3,522
Total securities held-to-maturity	$87,690	$1,786	$(30)	$89,446

December 31, 2016
Securities available-for-sale:
Municipal securities	$12,731	$588	$-	$13,319
Residential agency pass-through securities	194,175	945	(2,355)	192,765
Residential collateralized mortgage obligations	93,980	615	(185)	94,410
Commercial mortgage-backed securities	15,912	-	(415)	15,497
Asset-backed securities	84,955	211	(1,215)	83,951
Corporate and other securities	1,479	-	(159)	1,320
Equity securities	1,250	-	(11)	1,239
Total securities available-for-sale	$404,482	$2,359	$(4,340)	$402,501

Securities held-to-maturity:
Residential agency pass-through securities	$34,063	$537	$(47)	$34,553
Residential collateralized mortgage obligations	6,730	87	-	6,817
Commercial mortgage-backed obligations	46,851	526	-	47,377
Asset-backed securities	4,108	-	(27)	4,081
Total securities held-to-maturity	$91,752	$1,150	$(74)	$92,828

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

In 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive pre-tax income in the accompanying balance sheet at December 31, 2016 and June 30, 2017 totaled $1.3 and $1.2 million respectively. This amount is amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $54.0 million is higher than the $46.4 million carrying value of the securities as of June 30, 2017. There were no transfers of securities from available-for-sale to held-to-maturity during the quarter ended June 30, 2017.

At June 30, 2017 and December 31, 2016, investment securities with a fair market value of $139.2 million and $152.2 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

At June 30, 2017 and December 31, 2016, available-for-sale and held-to-maturity commercial MBS include $56.2 million and $56.7 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

Included within the asset-backed securities balance are collateralized loan obligations totaling $18.9 million at June 30, 2017 and $33.9 million at December 31, 2016. Included in these amounts are $3.5 million and $4.1 million of a security equally collateralized by the Federal Family Education Loan Program and Private Student Loan Program as of June 30, 2017 and December 31, 2016, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at June 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

Maturities of Investment Portfolio

	June 30, 2017
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
Municipal securities
Due after one year through five years	3,311	3,371
Due after five years through ten years	2,508	2,635
Due after ten years	6,917	7,228
Residential agency pass-through securities
Due after five years through ten years	5,802	6,051
Due after ten years	136,756	135,945
Residential collateralized mortgage obligations
Due after five years through ten years	13,886	13,945
Due after ten years	147,282	148,100
Commercial mortgage-backed obligations
Due after one year through five years	15,771	15,510
Asset-backed securities
Due after five years through ten years	51,489	51,359
Due after ten years	17,244	16,889
Corporate and other securities
Due after ten years	1,487	1,330
Equity securities
No maturity	1,250	1,239
Total securities available-for-sale	$403,703	$403,602

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$31,380	$32,028
Residential collateralized mortgage obligations
Due after ten years	6,419	6,529
Commercial mortgage-backed obligations
Due after one year through five years	18,275	18,631
Due after five years through ten years	28,135	28,736
Asset-backed securities
Due after ten years	3,481	3,522
Total securities held-to-maturity	$87,690	$89,446

Securities available-for-sale of $0 and $51.6 million were sold in the three months and six months ended June 30, 2017, respectively. Gross realized gains on the sale of securities for the six months ended June 30, 2017 were $58 thousand. Securities available-for-sale of $24.3 million and $124.4 million were sold in the three months and six months ended June 30, 2016, respectively. Gross realized losses on the sale of securities for the three and six months ended June 30, 2016 were $87 thousand and $187 thousand, respectively. Gross realized gains on the sale of securities for six months ended June 30, 2016 were $94 thousand.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at June 30, 2017 and December 31, 2016. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At June 30, 2017 there were two securities in a loss position for twelve months or more compared to six at December 31, 2016.

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
Securities available-for-sale:
Municipal securities	$-	$-	$-	$-	$-	$-
Residential agency pass-through securities	-	-	-	-	-	-
Residential collateralized mortgage obligations	$34,479	$(107)	$2,760	$(205)	$37,239	$(312)
Commercial mortgage-backed securities	105,180	(1,614)	-	-	105,180	(1,614)
Asset-backed securities	26,675	(629)	-	-	26,675	(629)
Equity securities	-	-	1,330	(168)	1,330	(168)
Total temporarily impaired available-for-sale securities	$166,334	$(2,350)	$4,090	$(373)	$170,424	$(2,723)

Securities held-to-maturity:
Commercial mortgage-backed securities	$3,463	$(30)	$-	$-	$3,463	$(30)

Total temporarily impaired held-to-maturity securities	$3,463	$(30)	$-	$-	$3,463	$(30)

December 31, 2016
Securities available-for-sale:
Residential agency pass-through securities	$-	$-	$138,759	$(2,355)	$138,759	$(2,355)
Residential collateralized mortgage obligations	-	-	30,650	(185)	30,650	(185)
Commercial mortgage-backed securities	-	-	15,497	(415)	15,497	(415)
Asset-backed securities	23,539	(385)	37,580	(830)	61,119	(1,215)
Equity Securities	-	-	1,320	(170)	1,320	(170)
Total temporarily impaired available-for-sale securities	$23,539	$(385)	$223,806	$(3,955)	$247,345	$(4,340)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$-	$-	$3,830	$(47)	$3,830	$(47)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	4,081	(27)	-	-	4,081	(27)

Total temporarily impaired held-to-maturity securities	$4,081	$(27)	$3,830	$(47)	$7,911	$(74)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in five statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $20.2 million at June 30, 2017 and $17.5 million at December 31, 2016. Included in these amounts at June 30, 2017 and December 31, 2016 was $17.6 million and $14.9 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	June 30, 2017			December 31, 2016
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$2,688	$452,264	$454,952	$3,920	$383,481	$387,401
Commercial real estate (CRE) - owner-occupied	12,166	349,047	361,213	15,401	352,152	367,553
CRE - investor income producing	29,022	772,676	801,698	30,700	712,407	743,107
AC&D - 1-4 family construction	-	95,236	95,236	-	82,707	82,707
AC&D - lots, land & development	7,443	85,318	92,761	8,074	97,288	105,362
AC&D - CRE	-	150,170	150,170	-	194,732	194,732
Other commercial	1,934	13,778	15,712	1,962	10,938	12,900
Total commercial loans	53,253	1,918,489	1,971,742	60,057	1,833,705	1,893,762

Consumer:
Residential mortgage	18,765	265,146	283,911	21,472	239,049	260,521
Home equity lines of credit (HELOC)	1,066	172,774	173,840	1,088	175,711	176,799
Residential construction	1,655	50,567	52,222	2,470	56,590	59,060
Other loans to individuals	335	16,798	17,133	368	18,537	18,905
Total consumer loans	21,821	505,285	527,106	25,398	489,887	515,285
Total loans	75,074	2,423,774	2,498,848	85,455	2,323,592	2,409,047
Deferred costs	-	3,272	3,272	-	3,139	3,139
Total loans, net of deferred costs	$75,074	$2,427,046	$2,502,120	$85,455	$2,326,731	$2,412,186

At June 30, 2017 and December 31, 2016, the Company had sold participations in loans aggregating $27.5 million and $20.2 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. The Company serviced residential mortgage loans for the benefit of others totaling $2.3 million as of both June 30, 2017 and December 31, 2016.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few of the loans have ever been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. Total loans sold in the three and six months ended June 30, 2017 were $21.6 million and $53.0 million, respectively. Total loans sold in the three and six months ended June 30, 2016 were $26.0 million and $43.6 million, respectively

At June 30, 2017 the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $979 million compared to $1.0 billion at December 31, 2016.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At June 30, 2017 and December 31, 2016, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016.

	Commercial and industrial	Shared National Credits	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC Jr. Lien*	HELOC Sr. Lien	Residential construction	Other loans to individuals	Total

For the three months ended June 30, 2017
Allowance for Loan Losses:
Balance, beginning of period	$3,093	$-	$1,348	$2,844	$595	$513	$1,353	$77	$984	$1,513	$-	$358	$155	$12,833
Provision for loan losses	(435)	556	6	33	82	(56)	(186)	15	124	(730)	577	6	8	-
Charge-offs	(96)	-	-	(23)	-	-	-	-	(130)	(31)	-	(20)	(28)	(328)
Recoveries	11	-	-	94	2	23	-	-	33	14	-	2	18	198
Net (charge-offs) recoveries	(85)	-	-	71	2	23	-	-	(97)	(17)	-	(18)	(10)	(131)
Total Allowance for Loan Losses	$2,573	$556	$1,354	$2,948	$679	$480	$1,167	$92	$1,011	$766	$577	$346	$153	$12,702

For the six months ended June 30, 2017
Allowance for Loan Losses:
Balance, beginning of period	$2,720	$-	$1,286	$2,583	$567	$526	$1,484	$126	$841	$-	$1,391	$435	$166	$12,125
Provision for loan losses	(4)	556	(26)	300	85	(108)	(317)	(36)	258	864	(814)	(73)	(7)	678
Charge-offs	(158)	-	39	(36)	-	-	-	-	(130)	(133)	-	(20)	(38)	(476)
Recoveries	15	-	55	101	27	62	-	2	42	35	-	4	32	375
Net (charge-offs) recoveries	(143)	-	93	65	27	62	-	2	(88)	(98)	-	(16)	(6)	(102)
Total Allowance for Loan Losses	$2,573	$556	$1,354	$2,948	$679	$480	$1,167	$92	$1,011	$766	$577	$346	$153	$12,702

*Prior to the quarter ended June 30, 2017, HELOCs were evalauted collectively for purposes of the allowance for loan and lease losses. Beginning in second quarter of 2017, HELOCs were evaluated for purposes of the allowance calculation based on the sequence of lien associated with the underlying collateral of the loan.

	Commercial and industrial	Shared National Credits	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC Jr. Lien*	HELOC Sr. Lien	Residential construction	Other loans to individuals	Total

For the three months ended June 30, 2016
Allowance for Loan Losses:
Balance, beginning of period	$2,047	$-	$1,108	$2,217	$381	$398	$808	$67	$724	$-	$1,393	$449	$240	$9,832
Provision for loan losses	66	-	123	348	91	(70)	28	3	104	-	130	(12)	71	882
Charge-offs	(1)	-	-	-	-	-	-	-	(15)	-	(56)	-	(21)	(94)
Recoveries	15	-	-	7	13	121	-	-	8	-	66	2	19	252
Net (charge-offs) recoveries	14	-	-	7	13	121	-	-	(7)	-	10	2	(2)	158
Total Allowance for Loan Losses	$2,127	$-	$1,231	$2,572	$485	$449	$836	$70	$821	$-	$1,533	$439	$309	$10,872

For the six months ended June 30, 2016
Allowance for Loan Losses:
Balance, beginning of period	$1,821	$-	$1,135	$2,099	$247	$278	$679	$69	$672	$-	$1,337	$461	$266	$9,064
Provision for loan losses	283	-	96	451	221	16	157	(37)	129	-	95	(39)	66	1,438
Charge-offs	(16)	-	-	-	-	-	-	-	(32)	-	(56)	(11)	(61)	(176)
Recoveries	39	-	-	22	17	155	-	38	52	-	157	28	38	546
Net (charge-offs) recoveries	23	-	-	22	17	155	-	38	20	-	101	17	(23)	370
Total Allowance for Loan Losses	$2,127	$-	$1,231	$2,572	$485	$449	$836	$70	$821	$-	$1,533	$439	$309	$10,872

*Prior to Q2 2017, HELOCs were evalauted collectively for purposes of the allowance for loan and lease losses. Beginning in Q2 2017, HELOCs were evaluated for purposes of the allowance calculation based on the sequence of lien associated with the underlying collateral of the loan.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at June 30, 2017 and December 31, 2016.

	Commercial and industrial	Shared National Credits	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC Jr. Lien*	HELOC Sr. Lien	Residential construction	Other loans to individuals	Total

At June 30, 2017
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$222	$-	$20	$-	$242
Collectively evaluated for impairment	2,573	556	1,354	2,948	679	480	1,167	92	1,011	544	577	326	153	12,460
	2,573	556	1,354	2,948	679	480	1,167	92	1,011	766	577	346	153	12,702
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,573	$556	$1,354	$2,948	$679	$480	$1,167	$92	$1,011	$766	$577	$346	$153	$12,702

Recorded Investment in Loans:
Individually evaluated for impairment	$460	$-	$434	$1,874	$-	$564	$-	$210	$2,161	$2,473	$-	$221	$-	$8,398
Collectively evaluated for impairment	451,708	96	348,613	770,802	95,236	84,754	150,170	13,568	262,985	86,681	83,620	50,346	16,798	2,415,376
	452,168	96	349,047	772,676	95,236	85,318	150,170	13,778	265,146	89,154	83,620	50,567	16,798	2,423,774
Purchased credit-impaired	2,688	-	12,166	29,022	-	7,443	-	1,934	18,765	1,066	-	1,655	335	75,074
Total	$454,856	$96	$361,213	$801,698	$95,236	$92,761	$150,170	$15,712	$283,911	$90,220	$83,620	$52,222	$17,133	$2,498,848

At December 31, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$178	$20	$-	$198
Collectively evaluated for impairment	2,720	-	1,286	2,583	567	526	1,484	126	841	-	1,213	415	166	11,927
	2,720	-	1,286	2,583	567	526	1,484	126	841	-	1,391	435	166	12,125
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,720	$-	$1,286	$2,583	$567	$526	$1,484	$126	$841	$-	$1,391	$435	$166	$12,125
Recorded Investment in Loans:
Individually evaluated for impairment	$-	$-	$1,006	$1,951	$-	$622	$-	$211	$2,014	$-	$2,392	$243	$-	$8,439
Collectively evaluated for impairment	383,481	-	351,146	710,456	82,707	96,666	194,732	10,727	237,035	-	173,319	56,347	18,537	2,315,153
	383,481	-	352,152	712,407	82,707	97,288	194,732	10,938	239,049	-	175,711	56,590	18,537	2,323,592
Purchased credit-impaired	3,920	-	15,401	30,700	-	8,074	-	1,962	21,472	-	1,088	2,470	368	85,455
Total	$387,401	$-	$367,553	$743,107	$82,707	$105,362	$194,732	$12,900	$260,521	$-	$176,799	$59,060	$18,905	$2,409,047

*Prior to Q2 2017, HELOCs were evalauted collectively for purposes of the allowance for loan and lease losses. Beginning in Q2 2017, HELOCs were evaluated for purposes of the allowance calculation based on the sequence of lien associated with the underlying collateral of the loan.

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The historic look back periods utilized by management for all loan types was 15 quarters at both June 30, 2017 and December 31, 2016. On a semi-annual basis, the Company establishes a minimum historical loss rate based on historic loss data published by the Federal Reserve. As noted in paragraph 3 vii below, a qualitative reserve is established when the actual quantitative historical loss rate is less than the established minimum reserve.

The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. This analysis indicated the need for an allowance for loan losses of $272 thousand and $257 thousand for the purchased performing portfolio at June 30, 2017 and December 31, 2016, respectively. The remaining mark on the purchased performing loan portfolio was $2.6 million and $3.4 million at June 30, 2017 and December 31, 2016, respectively. Approximately $1.7 million of the remaining mark at June 30, 2017 on the purchased performing loan portfolio was associated with the First Capital merger.

3)

      Qualitative Reserve Component. Qualitative reserves represent an estimate of the amount for which it is probable that environmental or other relevant factors will cause the aforementioned loss contingency estimate to differ from the Company’s historical loss experience or other assumptions. These factors include portfolio trends, portfolio concentrations, economic and market conditions, changes in lending practices, changes in loan review systems, geographical considerations, minimum loss factor and other factors. Each of the factors, except other factors, can range from 0.00% (not applicable) to 0.15% (very high). Other factors are reviewed on a situational basis and are adjusted in five basis point increments, up or down, with a maximum positive factor of 1.00% and a negative factor of 1.00%. Details of the eight environmental factors for inclusion in the allowance methodology are as follows:

i.

Portfolio trends, which may relate to such factors as type or level of loan origination activity, changes in asset quality (i.e., past due, special mention, non performing) and/or changes in collateral values;

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

vii.

Minimum loss factor, pursuant to which, based on the review of historic loss rates as reported by the Federal Reserve (the “Net Charge-Off Rates on Loans and Leases for Banks Not Among Top 100 in Size-Not Seasonally Adjusted), a minimum loss rate is established and reviewed semi-annually for each loan type and an incremental factor, as calculated by taking the difference of the established minimum loss and the calculated historical loss for the trailing 15 quarters, is applied; and

viii.

Other factors, which is intended to capture uncertainty into portfolio loss estimates, including situations of a rapidly improving or declining economic environment, significant recovery or loss periods, as well as environmental factors not specifically identified above.

In addition, qualitative reserves on purchased performing loans are based on the Company’s judgment around the timing difference expected to occur between accretion of the fair market value credit adjustment and realization of actual loan losses.

4)

     Reserve on PCI loans. In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company generally aggregates PCI loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording a provision (an allowance for loan losses). In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted-average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

There were no outstanding reserves on PCI loans as of June 30, 2017 and December 31, 2016.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both June 30, 2017 and December 31, 2016, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Credit Quality Indicators - The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicator is an internal credit risk rating system that categorizes loans into pass, special mention, or classified categories. Credit risk ratings are applied individually to loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes that comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes that comprise the consumer portfolio segment.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of June 30, 2017 and December 31, 2016, by loan class and by credit quality indicator.

	As of June 30, 2017
	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$447,136	$351,049	$794,561	$95,236	$91,415	$150,170	$13,655	$1,943,222
Special mention	7,094	6,533	3,878	-	938	-	1,731	20,174
Classified	722	3,631	3,259	-	408	-	326	8,346
Total	$454,952	$361,213	$801,698	$95,236	$92,761	$150,170	$15,712	$1,971,742

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$275,473	$165,280	$51,887	$16,954	$509,594
Special mention	5,012	6,247	31	33	11,323
Classified	3,426	2,313	304	146	6,189
Total	$283,911	$173,840	$52,222	$17,133	$527,106

Total Loans					$2,498,848

	As of December 31, 2016
	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$378,592	$356,214	$735,698	$82,707	$102,146	$194,732	$12,569	$1,862,658
Special mention	7,229	7,779	3,276	-	2,727	-	-	21,011
Classified	1,580	3,560	4,133	-	489	-	331	10,093
Total	$387,401	$367,553	$743,107	$82,707	$105,362	$194,732	$12,900	$1,893,762

	Residential mortgage	HELOC	Residential construction	Other loans to individuals	Total Consumer
Pass	$252,934	$168,460	$58,486	$18,711	$498,591
Special mention	4,707	5,732	312	14	10,765
Classified	2,880	2,607	262	180	5,929
Total	$260,521	$176,799	$59,060	$18,905	$515,285

Total Loans					$2,409,047

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of June 30, 2017 and December 31, 2016.

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans

As of June 30, 2017
Commercial:
Commercial and industrial	$10	$-	$463	$2,688	$451,791	$454,952
CRE - owner-occupied	-	373	463	12,166	348,211	361,213
CRE - investor income producing	239	172	408	29,022	771,857	801,698
AC&D - 1-4 family construction	-	-	-	-	95,236	95,236
AC&D - lots, land & development	-	-	-	7,443	85,318	92,761
AC&D - CRE	-	-	-	-	150,170	150,170
Other commercial	-	-	211	1,934	13,567	15,712
Total commercial loans	249	545	1,545	53,253	1,916,150	1,971,742

Consumer:
Residential mortgage	1	440	2,218	18,765	262,487	283,911
HELOC	442	191	463	1,066	171,678	173,840
Residential construction	23	-	222	1,655	50,322	52,222
Other loans to individuals	25	88	59	335	16,626	17,133
Total consumer loans	491	719	2,962	21,821	501,113	527,106
Total loans	$740	$1,264	$4,507	$75,074	$2,417,263	$2,498,848

As of December 31, 2016
Commercial:
Commercial and industrial	$587	$7	$167	$3,920	$382,720	$387,401
CRE - owner-occupied	-	-	385	15,401	351,767	367,553
CRE - investor income producing	169	1,391	1,826	30,700	709,021	743,107
AC&D - 1-4 family construction	-	-	-	-	82,707	82,707
AC&D - lots, land & development	-	-	-	8,074	97,288	105,362
AC&D - CRE	-	-	-	-	194,732	194,732
Other commercial	-	-	211	1,962	10,727	12,900
Total commercial loans	756	1,398	2,589	60,057	1,828,962	1,893,762

Consumer:
Residential mortgage	328	69	2,940	21,472	235,712	260,521
HELOC	80	1,176	886	1,088	173,569	176,799
Residential construction	8	335	509	2,470	55,738	59,060
Other loans to individuals	46	3	24	368	18,464	18,905
Total consumer loans	462	1,583	4,359	25,398	483,483	515,285
Total loans	$1,218	$2,981	$6,948	$85,455	$2,312,445	$2,409,047

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016

		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$461	$463	$-	$-	$-	$-
CRE - owner-occupied	434	436	-	995	1,078	-
CRE - investor income producing	1,874	1,883	-	1,481	1,489	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	564	567	-	622	748	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	210	211	-	211	211	-
Total commercial loans	3,543	3,560	-	3,309	3,526	-
Consumer:
Residential mortgage	2,161	2,171	-	2,052	2,077	-
HELOC	1,071	1,075	-	1,183	1,190	-
Residential construction	-	-	-	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	3,232	3,246	-	3,235	3,267	-
Total impaired loans with no related allowance recorded	$6,775	$6,806	$-	$6,544	$6,793	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	-	-	-	463	463	2
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	-	-	-	463	463	2
Consumer:
Residential mortgage	-	-	-	-	-	-
HELOC	1,402	1,409	222	1,224	1,248	176
Residential construction	221	222	20	243	243	20
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,623	1,631	242	1,467	1,491	196
Total impaired loans with an allowance recorded	$1,623	$1,631	$242	$1,930	$1,954	$198

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$461	$463	$-	$-	$-	$-
CRE - owner-occupied	434	436	-	995	1,078	-
CRE - investor income producing	1,874	1,883	-	1,944	1,952	2
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	564	567	-	622	748	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	210	211	-	211	211	-
Total commercial loans	3,543	3,560	-	3,772	3,989	2
Consumer:
Residential mortgage	2,161	2,171	-	2,052	2,077	-
HELOC	2,473	2,484	222	2,407	2,438	176
Residential construction	221	222	20	243	243	20
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	4,855	4,877	242	4,702	4,758	196

Total Impaired Loans Individually Reviewed for Impairment	$8,398	$8,437	$242	$8,474	$8,747	$198

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three and six months ended June 30, 2017, the Company recognized $26 thousand and $52 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the three and six months ended June 30, 2016, the Company recognized $33 thousand and $76 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs. The average recorded investment and interest income recognized on impaired loans, by class, for the three and six months ended June 30, 2017 and 2016 are shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$463	$21	$449	$-	$232	$42	$299	$-
CRE - owner-occupied	616	2	1,256	-	805	4	1,259	-
CRE - investor income producing	2,000	-	888	6	1,741	-	738	13
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	580	21	691	9	601	42	701	20
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	211	-	211	-	211	-	141	-
Total commercial loans	3,870	44	3,495	15	3,590	88	3,138	33
Consumer:
Residential mortgage	2,189	6	1,929	5	2,121	13	1,720	10
Home equity lines of credit	1,071	1	78	-	1,127	1	104	-
Residential construction	-	-	121	-	-	-	160	4
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	2,725	7	2,128	5	3,248	14	1,984	14
Total impaired loans with no related allowance recorded	$6,594	$51	$5,623	$20	$6,837	$102	$5,122	$47

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-	-	-
CRE - investor income producing	-	-	-	-	232	6	-	-
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	1	-	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	232	7	-	-
Consumer:
Residential mortgage	-	-	139	-	-	-	92	-
Home equity lines of credit	2,048	14	1,224	10	1,636	25	1,224	19
Residential construction	232	3	121	-	238	7	81	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	2,280	17	1,484	10	1,874	32	1,397	19
Total impaired loans with an allowance recorded	$2,280	$17	$1,484	$10	$2,106	$39	$1,397	$19

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$463	$21	$449	$-	$232	$42	$299	$-
CRE - owner-occupied	616	2	1,256	-	805	4	1,259	-
CRE - investor income producing	2,000	-	888	6	1,972	6	738	13
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	580	21	691	9	601	43	701	20
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	211	-	211	-	211	-	141	-
Total commercial loans	3,870	44	3,495	15	3,821	95	3,138	33
Consumer:
Residential mortgage	2,189	6	2,068	5	2,121	13	1,812	10
Home equity lines of credit	2,583	15	1,302	10	2,763	26	1,328	19
Residential construction	232	3	242	-	238	7	241	4
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	5,004	24	3,612	15	5,122	46	3,381	33

Total Impaired Loans Individually Reviewed for Impairment	$8,874	$68	$7,107	$30	$8,943	$141	$6,519	$66
Total Impaired Loans Collectively Reviewed for Impairment	$-	$-	$2,211	$3	$-	$-	$2,283	$10

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is a probable loss or when there is reasonable doubt that all principal and interest will be collected, or when it is over 90 days past due. At June 30, 2017, there was $133 thousand in loans past due 90 days or more and accruing interest. At December 31, 2016, there was $1.2 million in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at June 30, 2017 and December 31, 2016, respectively. The recorded investment in nonaccrual loans at June 30, 2017 and December 31, 2016 was as follows:

	June 30,	December 31,
	2017	2016
Commercial:
Commercial and industrial	$463	$167
CRE - owner-occupied	1,059	1,085
CRE - investor income producing	2,497	2,193
AC&D - lots, land & development	3	33
Other commercial	211	210
Total commercial loans	4,233	3,688
Consumer:
Residential mortgage	2,834	2,458
HELOC	1,938	2,312
Residential construction	222	242
Other loans to individuals	146	119
Total consumer loans	5,140	5,131
Total nonaccrual loans	$9,373	$8,819

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $94.6 million and $109.8 million and a carrying value of $75.1 million and $85.5 million at June 30, 2017 and December 31, 2016, respectively. PCI loans represented 2.3% and 2.6% of total assets at June 30, 2017 and December 31, 2016, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

A summary of changes in the accretable yield for PCI loans for the six months ended June 30, 2017 and 2016 follows:

	Six Months Ended June 30,

	2017	2016

Accretable yield, beginning of period	$30,959	$32,509
Addition from the First Capital acquisition	-	1,663
Servicing income	(1,318)	(2,985)
Accretion to interest income	(2,687)	(2,814)
Reclassification of nonaccretable difference due to improvement in expected cash flows	2,699	1,515
Other changes, net	616	489
Accretable yield, end of period	$30,269	$30,377

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

As of June 30, 2017, the Company had nine TDR loans totaling $2.5 million, of which $83 thousand are nonaccrual loans. As of December 31, 2016, the Company had 11 TDR loans totaling $2.9 million, of which $374 thousand are nonaccrual loans. The Company had allocated $242 thousand and $198 thousand of specific reserves to customers whose loan terms have been modified in a TDR as of June 30, 2017 and December 31, 2016, respectively.

There were no concessions made during the six months ended June 30, 2017 or during the six months ended June 30, 2016.

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given. These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans. TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs. TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms, which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit. As of June 30, 2017, the Company has outstanding one commercial TDR with a reduced interest rate and six commercial TDRs where an extension of maturity was granted. All commercial TDRs are paying according to the terms of the modification as of June 30, 2017.

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given. These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification. TDRs, like other impaired loans, are measured based on the discounted cash flows or collateral value, less anticipated selling costs of the modified loan using pre-modified interest rates. As of June 30, 2017, the Company has three outstanding consumer TDRs where an extension of maturity was granted.  All consumer TDRs are paying according to the terms of the modification as of June 30, 2017. One of the consumer TDRs is fully charged off.

There were no loans modified as TDRs within the 12 months ended June 30, 2017 and June 30, 2016 for which there was a payment default during the six months ended June 30, 2017 or June 30, 2016, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company does not deem a TDR successful until it has been re-established as an accruing loan. The following table presents TDRs by types of modifications indicated within the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Extended payment terms	-	$-	$-	-	$-	$-
Total	-	$-	$-	-	$-	$-

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
CRE - investor income producing	1	91	91	1	91	91
Total	1	$91	$91	1	$91	$91

The following table presents the successes and failures of the types of modifications indicated within the twelve months ended June 30, 2017 and 2016:

Twelve Months Ended June 30, 2017
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	$-	6	$2,457	-	$-
Total	-	$-	6	$2,457	-	$-

Twelve Months Ended June 30, 2016
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	-	1	91	-	-
Total	-	$-	1	$91	-	$-

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

Loans to Directors, Executive Officers and Their Related Interests

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
	2017	2016

Beginning balance	$15,433	$14,404
Disbursements	1,544	2,806
Repayments	(1,402)	(1,777)
Ending balance	$15,575	$15,433

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At June 30, 2017 and December 31, 2016, the Company had pre-approved but unused lines of credit totaling $1.2 million and $716 thousand, respectively, to related parties.

In addition to related party loans, the Company engages in deposit transactions with its directors, executive officers and their related interests. Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits at June 30, 2017 and December 31, 2016 was $12.0 million and $9.6 million, respectively.

Note 6 – Other Real Estate Owned

The Company owned $3.2 million and $2.4 million in OREO at June 30, 2017 and December 31, 2016, respectively. Transactions in OREO for the three and six months ended June 30, 2017 and 2016 are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
Non-Covered OREO	2017	2016	2017	2016

Beginning balance	$3,167	$3,425	$2,438	$4,211
Additions	322	92	1,433	1,593
Sales	(157)	(503)	(381)	(2,666)
Writedowns	(157)	(92)	(315)	(216)
Ending balance	$3,175	$2,922	$3,175	$2,922

Covered OREO	2017	2016	2017	2016

Beginning balance	$-	$985	$-	$1,240
Additions	-	-	-	-
Transfers from covered to non-covered	-	-	-	-
Sales	-	(562)	-	(782)
Writedowns	-	(43)	-	(78)
Ending balance	$-	$380	$-	$380

As of June 30, 2017 and December 31, 2016, the Company had $1.6 million and $2.1 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

As of June 30, 2017 and December 31, 2016, the Company had $120 thousand and $12 thousand, respectively, of residential real estate properties in OREO.

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

As of June 30, 2017 and December 31, 2016, the Company had a net DTA in the amount of approximately $20.8 million and $25.7 million, respectively. The decrease is a function of year to date 2017 earnings as well as increases in the fair value of available-for-sale securities. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of June 30, 2017 and December 31, 2016 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either June 30, 2017 or December 31, 2016.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 8 - Per Share Results

Basic earnings per share represent income available to shareholders divided by the weighted-average number of shares outstanding during the relevant period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options and restricted shares (non vested shares), and are determined using the treasury stock method.

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying condensed consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Weighted-average number of common shares outstanding excluding unvested restricted shares	52,821,415	52,394,397	52,761,766	52,340,772

Effect of dilutive stock options and unvested restricted shares	660,431	310,140	696,939	310,114

Weighted-average number of common shares and dilutive potential common shares outstanding	53,481,846	52,704,537	53,458,705	52,650,886

At June 30, 2017, there were 1,269,428 stock options and 375,056 restricted shares outstanding. For the three months and six months ended June 30, 2017, dilutive stock options and restricted shares totaled 516,568 and 143,863 and 520,512 and 176,427, respectively.

At June 30, 2016, there were 1,817,103 stock options and 961,898 restricted shares outstanding. For the three months and six months ended June 30, 2016, dilutive stock options and restricted shares totaled 237,650 and 72,490 and 223,547 and 86,567, respectively.

Note 9 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At June 30, 2017, the Company had $705.2 million of pre-approved but unused lines of credit, $7.3 million of standby letters of credit and $6.4 million of commercial letters of credit. At December 31, 2016, the Company had $758.3 million of pre-approved but unused lines of credit, $8.2 million of standby letters of credit and $9.7 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 10 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors, swaps, and foreign exchange contracts, to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		June 30, 2017			December 31, 2016

			Estimated Fair Value			Estimated Fair Value
		Notional			Notional
	Balance Sheet Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:	Other assets and other liabilities
Pay fixed swaps with counterparty		$25,000	$-	$277	$25,000	$-	$427

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liabilities	30,227	-	230	25,151	-	155

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets and other liabilities	247,762	3,255	1,947	203,758	2,283	2,247

Matched interest rate swaps with counterparty	Other liabilities	247,762	-	1,664	203,758	-	313
Matched foreign exchange contract with borrower	Other assets	2,151	143	-	1,857	7	-
Matched foreign exchange contract with counterparty	Other liabilities	2,151	-	143	1,857	-	7
		499,826	3,398	3,754	411,230	2,290	2,567

Total derivatives		$555,053	$3,398	$4,261	$461,381	$2,290	$3,149

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments were January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. In January 2016, the $25.0 million two-year forward starting swap was terminated, resulting in a $1.9 million termination fee. The termination fee is being amortized into interest expense over the remaining life of the underlying instruments of approximately 60 months. These derivative instruments are carried at a fair market value of $(277) thousand and $(427) thousand at June 30, 2017 and December 31, 2016, respectively, and are included in other liabilities.

At June 30, 2017 and December 31, 2016, the Company had loan swaps, with an aggregate notional amount of $30.2 million and $25.2 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the counterparty the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

To meet the needs of its customers, the Company enters into interest rate swap agreements to convert customers’ variable rate loans with the Company to a fixed rate. To offset this interest rate risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had an aggregate notional amount of $247.8 million at June 30, 2017 representing the amount of fixed rate receivables outstanding and variable rate liabilities outstanding, and are included in other assets and other liabilities at their fair values of $3.3 million and $3.6 million, respectively. All changes in fair value are recorded as other income within noninterest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. The foreign exchange contracts had a notional amount of $2.2 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively, representing the amount of contracts outstanding in U.S. dollars. The fair value of these contracts are included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income.

The following table details the location and amounts recognized in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss)					Pre-tax gain (loss) reclassified
	recognized in OCI					from AOCI into income
	For the three months ended		For the six months ended		Location of	For the three months ended		For the six months ended
	June 30,		June 30,		amounts reclassified	June 30,		June 30,
	2017	2016	2017	2016	from AOCI into Income	2017	2016	2017	2016

Cash flow hedges:
Interest rate contracts	$21	$(475)	$150	$(1,700)	Total interest expense	$145	$88	$313	$177

		Pre-tax gain (loss)
		recognized in income
		For the three months ended		For the six months ended
	Location of amounts	June 30,		June 30,
	recognized in income	2017	2016	2017	2016
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(64)	$(80)	$(130)	$(153)

Not designated as hedges:
Client-related interest rate contracts	Other income	594	(143)	1,120	$(288)
		$530	$(223)	$990	$(441)

Because of the unfavorable position of outstanding swap instruments at June 30, 2017 and December 31, 2016, the Company posted collateral of approximately $1.1 million and $1.2 million, respectively, with the related counterparties.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2017			June 30, 2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$1,171	$448	$723	$2,118	$838	$1,280
Change in net unrealized gain (loss) on securities transferred to held to maturity	65	24	41	26	37	(11)
Reclassification adjustment for net gains recognized in net income	-	-	-	87	(33)	120
Total securities available for sale and transferred securities	1,236	472	764	2,231	842	1,389

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	21	93	(72)	(475)	(114)	(361)
Change in the accumulated loss on terminated cash flow hedge derivatives	(52)	(22)	(30)	93	33	60
Reclassification adjustment for interest payments	145	(52)	197	87	(33)	120
Total derivatives	114	19	95	(295)	(114)	(181)

Total other comprehensive income	$1,350	$491	$859	$1,936	$728	$1,208

	For the Six Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$1,937	$639	$1,298	$6,809	$2,504	$4,305
Change in net unrealized gain (loss) on securities transferred to held to maturity	127	103	24	52	64	(12)
Reclassification adjustment for net gains recognized in net income	(58)	-	(58)	93	33	60
Total securities available for sale and transferred securities	2,006	742	1,264	6,954	2,601	4,353

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	150	432	(282)	(1,700)	46	(1,746)
Change in the accumulated loss on terminated cash flow hedge derivatives	(128)	(22)	(106)	186	(611)	797
Reclassification adjustment for interest payments	313	(291)	604	177	65	112
Total derivatives	335	119	216	(1,337)	(500)	(837)

Total other comprehensive income	$2,341	$861	$1,480	$5,617	$2,101	$3,516

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$3,672	$(751)	$(6,203)	$(3,282)
Other comprehensive income (loss) before reclassifications	1,322	-	(282)	1,040
Amounts reclassified from accumulated other comprehensive loss	(58)	-	604	546
Transfer of securities from available for sale to held to maturity	26	(24)	(106)	(104)
Net other comprehensive income (loss) during the period	1,288	(24)	216	1,480
Balance, June 30, 2017	$4,962	$(775)	$(5,987)	$(1,800)

Balance, January 1, 2016	$564	$(1,065)	$(2,362)	$(2,863)
Other comprehensive income (loss) before reclassifications	4,293	-	(1,746)	2,547
Amounts reclassified from accumulated other comprehensive loss	60	-	112	172
Transfer of securities from available for sale to held to maturity	12	(12)	-	-
Terminated cash flow hedge derivatives	-	-	797	797
Net other comprehensive income (loss) during the period	4,365	(12)	(837)	3,516
Balance, June 30, 2016	$4,929	$(1,077)	$(3,199)	$653

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

Investment Securities Available-for-sale and Investment Securities Held-to-Maturity - Fair value for investment securities is based on the quoted market price if such information is available. If a quoted market price is not available, fair values are based on independent pricing models or other model valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, pre-payment assumptions, and other factors such as credit loss assumptions.

Nonmarketable Equity Securities – Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are not readily marketable. The carrying amount is adjusted for any other than temporary declines in value.

Loans Held for Sale -For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using independent market prices, appraised values of the underlying collateral, management’s estimation of the value of the collateral, or commitments on hand from investors within the secondary market for loans with similar characteristics.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2017 and December 31, 2016 are as follows:

Financial Instruments Carrying Amounts and Estimated Fair Values

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Financial assets:
Cash and cash equivalents	$91,630	$91,630	$91,630	$-	$-
Investment securities available-for-sale	403,602	403,602	1,239	401,043	1,320
Investment securities held-to-maturity	87,690	89,446	-	89,446
Nonmarketable equity securities	20,179	20,179	-	20,179	-
Loans held for sale	3,102	3,102	-	3,102	-
Loans, net of allowance	2,489,418	2,420,128	-	247,762	2,172,366
Accrued interest receivable	6,801	6,801	-	6,801	-
Derivative instruments	3,398	3,398	-	3,398	-

Financial liabilities:
Deposits with no stated maturity	1,845,526	1,845,526	-	1,845,526	-
Deposits with stated maturities	691,656	693,297	-	693,297	-
Short-term borrowings	345,000	345,000	-	345,000	-
Long-term borrowings	29,758	29,758	-	29,758	-
Subordinated loan and junior subordinated debt	33,832	33,832	-	33,832	-
Accrued interest payable	627	627	-	627	-
Derivative instruments	4,261	4,261	-	4,261	-

December 31, 2016
Financial assets:
Cash and cash equivalents	$83,614	$83,614	$83,614	$-	$-
Investment securities available-for-sale	402,501	402,501	1,239	399,942	1,320
Investment securities held-to-maturity	91,752	92,828	-	92,828	-
Nonmarketable equity securities	17,501	17,501	-	17,501	-
Loans held for sale	7,996	7,996	-	7,996	-
Loans, net of allowance	2,400,061	2,321,390	-	27,941	2,293,449
Accrued interest receivable	6,799	6,799	-	6,799	-
Derivative instruments	2,290	2,290	-	2,290	-

Financial liabilities:
Deposits with no stated maturity	1,772,680	1,772,680	-	1,772,680	-
Deposits with stated maturities	741,072	744,062	-	744,062	-
Short-term borrowings	285,000	285,000		285,000	-
Long-term borrowings	29,736	29,736	-	29,736	-
Subordinated loan and junior subordinated debt	33,501	33,501		33,501	-
Accrued interest payable	541	541	-	541	-
Derivative instruments	3,149	3,149	-	3,149	-

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

Derivative Instruments – Derivative instruments are recorded at fair value on a recurring basis. Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company uses a third party to measure the fair value on a recurring basis. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. At both June 30, 2017 and December 31, 2016, the Company’s derivative instruments consist of interest rate swaps and foreign exchange contacts.

Impaired Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, discounted cash flows or a pooled probability of default and loss given default calculation. Those impaired loans not requiring a specific allowance represent loans for which the fair value exceeds the recorded investments in such loans. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records such impaired loans as nonrecurring Level 3.

At June 30, 2017 and December 31, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level within the fair value hierarchy, the recorded amount of assets and liabilities at June 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
June 30, 2017
Municipal securities	$-	$13,234	$-	$13,234
Residential agency pass-through securities	-	141,996	-	141,996
Residential collateralized mortgage obligations	-	162,045	-	162,045
Commercial mortgage-backed obligations	-	15,510	-	15,510
Asset-backed securities	-	68,248	-	68,248
Corporate and other securities	-	10	1,320	1,330
All other equity securities	1,239	-	-	1,239
Fair value loans	-	247,762	-	247,762
Derivative assets	-	3,398	-	3,398
Derivative liabilities	-	(4,261)	-	(4,261)

December 31, 2016
Municipal securities	-	13,319	-	13,319
Residential agency pass-through securities	-	192,765	-	192,765
Residential collateralized mortgage obligations	-	94,410	-	94,410
Commercial mortgage-backed obligations	-	15,497	-	15,497
Asset-backed securities	-	83,951	-	83,951
Corporate and other securities	-	-	1,320	1,320
All other equity securities	1,239	-	-	1,239
Fair value loans	-	27,941	-	27,941
Derivative assets	-	2,290		2,290
Derivative liabilities	-	(3,149)	-	(3,149)

Securities measured on a Level 3 recurring basis at June 30, 2017 and December 31, 2016 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market.     There were no transfers between valuation levels for any accounts for the six months ended June 30, 2017 and June 30, 2016. If different valuation techniques were deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and June 30, 2016.

	Securities Available for Sale
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Fair value, beginning of the period	$1,320	$1,360	$1,320	$1,500
Change in unrealized gain recognized in other comprehensive income	-	-	-	(140)
Fair value, end of the period	$1,320	$1,360	$1,320	$1,360

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

Fair Value on a Nonrecurring Basis

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
June 30, 2017
OREO	$-	$-	$3,175	$3,175
Impaired loans:
Commercial and industrial	-	-	460	460
CRE - owner-occupied	-	-	434	434
CRE - investor income producing	-	-	1,874	1,874
AC&D - lots, land & development	-	-	564	564
Other commercial	-	-	210	210
Residential mortgage	-	-	2,161	2,161
HELOC	-	-	2,473	2,473
Residential construction	-	-	221	221

December 31, 2016
OREO	$-	$-	$3,332	$3,332
Impaired loans:
CRE - owner-occupied	-	-	1,078	1,078
CRE - investor income producing	-	-	353	353
AC&D - lots, land, & development	-	-	748	748
Other commercial	-	-	211	211
Residential mortgage	-	-	2,077	2,077
HELOC	-	-	2,438	2,438
Residential construction	-	-	243	243

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended June 30, 2017, OREO with a carrying value of $2.4 million was written down by $0.3 million to $2.1 million. During the six months ended June 30, 2017, OREO with a carrying value of $3.2 million was written down by $0.2 million to $3.0 million.  During the three months ended June 30, 2016, OREO with a carrying value of $0.6 million was written down by $0.1 million to $0.5 million. During the six months ended June 30, 2016, OREO with a carrying value of $3.6 million was written down by $0.3 million to $3.3 million.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2017.

							Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Average Discount

OREO	$3,175	Appraisals	Discount to reflect current	0%	-	30%	5.22%
			market conditions

Impaired loans	8,397	Collateral based	Discount to reflect current	0%	-	60%	7.39%
		measurements	market conditions and
			ultimate collectability
	$11,572

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 13 – Shareholders’ Equity

For the six months ended June 30, 2017, the Company issued 164,994 restricted stock awards and 1,400 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 82,600 shares in open market transactions and acquired 44,806 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the six months ended June 30, 2016, the Company issued 236,534 restricted stock awards and 1,300 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 248,349 shares in open market transactions and acquired 123,826 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

The Company maintains share-based plans for directors and employees to attract, retain and provide incentives for key employees and directors in the form of incentive and non-qualified stock options and restricted stock. The total number of shares available for issuance under all outstanding share-based plans is 448,974 as of June 30, 2017.

Activity in the Company’s share-based plans is summarized in the following table:

	For the Six Months Ended
	June 30, 2017
	Outstanding Options				Nonvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2016	1,405,515	$7.25	3.18	$5,412,428	405,732	$5.02	$4,377,846
Restricted shares granted	-	-	-		164,994	12.01
Options exercised	(136,056)	5.80	-		-	-
Restricted shares vested	-	-	-		(184,103)	6.93
Expired and forfeited	-	-	-		(11,567)	9.22
At June 30, 2017	1,269,459	$7.40	2.76	$5,942,119	375,056	$9.21	$4,447,787
Exercisable at June 30, 2017	1,269,459

At June 30, 2017, there is no unrecognized compensation cost related to nonvested stock options. Total compensation expense for stock options was $0 for the three months ended June 30, 2017. There was no compensation expense for stock options for the three months ended June 30, 2016 due to a forfeiture that offset the expense. Total compensation expense for stock options was $23 thousand and $13 thousand for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, unrecognized compensation cost related to nonvested restricted shares of $3.5 million is expected to be recognized over a weighted-average period of 2.76 years. Total compensation expense for restricted shares was $449 thousand and $387 thousand for the three months ended June 30, 2017 and 2016, respectively. Total compensation expense for restricted shares was $797 thousand and $670 thousand for the six months ended June 30, 2017 and 2016, respectively.

Note 14 – Subsequent Events

Dividend Declaration

On July 26, 2017, the Company announced that its Board of Directors declared a quarterly dividend of $0.04 per common share, payable on August 25, 2017 to all common shareholders of record as of the close of business on August 9, 2017.

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

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between South State and the Company; the outcome of any legal proceedings that may be instituted against South State or the Company with respect to the proposed merger; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), and shareholder approvals or to satisfy any of the other conditions to the proposed merger on a timely basis or at all; the possibility that the anticipated benefits of the merger are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where South State and the Company do business; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger; South State’s ability to complete the acquisition and integrate the Company successfully; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, opening of de novo branches or otherwise in a timely, cost-effective manner; inability to capitalize on identified revenue enhancements or expense management opportunities; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the value of securities held in the investment securities portfolio; our ability to fully realize the value of our net deferred tax asset, including the impact of lower federal income tax rates on the carrying amount or the risk that we may be required to establish a valuation allowance; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on the financial, credit and real estate markets generally, which could negatively impact revenues and the value of our assets and liabilities; changes in general economic or business conditions, customer behavior and other uncertainties that could lead to reduced revenues and deterioration in the credit quality of the loan portfolio or the value of the collateral securing those loans and result in higher credit losses than currently expected; sensitivity to the interest rate environment, include continued low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve, and the impact on net interest margin; cyber-security concerns; failure to anticipate or inability to adapt to rapid technological developments and changes; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; the impact of implementation and compliance with legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk; and other factors that may affect future results of South State and the Company. Additional factors that could cause results to differ materially from those described above can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in other documents the Company files with the SEC, and in South State’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and in other documents South State files with the SEC.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three and six-month periods ended June 30, 2017. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $16.0 million, or $0.30 per share, for the six months ended June 30, 2017 compared to $8.3 million, or $0.16 per share, for the six months ended June 30, 2016. Changes in net income from the first six months of 2016 include a 7.38% increase in net interest income and a 7.76% increase in noninterest income, which were facilitated in part by a 12.49% decrease in noninterest expense levels, and a decrease of $760 thousand in provision for loan losses which was a reflection of strong credit quality.

The Company reported adjusted net income (non-GAAP), which excludes merger-related expenses and gain or loss on sale of securities, of $16.6 million, or $0.31 per share, for the six months ended June 30, 2017, compared to $12.6 million, or $0.24 per share, for the six months ended June 30, 2016. The increase in adjusted net income (non-GAAP) resulted from higher net interest and noninterest income, a decrease in noninterest expenses, driven primarily by cost savings from the acquisition of First Capital Bancorp, Inc. (“First Capital”), offset by a nominal, increase in provision for loan losses.

Net interest margin (non-FTE) was 3.72% for the six months ended June 30, 2017, representing a one basis point decrease from 3.73% at June 30, 2016. This decrease resulted primarily from marginal increases in costs of borrowed funds and increased competitive pressures on lending rates.

Total assets increased $85.6 million, or 4.02%, to $3.3 billion at June 30, 2017, compared to total assets of $3.26 billion at December 31, 2016. Cash and equivalents increased 10%, and total loans increased 3.7%, to $2.5 billion due to continued success in origination efforts.

Asset quality remains a point of strength for the Company with nonperforming loans to total loans of 0.48% and nonperforming assets to total assets of 0.45% at June 30, 2017. Nonperforming loans decreased 7.8%, to $12.0 million at June 30, 2017, compared to $12.9 million, or 0.54% of total loans, at December 31, 2016. Nonperforming assets decreased 1.9%, to $15.1 million, or 0.45% of total assets, at June 30, 2017, compared to $15.4 million, or 0.47% of total assets, at December 31, 2016.

Total deposits increased 0.9%, to $2.54 billion at June 30, 2017, compared to $2.51 billion at December 31, 2016. The growth in demand deposits, money market deposits and savings balances of totaled $75.0 million and was a result of continued focus on organic growth. Other categories of deposits, certificate of deposits and brokered deposits, declined by $51.6 million.. The change in deposit mix had no meaningful impact on liquidity. Total shareholders’ equity increased 3.8%, to $369.3 million at June 30, 2017 compared to $355.8 million at December 31, 2016, driven by retained earnings and an increase in unrealized gains in the marketable securities portfolio from December 31, 2016. The Company’s ratio of total common equity to total assets increased to 11.05% from 10.93% at June 30, 2017 and at December 31, 2016 respectively. The Company’s ratio of tangible common equity to tangible assets (non-GAAP) increased to 9.04% at June 30, 2017 from 8.84% at December 31, 2016. The Company’s Tier 1 leverage ratio increased to 10.15% at June 30, 2017 from 9.92% at December 31, 2016, primarily due to solid growth in retained earnings.

As noted in the South State Transaction section below, on April 27, 2017 the Company announced the signing on April 26, 2017 of a definitive merger agreement with South State Corporation (“South State”) to combine the two companies and create a $14.5 billion in assets franchise operating throughout the Carolinas, Virginia and Georgia. Under the terms of the agreement, the Company will merge into South State, and the Company’s shareholders will receive 0.14 shares of South State common stock for each share of the Company’s common stock. The aggregate consideration is estimated to total approximately $690.8 million in aggregate, based on 53,112,726 shares of Park Sterling common stock outstanding as of March 31, 2017 and on South State’s April 26, 2017 closing stock price per share of $91.90.

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

South State Transaction

On April 26, 2017, the Company and South State entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into South State (the “Merger”), with South State continuing as the surviving entity in the Merger. Immediately following the Merger, the Bank will merge with and into South State’s wholly owned bank subsidiary, South State Bank (the “Bank Merger”), with South State Bank as the surviving entity in the Bank Merger.

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

In particular, management uses tangible assets, tangible common equity, adjusted allowance for loan losses, adjusted net income and adjusted noninterest expenses, and related ratios and per-share measures, including adjusted return on average assets and adjusted return on average equity, each of which is a non-GAAP financial measure. Management uses (i) tangible assets and tangible common equity (which exclude goodwill and other intangibles from equity and assets) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; (ii) adjusted allowance for loan losses (which includes net fair market value adjustments related to acquired loans) as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired portfolios (fair market value adjustments are available only for losses on acquired loans), to evaluate both asset quality and asset quality trends, and to facilitate comparisons with peers; and (iii) adjusted net income and adjusted noninterest expense (which exclude merger-related expenses and gain or loss on sale of securities, as applicable), in each case to evaluate core earnings and to facilitate comparisons with peers.

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s Unaudited Financial Statements:

Reconciliation of Non-GAAP Financial Measures

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$3,340,999	$3,255,395
Less: intangible assets	(73,847)	(74,755)
Tangible assets	$3,267,152	$3,180,640

Total common equity	$369,264	$355,844
Less: intangible assets	(73,847)	(74,755)
Tangible common equity	$295,417	$281,089

Tangible common equity	295,417	281,089
Divided by: tangible assets	3,267,152	3,180,640
Tangible common equity to tangible assets	9.04%	8.84%
Common equity to assets	11.05%	10.93%

Adjusted allowance for loan losses
Allowance for loan losses	$12,702	$12,125
Plus: acquisition accounting net FMV adjustments to acquired loans	22,185	27,773
Adjusted allowance for loan losses	$34,887	$39,898
Divided by: total loans (excluding LHFS before FMV adjustments)	2,524,305	2,439,959
Adjusted allowance for loan losses to total loans	1.38%	1.64%
Allowance for loan losses to total loans	0.51%	0.50%

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Adjusted net income
Pretax income (as reported)	$12,579	$8,597	$23,785	$13,211
Plus: merger-related expenses	923	1,268	923	6,461
Less: (gain) loss on sale of securities	-	87	(58)	93
Less: tax impact of merger-related expenses and (gain) loss on sale of securities	(236)	-	(216)	-
Adjusted net income	$9,214	$6,443	$16,665	$12,610

Divided by: weighted average diluted shares	53,481,846	52,704,537	53,458,705	52,650,886
Adjusted basic and diluted earnings per share	$0.17	$0.12	$0.31	$0.24
Estimated tax rate for adjustment	25.57%	34.24%	24.97%	34.12%

Adjusted noninterest expense
Noninterest expense	$21,449	$21,946	$42,091	$48,099
Less: merger-related expenses	(923)	(1,268)	(923)	(6,461)
Adjusted noninterest expense	$20,526	$20,678	$41,168	$41,638

Adjusted return on average assets
Adjusted net income	$9,214	$6,443	$16,665	$12,610
Divided by: average assets	3,316,742	3,135,031	3,287,787	3,147,168
Multiplied by: annualization factor	4.01	4.02	2.02	2.01
Adjusted return on average assets	1.11%	0.83%	1.02%	0.81%
Return on average assets	1.03%	0.71%	0.98%	0.53%

Adjusted return on average equity
Adjusted net income	$9,214	$6,443	$16,665	$12,610
Divided by: average common equity	366,483	352,505	362,827	350,531
Multiplied by: annualization factor	4.01	4.02	2.02	2.01
Adjusted return on average assets	10.08%	7.35%	9.26%	7.23%
Return on average assets	9.33%	6.33%	8.90%	4.76%

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

Additional information regarding our income taxes is presented in Note 12 —Income Taxes to the 2016 Audited Financial Statements and Note 7- Income Taxes to the Unaudited Financial Statements included in this Form 10-Q.

Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased $85.6 million to $3.3 billion at June 30, 2017 compared to total assets of $3.26 billion at December 31, 2016. During the six months, cash and interest-earning balances increased $8.3 million, or 10.0%, to $91.4 million at June 30, 2017 from $83.0 million at December 31, 2016; total loans increased $89.9 million, or 3.7%, to $2.50 billion at June 30, 2017 from $2.41 billion at December 31, 2016; and investment securities, which include available-for-sale and held-to-maturity securities, decreased to $491.3 million at June 30, 2017 from $494.3 million at December 31, 2016. The increase in loans from December 31, 2016 was driven by organic loan growth.

Total liabilities of $3.0 billion at June 30, 2017 increased $72.2 million, or 2.5%, compared to total liabilities of $2.9 billion at December 31, 2016. Total deposits increased $23.4 million, or 0.9%, to $2.5 billion at June 30, 2017 from $2.5 billion at December 31, 2016. Total borrowings increased $60.4 million, or 17.3%, to $408.6 million at June 30, 2017 from $348.3 million at December 31, 2016, including $55.0 million of additional short-term FHLB borrowings.

Total shareholders’ equity increased $13.4 million, or 3.8%, during the first six months of 2017 to $369.3 million at June 30, 2017. The $13.4 million increase was due a $1.5 million improvement in accumulated other comprehensive loss resulting from unrealized securities gains and net income of $16.2 million for the six months ended June 30, 2017. These increases were partially offset by the repurchase of 82,600 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program and the payment of $4.2 million of dividends on common stock.

The following table presents selected ratios for the Company for the three and six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016:

Selected Ratios

	Three months ended		Six months ended		Twelve months
	June 30,		June 30,		ended
	(annualized)		(annualized)		December 31,
	2017	2016	2017	2016	2016
Return on Average Assets	1.03%	0.71%	0.98%	0.53%	0.63%

Return on Average Equity	9.33%	6.33%	8.88%	4.76%	5.62%

Period End Equity to Total Assets	11.05%	11.17%	11.05%	11.17%	11.17%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At June 30, 2017, investment securities totaled $491.3 million compared to $494.3 million at December 31, 2016.

Securities available-for-sale of $51.6 million were sold in the six months ended June 30, 2017 resulting in gross gains of $58 thousand. Securities available-for-sale of $124.4 million were sold during the six months ended June 30, 2016 resulting in gross gains of $94 thousand and gross losses of $187 thousand.

At June 30, 2017, our available-for-sale investment portfolio had a net unrealized loss of $101 thousand compared to a $2.0 million net unrealized loss at December 31, 2016. The improvement in the unrealized loss is a result of the increase in market rates at period end. There were no securities with an unrealized loss deemed to be other than temporary at June 30, 2017 or December 31, 2016.

At June 30, 2017, we had $55.9 million in interest-bearing deposits at correspondent banks, all of which was on deposit with the Federal Reserve Bank, compared to $48.9 million in interest-bearing deposits at correspondent banks at December 31, 2016.

Loans

We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts or portfolio managers are responsible for underwriting and assigning proper risk grades for all commercial loans with exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and supporting documents which outline the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure. A management-level loan committee reviews all loans greater than $5 million and is responsible for approving all credits in excess of the chief credit officer and senior credit officers’ lending authority, which was $5 million at June 30, 2017.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Current AC&D loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans have continued to improve due to increasing new home sales in our primary markets. At both June 30, 2017 and December 31, 2016, approximately 1% of our AC&D loan portfolio, commercial and consumer, falls under the watch list. Beginning with the First Capital acquisition and at June 30, 2017 the Bank’s concentration in commercial real estate (CRE) and construction and development (C&D) loans exceeded the thresholds specified in the federal banking agencies’ guidance emphasizing the need for enhanced risk management activities over the CRE and C&D concentrations. Since December 31, 2016, the Bank’s concentration in CRE and C&D loans has declined and are at, or very close to, the regulatory thresholds. The Bank has continued its enhanced risk management activities and reviews concentrations periodically with our board of directors’ Loan and Risk Committee.

Our home equity line of credit (“HELOC”) portfolio totaled approximately $173.8 million and $176.8 million at June 30, 2017 and December 31, 2016, respectively. HELOCs typically have a maturity of 10 years and are interest only or have a 1% repayment requirement. At maturity, the full balance is due or is underwritten for renewal. A review of the HELOC portfolio is performed on at least a semi-annual basis.

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

At June 30, 2017, total loans, net of deferred fees and excluding loans held for sale, increased $89.9 million compared to December 31, 2016, due primarily to an increase in commercial loans. The composition of the portfolio remained steady, with commercial loans representing 79% of the total loan portfolio, and consumer loans representing 21% of the total loan portfolio at both June 30, 2017 and December 31, 2016. Our metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina, Greenville and Charleston, South Carolina and Richmond, Virginia, reported a $74.3 million, or 4.4%, decrease in total loans from December 31, 2016 to $1.6 billion at June 30, 2017. The community markets reported a $25.3 million, or 7.8%, increase in total loans from December 31, 2016 to $350.5 million at June 30, 2017. The Company’s central business units, which primarily include mortgage, builder finance, private banking and special assets, remained flat as growth in mortgage, private banking and builder finance offset reductions in special asset loans.

Total commercial loans increased $78.0 million during the six months ended June 30, 2017 and represent 79% of the loan portfolio at June 30, 2017. Commercial and industrial and CRE –Investor Income Producing increased $67.6 million and $58.6 million, respectively, from December 31, 2016 and represents 18.2% and 32.0%, respectively, of the portfolio. The increase reflects an increased focus on commercial and industrial and commercial real estate owner occupied lending. Acquisition, construction and development loans decreased $44.6 million and represent 13.5% of the portfolio, down from 15.9% from December 31, 2016. Total Consumer loans increased $11.8 million from December 31, 2016 to June 30, 2017. Residential mortgage increased $23.4 million and represented 11.3% of the loan portfolio. Residential construction decreased $6.8 million and represented 2.1% of the loan portfolio.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of June 30, 2017 and December 31, 2016.

Allowance Allocation by Component

	June 30, 2017
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$-	0.00%	$2,573	20.26%	$-	0.00%
Shared National Credits	-	0.00%	$-	0.00%	556	4.38%	-	0.00%
CRE - owner-occupied	-	0.00%	51	0.40%	1,304	10.27%	-	0.00%
CRE - investor income producing	-	0.00%	200	1.57%	2,747	21.63%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	679	5.35%	-	0.00%
AC&D - lots, land & development	-	0.00%	-	0.00%	480	3.78%	-	0.00%
AC&D - CRE	-	0.00%	-	0.00%	1,167	9.19%	-	0.00%
Other commercial	-	0.00%	-	0.00%	92	0.72%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	142	1.12%	870	6.85%	-	0.00%
Home equity lines of credit:
Junior Lien HELOCS	222	1.75%	58	0.46%	485	3.82%	-	0.00%
Senior Lien HELOCS	-	0.00%	110	0.87%	467	3.68%	-	0.00%
Residential construction	20	0.16%	109	0.86%	216	1.70%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	154	1.21%	-	0.00%
Total	$242	1.91%	$670	5.27%	$11,790	92.82%	$-	0.00%

	December 31, 2016
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$634	5.23%	$2,086	17.20%	$-	0.00%
Shared National Credits	-	0.00%	-	0.00%	-	0.00%	-	0.00%
CRE - owner-occupied	-	0.00%	54	0.45%	1,233	10.17%	-	0.00%
CRE - investor income producing	-	0.00%	78	0.64%	2,505	20.66%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	567	4.68%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	526	4.34%	-	0.00%
AC&D - CRE	-	0.00%	75	0.62%	1,410	11.63%	-	0.00%
Other commercial	-	0.00%	-	0.00%	126	1.04%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	153	1.26%	687	5.67%	-	0.00%
HELOC	178	1.47%	273	2.25%	940	7.75%	-	0.00%
Residential construction	20	0.16%	128	1.06%	287	2.37%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	165	1.36%	-	0.00%

Total	$198	1.63%	$1,395	11.51%	$10,532	86.86%	$-	0.00%

The allowance for loan losses was $12.7 million, or 0.51% of total loans, at June 30, 2017 compared to $12.1 million, or 0.50% of total loans, at December 31, 2016. The allowance for loan losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses was a function of an increase of $1.3 million in the qualitative component of the allowance primarily due to organic loan growth of $89.9 million from December 31, 2016 and an additional provision recorded for the purchased performing loans. These increases were partially offset by a decrease in the economic qualitative factor due to reduced volatility and improved economic activity and a decrease of $725 thousand in the quantitative component of the allowance due to a decrease in historical loss rates applied to the portfolio as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of net recoveries.

In accordance with GAAP, loans acquired from Community Capital, Citizens South, Provident Community and First Capital were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At June 30, 2017, acquired loans comprised 20% of our total loans, compared to 26% at December 31, 2016. The ratio of the adjusted allowance for loan losses to total loans (non-GAAP), which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 1.38% at June 30, 2017 and 1.64% at December 31, 2016. Adjusted allowance for loan losses to loans is a non-GAAP financial measure, which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both June 30, 2017 and December 31, 2016, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $15.1 million, or 0.45% of total assets, at June 30, 2017 compared to $15.4 million, or 0.47% of total assets, at December 31, 2016. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $0.9 million, or 7.8%, to $12.0 million, or 0.48% of total loans at June 30, 2017, compared to $12.9 million, or 0.54% of total loans, at December 31, 2016. The decrease in nonperforming loans was due primarily to improved payment history for Park Sterling legacy borrowers.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans increased $479 thousand, or 5.4%, in the second quarter of 2017 from $8.8 million at December 31, 2016 to $9.4 million at June 30, 2017. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At June 30, 2017, nonaccrual TDR loans were $83 thousand and had no related allowance recorded. At December 31, 2016, nonaccrual TDR loans were $374 thousand and had no related allowances recorded. Accruing TDRs totaled $2.4 million at June 30, 2017 and $2.5 million at December 31, 2016 and had related allowances of $213 thousand and $192 thousand recorded at June 30, 2017 and December 31, 2016, respectively.

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

All loans graded 60 or worse (criticized or classified) are included on our list of “watch loans,” which represent potential problem loans, and are reviewed periodically and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) generally greater than $150 thousand as well as selected other loans as deemed appropriate. At June 30, 2017, we maintained “watch loans” totaling $46.0 million compared to $31.9 million at December 31, 2016. Approximately $15.6 million and $8.4 million of the watch loans at June 30, 2017 and December 31, 2016, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At June 30, 2017, OREO totaled $3.2 million, all of which is recorded at values based on our most recent appraisals. At December 31, 2016, OREO totaled $2.4 million, all of which was recorded at values based on the most recent appraisals then available. This increase in OREO during the first six months of the year was due to the addition of several small properties totaling $1.2 million, offset by continued sales.

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

Total deposits at June 30, 2017 were $2.5 billion, an increase of $23.4 million, or 0.9%, from December 31, 2016. Money market deposits increased $4.8 million, or 0.8%, and represented 25% of total deposits at June 30, 2017. Noninterest bearing demand deposits, interest-bearing demand deposits, money market deposits and savings deposits increased $75.0 million, or 6.4%. The aggregate growth in demand, money market and savings deposits is a result continued focus on organic growth. Brokered money market accounts decreased $10.1 million, or 6.8%. Certificates of deposit and other time deposits decreased $41.5 million or 6.3%, and represented 24% of total deposits at June 30, 2017. Combined, brokered deposits and certificates of deposits declined $51.6 million. The change in mix of deposits had no meaningful impact on liquidity. The following is a summary of deposits at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Noninterest bearing demand deposits	$554,399	$521,295
Interest-bearing demand deposits	488,219	459,238
Money market deposits	636,238	631,414
Savings	106,407	98,295
Brokered deposits	139,482	149,602
Certificates of deposit and other time deposits	612,437	653,908
Total deposits	$2,537,182	$2,513,752

Total borrowings, net of acquisition fair market value adjustments, increased $60.4 million to $408.6 million at June 30, 2017 compared to $348.3 million at December 31, 2016. Borrowings at June 30, 2017 include $29.2 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible junior subordinated debt.

The following table details short and long-term borrowings at June 30, 2017 and December 31, 2016:

			June 30, 2017		December 31, 2016
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
FHLB Daily Rate Credit	5/18/2018	1.3200%	$35,000		$80,000
FHLB Fixed Rate Credit	1/12/2017	0.6400%	-		55,000
FHLB Fixed Rate Credit	1/12/2017	0.6400%	-		75,000
FHLB Adjustable Rate Credit	1/26/2017	0.6300%	-		75,000
FHLB Fixed Rate Credit	11/6/2017	1.1300%	60,000		-
FHLB Fixed Rate Credit	11/9/2017	1.1900%	105,000		-
FHLB Fixed Rate Credit	11/20/2017	1.1700%	20,000		-
FHLB Fixed Rate Credit	10/26/2017	1.1300%	125,000		-
Total short-term borrowings			345,000	1.17%	285,000	0.60%

Long-term borrowings:
Junior subordinated debt	6/15/2036	2.6812%	6,660		$6,564
Junior subordinated debt	12/15/2035	2.7012%	10,172		10,029
Junior subordinated debt	10/01/36	2.8876%	1,499		2,789
Junior subordinated debt	03/01/37	2.7946%	6,947		5,558
Junior subordinated debt	09/21/36	2.8312%	3,882		3,849
Subordinated loan	12/01/25	4.8012%	4,672		4,712
Senior unsecured term loan	12/18/22	4.7500%	29,758		29,736
Total long-term borrowings			63,590	3.83%	63,237	3.73%
	Total borrowings		$408,590		$348,237

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and six months ended June 30, 2017 and 2016:

Condensed Consolidated Statements of Income

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017	2016	Change		2017	2016	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$32,968	$29,698	$3,270	11.0%	$63,789	$59,860	$3,929	6.6%
Gross interest expense	4,358	3,648	710	19.5%	8,121	7,214	907	12.6%
Net interest income	28,610	26,050	2,560	9.8%	55,668	52,646	3,022	5.7%

Provision for loan losses	-	882	(882)	-100.0%	678	1,438	(760)	-52.9%

Noninterest income	5,418	5,375	43	0.8%	10,886	10,102	784	7.8%
Noninterest expense	21,449	21,946	(497)	-2.3%	42,091	48,099	(6,008)	-12.5%
Net income before taxes	12,579	8,597	3,982	46.3%	23,785	13,211	10,574	80.0%

Income tax expense	4,052	3,045	1,007	33.1%	7,769	4,919	2,850	57.9%

Net income	$8,527	$5,552	$2,975	53.6%	$16,016	$8,292	$7,724	93.2%

Net Income. Net income for the three months ended June 30, 2017 was $8.5 million, compared to $5.6 million for the three months ended June 30, 2016. Changes in net income from the second quarter of 2016 include a 9.83% increase in net interest income, a 0.8% increase in noninterest income and a 2.3% decrease in noninterest expense levels. Annualized return on average assets increased during the three-month period ended June 30, 2017 to 1.03% from 0.71% for the same period in 2016 due primarily to overall improved financial performance through organic growth, leveraging acquisitions, and achieving operating efficiency. Annualized return on average equity increased to 9.33% for the three-month period ended June 30, 2017 from 6.33% for the three-month period ended June 30, 2016 due to improved performance associated with organic growth and the completion of the First Capital systems conversion in May of 2016.

Net income for the six months ended June 30, 2017, was $16.0 million compared to $8.3 million for the same period in 2016. This increase in net income is due to increases in net interest income and noninterest income, as well as decreases in noninterest expenses and provision for loan losses. Annualized return on average assets for the six-month periods ended June 30, 2017 and 2016 was 0.98% and 0.53%, respectively. Adjusted annualized return on average assets (non-GAAP) for the six-month periods ended June 30, 2017 and 2016 was 1.02% and 0.81%, respectively. Annualized return on average equity increased to 8.90% for the six-month period ended June 30, 2017 from 4.76% for the six-month period ended June 30, 2016. Adjusted annualized return on average equity (non-GAAP) increased to 9.26% for the six-month period ended June 30, 2017 from 7.23% for the six-month period ended June 30, 2016. Adjusted return on average assets and adjusted return on average equity are non-GAAP financial measures. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $28.6 million for the three-month period ended June 30, 2017 from $26.1 million for the three months ended June 30, 2016. The increase is primarily due to a higher yield on interest-earning assets and an increase in average interest earning assets, which result primarily from organic loan growth. Net interest income increased to $55.7 million for the six-month period ended June 30, 2017 from $52.6 million for the six months ended June 30, 2016. The increase is again due to a higher yield on interest-earning assets and an increase in average interest earning assets, which represented organic loan growth.

Total average interest-earning assets increased to $3.3 billion and $3.9 billion for the three and six months ended June 30, 2017 respectively, compared to $2.8 billion in the three and six months ended June 30, 2016. Average balances of total interest-bearing liabilities increased to $2.4 billion in the three and six-month period ended June 30, 2017, compared to $2.3 billion in the same period in 2016. Our net interest margin increased in the three-month period ended June 30, 2017 to 3.78% from 3.69% in the corresponding period in 2016. Our net interest margin decreased from 3.73% in the six-month period ended June 30, 2016 to 3.72% in the corresponding period in 2017.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

	For the Three Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Assets	(dollars in thousands)
Interest-earning assets:
Loans, including fees (1)(2)	$2,478,976	$29,518	4.79%	$2,298,569	$26,729	4.68%
Federal funds sold	874	2	0.92%	3,848	5	0.52%
Taxable investment securities	489,402	2,985	2.44%	484,057	2,640	2.18%
Tax-exempt investment securities	13,295	135	4.06%	14,131	137	3.88%
Nonmarketable equity securities	20,006	327	6.54%	12,832	153	4.80%
Other interest-earning assets	45,097	1	0.00%	29,727	34	0.46%

Total interest-earning assets	3,047,650	32,968	4.34%	2,843,164	29,698	4.20%

Allowance for loan losses	(12,862)			(9,961)
Cash and due from banks	36,678			35,011
Premises and equipment	62,750			66,029
Goodwill	63,317			63,509
Intangible assets	10,733			12,574
Other assets	108,476			124,705
Total assets	$3,316,742			$3,135,031

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$480,120	$87	0.07%	$426,427	$81	0.08%
Savings and money market	741,545	608	0.33%	744,945	840	0.45%
Time deposits - core	616,544	1,228	0.80%	686,003	1,272	0.75%
Brokered deposits	146,314	590	1.62%	139,164	270	0.78%
Total interest-bearing deposits	1,984,523	2,513	0.51%	1,996,539	2,463	0.50%
Short-term borrowings	340,934	922	1.09%	163,132	251	0.62%
Long-term FHLB borrowings	29,753	371	5.02%	64,808	440	2.73%
Subordinated debt	33,752	552	6.58%	33,102	494	6.00%
Total borrowed funds	404,439	1,845	1.83%	261,042	1,185	1.83%

Total interest-bearing liabilities	2,388,962	4,358	0.73%	2,257,581	3,648	0.65%

Net interest rate spread		28,610	3.61%		26,050	3.55%

Noninterest-bearing demand deposits	531,695			483,465
Other liabilities	29,602			41,480
Shareholders' equity	366,483			352,505

Total liabilities and shareholders' equity	$3,316,742			$3,135,031

Net interest margin			3.77%			3.69%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

	For the Six Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Assets	(dollars in thousands)
Interest-earning assets:
Loans, including fees (1)(2)	$2,451,502	$56,980	4.67%	$2,286,696	$53,853	4.74%
Federal funds sold	870	4	0.92%	5,372	13	0.49%
Taxable investment securities	487,742	5,920	2.43%	485,605	5,327	2.19%
Tax-exempt investment securities	13,309	270	4.06%	15,089	284	3.76%
Nonmarketable equity securities	19,055	614	6.44%	13,340	307	0.00%
Other interest-earning assets	43,908	1	0.01%	45,666	383	1.69%

Total interest-earning assets	3,016,386	63,789	4.26%	2,851,768	60,167	4.24%

Allowance for loan losses	(12,571)			(9,912)
Cash and due from banks	36,836			35,885
Premises and equipment	62,891			66,271
Goodwill	63,317			62,783
Intangible assets	10,959			12,646
Other assets	109,969			127,727

Total assets	$3,287,787			$3,147,168

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$472,498	$173	0.07%	$426,610	$168	0.08%
Savings and money market	735,930	1,170	0.32%	739,124	1,671	0.45%
Time deposits - core	627,842	2,402	0.77%	698,146	2,492	0.72%
Brokered deposits	147,502	1,160	1.58%	132,994	548	0.83%
Total interest-bearing deposits	1,983,772	4,905	0.50%	1,996,874	4,879	0.49%
Short-term borrowings	319,917	1,423	0.89%	177,417	545	0.62%
Long-term FHLB borrowings	29,747	742	5.02%	65,316	850	2.62%
Subordinated debt	33,671	1,052	6.28%	33,015	940	5.74%
Total borrowed funds	383,335	3,217	1.69%	275,748	2,335	1.70%

Total interest-bearing liabilities	2,367,107	8,122	0.69%	2,272,622	7,214	0.64%

Net interest rate spread		55,667	3.57%		52,953	3.60%

Noninterest-bearing demand deposits	524,433			469,961
Other liabilities	33,420			40,714
Shareholders' equity	362,827			350,531

Total liabilities and shareholders' equity	$3,287,787			$3,133,828

Net interest margin			3.72%			3.73%

(1) Average loan balances include nonaccrual loans.

(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.

(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Provision for Loan Losses. Our provision for loan losses decreased $882 thousand to $0 during the three months ended June 30, 2017, compared to $882 thousand during the corresponding period in 2016. Our provision for loan losses decreased $760 thousand, or 52.9%, to a provision of $678 thousand during the six months ended June 30, 2017, from a $1.4 million provision during the corresponding period in 2016. Included in the loan loss provision for the six months ended June 30, 2017 was an increase in allowance for loan losses of $1.3 million to the qualitative component due to an increase in organic loan growth and additional provision recorded for the purchased performing loans, partially offset by a decrease in the economic and market trends factor in light of decreased market volatility and less uncertainty related to macroeconomic risk factors.

We had $131 thousand in net charge-offs during the three months ended June 30, 2017 compared to net recoveries of $158 thousand during the corresponding period in 2016. We had $102 thousand in net charge-offs during the six months ended June 30, 2017 compared to net recoveries of $370 thousand during the corresponding period in 2016. The net charge-offs in the second quarter of 2017 reflected a slight increase due to the resolution of several extended loan workouts. There were no charge-offs in excess of fair market value adjustments on PCI loans during the three and six months ended June 30, 2017.

Noninterest Income. The following table presents components of noninterest income for the three and six months ended June 30, 2017 and 2016:

Noninterest Income

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	Change		2017	2016	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,725	$1,528	$197	12.9%	$3,407	$3,017	$390	12.9%
Income from fiduciary activities	528	580	(52)	-9.0%	1,055	1,244	(189)	-15.2%
Commissions and fees from investment brokerage	161	283	(122)	-43.1%	283	422	(139)	-32.9%
Income from capital markets	645	767	(122)	-15.9%	1,254	835	419	50.2%
Gain (loss) on sale of securities available for sale	-	(87)	87	100.0%	58	(93)	151	100.0%
ATM and card income	751	776	(25)	-3.2%	1,465	1,349	116	8.6%
Mortgage banking income	775	873	(98)	-11.2%	1,736	1,648	88	5.3%
Income from bank-owned life insurance	578	526	52	9.9%	1,156	1,514	(358)	-23.6%
Amortization of indemnification asset and true-up liability expense	-	(25)	25	-100.0%	-	(172)	172	-100.0%
Other noninterest income	255	154	101	65.6%	472	338	134	39.6%

Total noninterest income	$5,418	$5,375	$43	0.8%	$10,886	$10,102	$784	7.8%

Noninterest income increased $43 thousand, or 0.8%, for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. Noteworthy changes among categories include (i) a $197 thousand increase in service charges on deposit accounts reflecting organic growth in deposit accounts; (ii) a $122 thousand decrease in income from capital markets capital markets due to reduced activity as compared to the second quarter of 2016; (iii) a $122 thousand decrease in commissions and fees from investment brokerage due to lower volumes; (iv) a $98 thousand decrease in mortgage banking income due to reduced volumes associated with fewer originators; and (v) a $52 thousand increase in income from bank-owned life insurance.

Noninterest income increased $784 thousand, or 7.8%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Noteworthy changes among categories include (i) a $419 thousand increase in income from capital markets due to increased foreign exchange swap and back-to-back loan swap activity; (ii) a $390 thousand increase in service charges on deposit accounts, as a result of increased volume; (iii) a $358 thousand decrease in income from bank-owned life insurance due to the absence of death benefits received in the first quarter of 2016; (iv) a $189 thousand decrease in income from fiduciary activities due to declines in assets under management; (v) a $172 thousand increase in the amortization of indemnification asset and true-up liability expense due to the termination of the FDIC loss sharing agreement in 2016; (vi) a $151 increase in realized gain on sale of securities available for sale; (vii) a $139 thousand decrease in commissions and fees from investment brokerage due to lower volumes; and (viii) a $88 thousand increase in mortgage banking income due to increased activity in loan closings, especially during the first quarter of 2017.

Noninterest Expense. The following table presents components of noninterest expense for the three and six months ended June 30, 2017 and 2016:

Noninterest Expense

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	Change		2017	2016	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$11,388	$11,774	$(386)	-3.3%	$22,871	$24,792	$(1,921)	-7.7%
Occupancy and equipment	2,924	3,041	(117)	-3.8%	5,831	6,166	(335)	-5.4%
Advertising and promotion	140	367	(227)	-61.9%	286	788	(502)	-63.7%
Legal and professional fees	1,650	950	700	73.7%	2,433	1,675	758	45.3%
Deposit charges and FDIC insurance	442	478	(36)	-7.5%	927	910	17	1.9%
Data processing and outside service fees	1,907	2,224	(317)	-14.3%	3,832	7,747	(3,915)	-50.5%
Communication fees	460	505	(45)	-8.9%	923	988	(65)	-6.6%
Core deposit intangible amortization	454	458	(4)	-0.9%	908	916	(8)	-0.9%
Net cost of operation of other real estate owned	240	70	170	242.9%	415	336	79	23.5%
Loan and collection expense	210	273	(63)	-23.1%	327	310	17	5.5%
Postage and supplies	107	191	(84)	-44.0%	249	364	(115)	-31.6%
Other noninterest expense	1,527	1,615	(88)	-5.4%	3,089	3,107	(18)	-0.6%

Total noninterest expense	$21,449	$21,946	$(497)	-2.3%	$42,091	$48,099	$(6,008)	-12.5%

Noninterest expense was $21.5 million for the three months ended June 30, 2017, a decrease of $497 thousand, or 2.3%, from $21.9 million for the corresponding period in 2016. Adjusted noninterest expense (non-GAAP), which excludes merger-related costs of $923 thousand and $1.3 million for the three-month periods ended June 30, 2017 and June 30, 2016, respectively, decreased $152 thousand for the three months ended June 30, 2017, compared to the corresponding period in the prior year reflecting savings from the completion of the First Capital systems conversion in May 2016. Adjusted noninterest expense is a non-GAAP measure. For reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Noteworthy changes among categories include (i) legal and professional fees increased $700 thousand, or 73.7%, from the second quarter of 2016, as a result of an increase in merger-related professional fees associated with the South State merger; (ii) salaries and employee benefits expenses decreased $386 thousand, or 3.3%, as a result of a decreased headcount and associated savings from the First Capital merger; (iii) data processing and outside service fees decreased $317 thousand in the second quarter of 2017 due primarily to the absence of merger-related expenses in the second quarter of 2017 and to cost savings related to the First Capital merger; and (iv) advertising and sales promotion decreased $227 thousand due to reduced advertising spending.

Total noninterest expense decreased to $42.1 million for the six months ended June 30, 2017, a decrease of $6.0 million, or 12.5%, from $48.1 million for the corresponding period in 2016. Excluding merger-related expenses of $923 thousand and $6.5 million for the six-month periods ended June 30, 2017 and 2016, respectively, adjusted noninterest expense (non-GAAP) decreased $470 thousand, or 2.3%, for the six months ended June 30, 2017, compared to the corresponding period in the prior year. The decrease primarily reflects savings from the completion of the First Capital systems conversion in May 2016.

Noteworthy changes among categories include (i) data processing and outside service fees decreased $3.9 million, or 50.5%, to $3.8 million for the six-month period ended June 30, 2017, compared to $7.7 million in the comparable period of 2016, due primarily to the absence of system conversion costs incurred in 2016 related to the First Capital merger; (ii) salaries and employee benefits expenses decreased $1.9 million, or 7.7%, to $22.9 million for the six months ended June 30, 2017, compared to $24.8 million in the comparable period of 2016, due to the absence of merger-related severance costs of $1.4 million incurred in 2016 and improved operating efficiency following the First Capital systems conversion; (iii) legal and professional fees increased $758 thousand compared to the six months ended June 30, 2016 due primarily to merger-related professional fees associated with the South State merger; and (iv) advertising and promotion costs decreased $502 thousand from the six months ended June 30, 2016, primarily as a result of reduced advertising spending.

Income Taxes.  We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended June 30, 2017, we recognized income tax expense of $4.1 million compared to income tax expense of $3.0 million for the same period in 2016. The effective tax rate for the three months ended June 30, 2017 is 32.21% compared to 35.42% for the same period in 2016.

For the six months ended June 30, 2017, we recognized income tax expense of $7.8 million compared to income tax expense of $4.9 million for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 is 32.66% compared to 37.23% for the same period in 2016. The decrease in the effective tax rate from 2016 is due to excess tax benefits and the recognition of excess tax benefits on stock-based compensation during 2017.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at June 30, 2017 was 13.43% compared to 12.89% at December 31, 2016. Both ratios exceeded our minimum internal target of 10%. If we continue to see rapid loan growth as we have seen over the past few years, we may utilize additional sources of liquidity with the use of available credit lines, additional borrowing capacity through unpledged securities, and brokered deposits. In addition, at June 30, 2017, we had $307.6 million of credit available from the FHLB, $326.4 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At June 30, 2017, we had $705.1 million of pre-approved but unused lines of credit, $7.3 million of standby letters of credit and $6.4 million of commercial letters of credit. In management's opinion, these commitments represent no more than normal lending risk to us and will be funded from normal sources of liquidity.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at June 30, 2017 was $369.3 million, compared to $355.8 million at December 31, 2016. The $13.4 million increase was due $16.0 million of net income for the six months ended June 30, 2017 and a $1.5 million improvement in accumulated other comprehensive income caused by the effect of market interest rate increases on the fair value of available for sale investment securities. These increases were partially offset by the repurchase of 82,600 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program and a payment of $4.2 million of dividends on common stock.

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

At June 30, 2017 and December 31, 2016, both the Company and the Bank were “well capitalized”.   Actual and required capital levels at June 30, 2017 and December 31, 2016 are presented below:

	Capital Ratios at June 30, 2017
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$361,481	13.33%	$216,946	8.00%	$284,741	10.50%	$271,182	10.00%
Tier 1 capital (to risk-weighted assets)	348,779	12.86%	162,709	6.00%	230,505	8.50%	216,946	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	348,779	12.86%	122,032	4.50%	189,828	7.00%	176,268	6.50%
Tier 1 capital (to average assets)	348,779	10.77%	129,581	4.00%	129,581	4.00%	161,976	5.00%
Risk Weighted Assets	2,711,822
Average Assets for Tier 1	3,239,516

The Company
Total capital (to risk-weighted assets)	$339,118	12.52%	$216,666	8.00%	$284,374	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	326,415	12.05%	162,500	6.00%	230,208	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	300,698	11.10%	121,875	4.50%	189,583	7.00%	N/A	N/A
Tier 1 capital (to average assets)	326,415	10.05%	129,878	4.00%	129,878	4.00%	N/A	N/A
Risk Weighted Assets	2,708,328
Average Assets for Tier 1	3,246,949

	Capital Ratios at December 31, 2016
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$351,007	13.44%	$208,926	8.00%	$274,215	10.50%	$261,158	10.00%
Tier 1 capital (to risk-weighted assets)	338,882	12.98%	156,695	6.00%	221,984	8.50%	208,926	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	338,882	12.98%	117,521	4.50%	182,810	7.00%	169,752	6.50%
Tier 1 capital (to average assets)	338,882	10.77%	125,918	4.00%	125,918	4.00%	157,397	5.00%
Risk Weighted Assets	2,611,576
Average Assets for Tier 1	3,147,940

The Company
Total capital (to risk-weighted assets)	$326,168	12.48%	$209,040	8.00%	$274,365	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	314,043	12.02%	156,780	6.00%	222,105	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	288,594	11.04%	117,585	4.50%	182,910	7.00%	N/A	N/A
Tier 1 capital (to average assets)	314,043	9.92%	126,627	4.00%	126,627	4.00%	N/A	N/A
Risk Weighted Assets	2,613,003
Average Assets for Tier 1	3,165,665

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 15 - Off-Balance Sheet Risk of the 2016 Audited Financial Statements included in the 2016 Form 10-K. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2017, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2017 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” in our 2016 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes in risk factors previously disclosed in the 2016 Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended June 30, 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from April 1, 2017 through April 30, 2017	1,024	$12.21	-	2,090,500

Repurchases from May 1, 2017 through May 31, 2017	36,298	11.79	-	2,090,500

Repurchases from June 1, 2017 through June 30, 2017	396	12.05	-	2,090,500

Total	37,718	11.97	-	2,090,500

(1)

Included in the total number of shares purchased are 1,024, 36,298, and 396 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in April, May and June, respectively.

(2)

On October 27, 2016, the board of directors approved a new share repurchase program, effective November 1, 2016, to replace the expiring program. Under the new share repurchase program, which expires November 1, 2018, the Company may repurchase up to 2,650,000 shares from time to time, depending on market conditions and other factors.

During the six months ended June 30, 2017, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of April 26, 2017 by and between the Company and South State Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 1, 2017.

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed August 9, 2016

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed on May 8, 2017.

10.1	Retainer Letter Agreement, dated May 15, 2016 between the Company, South State Corporation and Mark Ladnier. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: August 4, 2017	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: August 4, 2017	By:	/s/ Donald K. Truslow
Donald K. Truslow
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of April 26, 2017 by and between the Company and South State Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35032) filed May 1, 2017

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed August 9, 2016

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed on May 8, 2017.

10.1	Retainer Letter Agreement, dated May 15, 2016 between the Company, South State Corporation and Mark Ladnier. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements

* Management contract or compensatory plan or arrangement