Form 10-Q
period 2017-09-30
Park Sterling Corp
filed 2017-11-03
CIK 1507277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, the registrant had outstanding 53,181,377 shares of common stock, $1.00 par value per share.

PARK STERLING CORPORATION

PARK STERLING CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2017	2016 *

ASSETS

Cash and due from banks	$44,874	$34,162
Interest-earning balances at banks	53,102	48,882
Federal funds sold	240	570
Investment securities available-for-sale, at fair value	384,275	402,501
Investment securities held-to-maturity (fair value of $87,402 and $92,828 at September 30, 2017 and December 31, 2016, respectively)	85,704	91,752
Nonmarketable equity securities	18,692	17,501
Loans held for sale	1,814	7,996
Loans	2,429,585	2,412,186
Less allowance for loan losses	(12,423)	(12,125)
Net loans	2,417,162	2,400,061

Premises and equipment, net	61,823	63,080
Bank-owned life insurance	72,354	70,785
Deferred tax asset	18,729	25,721
Other real estate owned	2,603	2,438
Goodwill	63,317	63,317
Core deposit intangible	10,075	11,438
Accrued interest receivable	6,424	6,799
Other assets	6,065	8,392

Total assets	$3,247,253	$3,255,395

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$550,196	$521,295
Interest-bearing	1,918,727	1,992,457
Total deposits	2,468,923	2,513,752

Short-term borrowings	310,000	285,000
Long-term borrowings	29,769	29,736
Subordinated debt	33,996	33,501
Accrued interest payable	942	541
Accrued expenses and other liabilities	26,934	37,021
Total liabilities	2,870,564	2,899,551

Shareholders' equity:
Common stock, $1.00 par value 200,000,000 shares authorized; 53,364,798 and 53,116,519 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	53,365	53,117
Additional paid-in capital	273,893	273,400
Retained earnings	50,937	32,609
Accumulated other comprehensive loss	(1,506)	(3,282)
Total shareholders' equity	376,689	355,844

Total liabilities and shareholders' equity	$3,247,253	$3,255,395

* Derived from audited financial statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$28,924	$26,521	$85,904	$80,374
Federal funds sold	2	1	6	14
Taxable investment securities	2,809	2,583	8,729	7,910
Tax-exempt investment securities	133	137	403	421
Nonmarketable equity securities	223	151	640	458
Interest on deposits at banks	200	51	398	127
Total interest income	32,291	29,444	96,080	89,304

Interest expense
Money market, NOW and savings deposits	1,076	953	3,074	2,984
Time deposits	1,469	1,447	4,376	4,294
Short-term borrowings	986	345	2,409	890
Long-term borrowings	371	379	1,113	1,229
Subordinated debt	555	497	1,606	1,437
Total interest expense	4,457	3,621	12,578	10,834
Net interest income	27,834	25,823	83,502	78,470

Provision for (recovery of) loan losses	(353)	642	325	2,080
Net interest income after provision for (recovery of) loan losses	28,187	25,181	83,177	76,390

Noninterest income
Service charges on deposit accounts	1,737	1,671	5,144	4,688
Income from fiduciary activities	476	582	1,526	1,961
Commissions and fees from investment brokerage	147	157	430	444
Income from capital markets	927	680	2,181	1,515
Gain (loss) on sale of securities available for sale	-	-	58	(93)
ATM and card income	741	730	2,206	2,079
Mortgage banking income	471	1,015	2,207	2,663
Income from bank-owned life insurance	578	532	1,732	2,046
Amortization of indemnification asset and true-up liability expense	-	(139)	-	(311)
Other noninterest income	303	219	782	557
Total noninterest income	5,380	5,447	16,266	15,549

Noninterest expense
Salaries and employee benefits	11,058	11,755	33,929	36,547
Occupancy and equipment	3,007	3,111	8,838	9,277
Advertising and promotion	179	44	465	832
Legal and professional fees	954	978	3,387	2,653
Deposit charges and FDIC insurance	378	405	1,305	1,315
Data processing and outside service fees	2,049	2,331	5,881	10,078
Communication fees	345	532	1,268	1,520
Core deposit intangible amortization	454	458	1,362	1,374
Net cost of operation of other real estate owned	20	(92)	435	244
Loan and collection expense	175	425	502	735
Postage and supplies	106	115	355	479
Other noninterest expense	1,417	1,050	4,506	4,157
Total noninterest expense	20,142	21,112	62,233	69,211

Income before income taxes	13,425	9,516	37,210	22,728

Income tax expense	4,731	3,192	12,500	8,111

Net income	$8,694	$6,324	$24,710	$14,617

Basic and diluted earnings per common share	$0.16	$0.12	$0.47	$0.28

Dividends per common share	$0.04	$0.04	$0.12	$0.10

Weighted-average common shares outstanding
Basic	52,943,273	52,361,305	52,823,594	52,333,157
Diluted	53,527,283	52,743,928	53,481,351	52,674,315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$8,694	$6,324	$24,710	$14,617

Securities available for sale and transferred securities:
Change in net unrealized gains (losses) during the period	251	(553)	2,189	6,256
Change in net unrealized gain on securities transferred to held-to-maturity	65	26	191	78
Reclassification adjustment for net (gains) losses recognized in net income	-	-	(58)	93
Total securities available for sale and transferred securities	316	(527)	2,322	6,427

Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	54	355	204	(1,344)
Change in the accumulated gain (loss) on terminated cash flow hedge derivatives	(52)	93	(180)	278
Reclassification adjustment for interest payments	146	86	459	263
Total derivatives	148	534	483	(803)

Other comprehensive income, before tax	464	7	2,805	5,624

Deferred tax expense related to other comprehensive income	168	2	1,029	2,103

Other comprehensive income, net of tax	296	5	1,776	3,521

Total comprehensive income	$8,990	$6,329	$26,486	$18,138

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

 (Dollars in thousands)

 Nine Months Ended September 30, 2017 and 2016

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2015	44,854,509	$44,854	$222,596	$20,117	$(2,863)	$284,704

Shares issued for First Capital merger	8,376,094	8,376	52,937	-	-	61,313

Issuance of restricted stock grants	265,284	265	(265)	-	-	-

Forfeitures of restricted stock grants	(54,433)	(54)	54	-	-	-

Exercise of stock options	285,721	285	1,559	-	-	1,844

Share-based compensation expense	1,300	2	911	-	-	913

Common stock repurchased or reacquired	(422,641)	(422)	(2,469)	-	-	(2,891)

Dividends on common stock	-	-	-	(5,325)	-	(5,325)

Net income	-	-	-	14,617	-	14,617

Other comprehensive income	-	-	-	-	3,521	3,521

Balance at September 30, 2016	53,305,834	$53,306	$275,323	$29,409	$658	$358,696

Balance at December 31, 2016	53,116,519	$53,117	$273,400	$32,609	$(3,282)	$355,844

Issuance of restricted stock grants	164,994	165	(165)	-	-	-

Forfeitures of restricted stock grants	(12,067)	(12)	12	-	-	-

Exercise of stock options	306,394	225	660	-	-	885

Share-based compensation expense	1,400	1	1,302	-	-	1,303

Common stock repurchased or reacquired	(212,442)	(131)	(1,316)	-	-	(1,447)

Dividends on common stock	-	-	-	(6,382)	-	(6,382)

Net income	-	-	-	24,710	-	24,710

Other comprehensive income	-	-	-	-	1,776	1,776

Balance at September 30, 2017	53,364,798	$53,365	$273,893	$50,937	$(1,506)	$376,689

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$24,710	$14,617
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on acquired loans	(10,295)	(8,572)
Net amortization on investments	1,892	2,022
Other depreciation and amortization	10,549	7,812
Provision for loan losses	325	2,080
Share-based compensation expense	1,303	913
Deferred income taxes	6,893	(171)
Amortization of FDIC indemnification asset	-	142
Gains (losses) on sales of investment securities available-for-sale	(58)	93
Net gains on sales of loans held for sale	(915)	(1,251)
Net losses (gains) on sales of fixed assets	(43)	418
Net gains on sales of other real estate owned	(95)	(411)
Writedowns on other real estate owned	339	294
Income from bank-owned life insurance	(1,732)	(2,046)
Proceeds from loans held for sale	68,081	75,304
Disbursements for loans held for sale	(61,531)	(85,307)
Change in assets and liabilities:
Decrease in FDIC indemnification asset	-	(3,843)
Decrease in accrued interest receivable	375	893
Increase in other assets	(2,328)	(4,449)
Increase in accrued interest payable	401	345
Increase (decreases) in accrued expenses and other liabilities	(9,774)	6,210
Net cash provided by operating activities	28,097	5,093

Cash flows from investing activities
Net increase in loans	(9,935)	(123,112)
Purchases of premises and equipment	(4,723)	(3,038)
Proceeds from sales of premises and equipment	1,939	-
Purchases of investment securities available-for-sale	(89,527)	(106,636)
Proceeds from sales of investment securities available-for-sale	51,629	124,381
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	56,611	44,237
Proceeds from maturities, calls and paydowns of investment securities held-to-maturity	6,014	6,970
Proceeds from life insurance death benefit	-	534
FDIC reimbursement of recoverable covered asset losses	-	4,644
Proceeds from sale of other real estate owned	547	4,681
Net (purchases) redemptions of nonmarketable equity securities	(191)	(623)
Termination of cash flow hedge	-	(1,855)
Acquisitions, net of cash acquired	-	(12,067)
Net cash provided by (used in) investing activities	12,364	(61,884)

Cash flows from financing activities
Net increase (decrease) in deposits	(44,474)	24,712
Repayments of long-term borrowings	-	(45,503)
Net advances in short-term borrowings	25,000	87,379
Repayments of junior subordinated debt	559	-
Exercise of stock options	885	1,844
Repurchase of common stock	(1,447)	(2,891)
Dividends on common stock	(6,382)	(5,325)
Net cash provided by (used in) financing activities	(25,859)	60,216

Net increase in cash and cash equivalents	14,602	3,425

Cash and cash equivalents, beginning	83,614	70,526
Cash and cash equivalents, ending	$98,216	$73,951

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,177	$10,448
Cash paid for income taxes	12,501	760

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on available-for-sale securities, net of tax	$2,031	$6,408
Change in unrealized gain (loss) on cash flow hedge, net of tax	(255)	105
Loans transferred to other real estate owned	1,548	449

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 1 – Basis of Presentation

Park Sterling Corporation (the “Company”) was formed on October 6, 2010 to serve as the holding company for Park Sterling Bank (the “Bank”) and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At September 30, 2017 and December 31, 2016, the Company’s primary operations and business were that of owning the Bank.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2017 and December 31, 2016, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year or for other interim periods.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The shareholders of each of the Company and South State approved the Merger in their respective special meetings held on October 25, 2017. Closing of the Merger, however, remains subject to regulatory approvals, and other customary closing conditions and is currently expected to close in the fourth quarter of 2017. For more information about the proposed Merger and the Merger Agreement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2017 and the Company’s Definitive Proxy Statement filed with the SEC on September 12, 2017.

Note 2 - Recent Accounting Pronouncements

During the fourth quarter of 2016, the Company early adopted, with an effective date of January 1, 2016, Accounting Standards Update (“ASU”) 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve accounting for share-based payment award transactions. ASU 2016-09 simplifies share-based transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. During the fourth quarter, the Company recognized an income tax benefit of $798 thousand, representing excess tax benefits that previously would have been recognized, under the former standard, in additional paid in capital.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company’s revenue primarily is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. The Company is currently analyzing its noninterest income to determine the impact of this new standard, but does not expect that the adoption of the standard will have a significant impact on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The effective date of this ASU is for reporting periods beginning after December 15, 2019. The implementation of ASU 2016-13 will have a significant impact on both the method of estimating credit losses as well as the amount of credit losses reflected in the Company’s financial statements. The Company is currently in a planning phase for implementation of the new standard and is evaluating the expected impact on its financial statements.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)”. ASU 2017-03 amends the Accounting Standards Codification (“ASC”) for SEC staff announcements made at two Emerging Issues Task Force (“EITF”) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with Staff Accounting Bulletin Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company has adopted this new standard and it did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides guidance on the scope of modification of share-based payment awards and direction on which changes in terms or conditions of share-based payment awards require an entity to apply modification accounting. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. The Company has determined the guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 amends ASC 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is intended to improve the transparency of information about an entity’s risk management activities and simplify the application of hedge accounting. The guidance is effective for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The Company is assessing the impact of the new guidance, but currently does not believe it will have a material impact on the Company’s consolidated financial statements.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 3– Business Combinations and Goodwill

Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, especially the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. There were no acquisitions or mergers conducted during the first nine months of 2017.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2017 and December 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
Securities available-for-sale:
Municipal securities	$12,463	$423	-	$12,888
Residential agency pass-through securities	137,190	1,011	(971)	137,230
Residential collateralized mortgage obligations	154,168	839	(103)	154,903
Commercial mortgage-backed securities	15,697	-	(204)	15,493
Asset-backed securities	61,866	375	(718)	61,523
Corporate and other securities	1,491	-	(166)	1,325
Equity securities	1,250	-	(336)	913
Total securities available-for-sale	$384,125	$2,648	$(2,498)	$384,275

Securities held-to-maturity:
Residential agency pass-through securities	$30,184	$691	$(11)	$30,864
Residential collateralized mortgage obligations	6,133	101	-	6,234
Commercial mortgage-backed obligations	46,189	879	-	47,068
Asset-backed securities	3,198	38	-	3,236
Total securities held-to-maturity	$85,704	$1,709	$(11)	$87,402

December 31, 2016
Securities available-for-sale:
Municipal securities	$12,731	$588	$-	$13,319
Residential agency pass-through securities	194,175	945	(2,355)	192,765
Residential collateralized mortgage obligations	93,980	615	(185)	94,410
Commercial mortgage-backed securities	15,912	-	(415)	15,497
Asset-backed securities	84,955	211	(1,215)	83,951
Corporate and other securities	1,479	-	(159)	1,320
Equity securities	1,250	-	(11)	1,239
Total securities available-for-sale	$404,482	$2,359	$(4,340)	$402,501

Securities held-to-maturity:
Residential agency pass-through securities	$34,063	$537	$(47)	$34,553
Residential collateralized mortgage obligations	6,730	87	-	6,817
Commercial mortgage-backed obligations	46,851	526	-	47,377
Asset-backed securities	4,108	-	(27)	4,081
Total securities held-to-maturity	$91,752	$1,150	$(74)	$92,828

In 2014, commercial mortgage-backed securities (“MBS”) with a fair market value of $58.5 million were transferred from available-for-sale to held-to-maturity. These securities had an aggregate unrealized loss of $2.2 million ($1.5 million, net of tax) on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive pre-tax income in the accompanying balance sheet at December 31, 2016 and September 30, 2017 totaled $1.3 and $1.1 million respectively. This amount is amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. As a result, the amortized cost of these investments of $54.0 million is higher than the $46.2 million carrying value of the securities as of September 30, 2017. There were no transfers of securities from available-for-sale to held-to-maturity during the quarter ended September 30, 2017.

At September 30, 2017 and December 31, 2016, investment securities with a fair market value of $137.4 million and $152.2 million, respectively, were pledged to secure public and trust deposits, to secure interest rate swaps, and for other purposes as required and permitted by law.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At September 30, 2017 and December 31, 2016, available-for-sale and held-to-maturity commercial MBS include $55.9 million and $56.7 million, respectively, of delegated underwriting and servicing (“DUS”) bonds collateralized by multi-family properties and backed by an agency of the U.S. government, and $6.0 million of private-label securities collateralized by commercial properties.

Included within the asset-backed securities balance are collateralized loan obligations totaling $13.8 million at September 30, 2017 and $33.9 million at December 31, 2016. Included in these amounts are $3.2 million and $4.1 million of a security equally collateralized by the Federal Family Education Loan Program and Private Student Loan Program as of September 30, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity at September 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s residential agency pass-through securities and residential collateralized mortgage obligations are backed by an agency of the United States government. None of our residential agency pass-through securities or residential collateralized mortgage obligations are private-label securities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Maturities of Investment Portfolio

	September 30, 2017
	Amortized	Fair
	Cost	Value

Securities available-for-sale:
Municipal securities
Due after one year through five years	3,312	3,367
Due after five years through ten years	3,459	3,636
Due after ten years	5,692	5,885
Residential agency pass-through securities
Due after five years through ten years	5,263	5,487
Due after ten years	131,927	131,743
Residential collateralized mortgage obligations
Due after five years through ten years	16,149	16,219
Due after ten years	138,019	138,684
Commercial mortgage-backed obligations
Due after one year through five years	15,697	15,493
Asset-backed securities
Due after five years through ten years	45,629	45,580
Due after ten years	16,237	15,943
Corporate and other securities
Due after ten years	1,491	1,325
Equity securities
No maturity	1,250	913
Total securities available-for-sale	$384,125	$384,275

Securities held-to-maturity:
Residential agency pass-through securities
Due after ten years	$30,184	$30,864
Residential collateralized mortgage obligations
Due after ten years	6,133	6,234
Commercial mortgage-backed obligations
Due after one year through five years	21,199	21,557
Due after five years through ten years	24,990	25,511
Asset-backed securities
Due after ten years	3,198	3,236
Total securities held-to-maturity	$85,704	$87,402

There were no sales of securities available-for-sale during the three months ended September 30, 2017 and September 30, 2016. Securities available-for-sale of $51.6 million were sold in the nine months ended September 30, 2017. Gross realized gains on the sale of securities for the nine months ended September 30, 2017 were $58 thousand. Securities available-for-sale of $124.4 million were sold in the nine months ended September 30, 2016. Gross realized losses on the sale of securities for the nine months ended September 30, 2016 were $187 thousand.

Management evaluates its investments quarterly for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position for securities with unrealized losses at September 30, 2017 and December 31, 2016. None of the securities are deemed to be other than temporarily impaired since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, as all but one of the bonds are issued by United States government agencies with the remaining bond being partially guaranteed by a government agency, and it is more likely than not that the Company will not have to sell the investments before recovery of their amortized cost basis. At September 30, 2017 there were three securities that have been in a loss position for twelve months or more compared to six at December 31, 2016.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Investment Portfolio Gross Unrealized Losses and Fair Value

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
Securities available-for-sale:
Residential agency pass-through securities	$-	$-	$12,888	$(971)	$12,888	$(971)
Residential collateralized mortgage obligations	-	-	23,786	(103)	23,786	(103)
Commercial mortgage-backed securities	-	-	79,059	(204)	79,059	(204)
Asset-backed securities	25,768	(718)	-	-	25,768	(718)
Corporate and other securities	-	-	1,325	(166)	-	(166)
Equity securities	-	-	913	(336)	913	(336)
Total temporarily impaired available-for-sale securities	$25,768	$(718)	$117,971	$(1,780)	$142,414	$(2,498)

Securities held-to-maturity:
Commercial mortgage-backed securities	$3,639	$(11)	$-	$-	$3,639	$(11)

Total temporarily impaired held-to-maturity securities	$3,639	$(11)	$-	$-	$3,639	$(11)

December 31, 2016
Securities available-for-sale:
Residential agency pass-through securities	$-	$-	$138,759	$(2,355)	$138,759	$(2,355)
Residential collateralized mortgage obligations	-	-	30,650	(185)	30,650	(185)
Commercial mortgage-backed securities	-	-	15,497	(415)	15,497	(415)
Asset-backed securities	23,539	(385)	37,580	(830)	61,119	(1,215)
Equity and Corporate Securities	-	-	1,320	(170)	1,320	(170)
Total temporarily impaired available-for-sale securities	$23,539	$(385)	$223,806	$(3,955)	$247,345	$(4,340)

Securities held-to-maturity:
Residential collateralized mortgage obligations	$-	$-	$3,830	$(47)	$3,830	$(47)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	4,081	(27)	-	-	4,081	(27)

Total temporarily impaired held-to-maturity securities	$4,081	$(27)	$3,830	$(47)	$7,911	$(74)

The Company has nonmarketable equity securities consisting of investments in several unaffiliated financial institutions, as well as investments in five statutory trusts related to trust preferred securities issued by predecessor companies. These investments totaled $18.6 million at September 30, 2017 and $17.5 million at December 31, 2016. Included in these amounts at September 30, 2017 and December 31, 2016 was $16.1 million and $14.9 million, respectively, of Federal Home Loan Bank (“FHLB”) stock. All nonmarketable equity securities were evaluated for impairment as of September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, the Company estimated that the fair values of nonmarketable equity securities equaled or exceeded the cost of each of these investments, and, therefore, the investments were not impaired.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 5 – Loans and Allowance for Loan Losses

The Company’s loan portfolio was comprised of the following at:

	September 30, 2017			December 31, 2016
	PCI loans	All other loans	Total	PCI loans	All other loans	Total
Commercial:
Commercial and industrial	$3,060	$408,173	$411,233	$3,920	$383,481	$387,401
Commercial real estate (CRE) - owner-occupied	10,205	354,140	364,345	15,401	352,152	367,553
CRE - investor income producing	24,361	745,044	769,405	30,700	712,407	743,107
AC&D - 1-4 family construction	-	84,971	84,971	-	82,707	82,707
AC&D - lots, land & development	7,164	84,512	91,676	8,074	97,288	105,362
AC&D - CRE	-	161,810	161,810	-	194,732	194,732
Other commercial	1,871	13,395	15,266	1,962	10,938	12,900
Total commercial loans	46,661	1,852,045	1,898,706	60,057	1,833,705	1,893,762

Consumer:
Residential mortgage	17,287	270,309	287,596	21,472	239,049	260,521
Home equity lines of credit (HELOC)	1,005	171,235	172,240	1,088	175,711	176,799
Residential construction	1,522	48,962	50,484	2,470	56,590	59,060
Other loans to individuals	346	16,715	17,061	368	18,537	18,905
Total consumer loans	20,160	507,221	527,381	25,398	489,887	515,285
Total loans	66,821	2,359,266	2,426,087	85,455	2,323,592	2,409,047
Deferred costs	-	3,498	3,498	-	3,139	3,139
Total loans, net of deferred costs	$66,821	$2,362,764	$2,429,585	$85,455	$2,326,731	$2,412,186

At September 30, 2017 and December 31, 2016, the Company had sold participations in loans aggregating $20.6 million and $20.2 million, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers. Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Bank executes all of its loan sales agreements under best efforts contracts with investors. From time to time, the Company may choose to hold certain mortgage loans on balance sheet. The Company serviced residential mortgage loans for the benefit of others totaling $2.1 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively.

Loans sold are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since only a few of the loans have ever been returned to the Company, the amount of total loans sold does not necessarily represent future cash requirements. No loans were sold in the three months ended September 30, 2017. Total loans sold in the nine months ended September 30, 2017 were $68.1 million. Total loans sold in the three and nine months ended September 30, 2016 were $26.0 million and $75.3 million, respectively.

At September 30, 2017 the carrying value of loans pledged as collateral to the FHLB on borrowings and to the Federal Reserve totaled $962.7 million compared to $1.0 billion at December 31, 2016.

Concentrations of Credit - Loans are primarily made within the Company’s operating footprint of North Carolina, South Carolina, Virginia and Georgia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions. The commercial loan portfolio has concentrations in business loans secured by real estate and real estate development loans. Primary concentrations in the consumer loan portfolio include home equity lines of credit and residential mortgages. At September 30, 2017 and December 31, 2016, the Company had no loans outstanding with foreign entities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Allowance for Loan Losses - The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016.

	Commercial and industrial	Shared National Credits	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC Jr. Lien*	HELOC Sr. Lien	Residential construction	Other loans to individuals	Total

For the three months ended Sept 30, 2017
Allowance for Loan Losses:
Balance, beginning of period	$2,574	$556	$1,352	$2,948	$679	$480	$1,167	$92	$1,011	$767	$578	$346	$152	$12,702
Provision for (recovery of) loan losses	(253)	(79)	(7)	(60)	(66)	6	84	(3)	(116)	(28)	25	94	50	(353)
Charge-offs	-	-	-	-	-	-	-	-	44	(56)	-	(162)	(63)	(237)
Recoveries	43	-	45	-	-	24	-	-	100	49	-	37	13	311
Net (charge-offs) recoveries	43	-	45	-	-	24	-	-	144	(7)	-	(125)	(50)	74
Total Allowance for Loan Losses	$2,364	$477	$1,390	$2,888	$613	$510	$1,251	$89	$1,039	$732	$603	$315	$152	$12,423

For the nine months ended Sept 30, 2017
Allowance for Loan Losses:
Balance, beginning of period	$2,720	$-	$1,286	$2,583	$567	$526	$1,484	$126	$841	$-	$1,391	$435	$166	$12,125
Provision for loan losses	(256)	477	(34)	240	19	(102)	(233)	(39)	142	836	(788)	22	41	325
Charge-offs	(158)	-	39	(36)	-	-	-	-	(86)	(188)	-	(182)	(101)	(712)
Recoveries	58	-	99	101	27	86	-	2	142	84	-	40	46	685
Net (charge-offs) recoveries	(100)	-	138	65	27	86	-	2	56	(104)	-	(142)	(55)	(27)
Total Allowance for Loan Losses	$2,364	$477	$1,390	$2,888	$613	$510	$1,251	$89	$1,039	$732	$603	$315	$152	$12,423

*Prior to Q2 2017, HELOCs were evalauted collectively for purposes of the allowance for loan and lease losses. Beginning in Q2 2017, HELOCs were evaluated for purposes of the allowance calculation based on the sequence of lien associated with the underlying collateral of the loan.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	Commercial and industrial	Shared National Credits	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC Jr. Lien*	HELOC Sr. Lien	Residential construction	Other loans to individuals	Total

For the three months ended September 30, 2016
Allowance for Loan Losses:
Balance, beginning of period	$2,128	$-	$1,231	$2,572	$485	$449	$836	$70	$821	$-	$1,533	$439	$309	$10,873
Provision for (recovery of) loan losses	68	-	69	102	102	(29)	337	129	24	-	(35)	103	(270)	600
Charge-offs	-	-	-	(15)	-	-	-	-	(43)	-	(67)	(106)	(10)	(241)
Recoveries	8	-	1	-	1	133	-	-	-	-	3	12	180	338
Net (charge-offs) recoveries	8	-	1	(15)	1	133	-	-	(43)	-	(64)	(94)	170	97
Balance, end of period	$2,204	$-	$1,301	$2,659	$588	$553	$1,173	$199	$802	$-	$1,434	$448	$209	$11,570

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	3	-	-	15	-	-	-	-	14	-	10	-	-	42
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	3	-	-	15	-	-	-	-	14	-	10	-	-	42
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance, end of period	$3	$-	$-	$15	$-	$-	$-	$-	$14	$-	$10	$-	$-	$42

Total Allowance for Loan Losses	$2,207	$-	$1,301	$2,674	$588	$553	$1,173	$199	$816	$-	$1,444	$448	$209	$11,612

For the nine months ended September 30, 2016
Allowance for Loan Losses:
Balance, beginning of period	$1,821	$-	$1,135	$2,099	$247	$278	$679	$69	$672	$-	$1,337	$461	$266	$9,064
Provision for loan losses	351	-	164	553	323	(13)	494	91	152	-	61	65	(202)	2,039
Charge-offs	(15)	-	-	(15)	-	-	-		(65)	-	(123)	(117)	(72)	(407)
Recoveries	47	-	2	22	18	288	-	39	43	-	159	39	217	874
Net (charge-offs) recoveries	32	-	2	7	18	288	-	39	(22)	-	36	(78)	145	467
Balance, end of period	$2,204	$-	$1,301	$2,659	$588	$553	$1,173	$199	$802	$-	$1,434	$448	$209	$11,570

PCI Impairment Allowance for Loan Losses:
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
PCI Impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
PCI impairment recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net PCI impairment charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
PCI provision for loan losses	3	-	-	15	-	-	-	-	14	-	10	-	-	42
Benefit attributable to FDIC loss share agreements	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Total provision for loan losses charged to operations	3	-	-	15	-	-	-	-	14	-	10	-	-	42
Provision for loan losses recorded through FDIC loss share receivable	-	-	-	-				-	-	-	-	-	-	-
Balance, end of period	$3	$-	$-	$15	$-	$-	$-	$-	$14	$-	$10	$-	$-	$42

Total Allowance for Loan Losses	$2,207	$-	$1,301	$2,674	$588	$553	$1,173	$199	$816	$-	$1,444	$448	$209	$11,612

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans at September 30, 2017 and December 31, 2016.

	Commercial and industrial	Shared National Credits	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Residential mortgage	HELOC Jr. Lien*	HELOC Sr. Lien	Residential construction	Other loans to individuals	Total

At September 30, 2017
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$169	$-	$-	$-	$169
Collectively evaluated for impairment	2,364	477	1,390	2,888	613	510	1,251	89	1,039	563	603	315	152	12,254
	2,364	477	1,390	2,888	613	510	1,251	89	1,039	732	603	315	152	12,423
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,364	$477	$1,390	$2,888	$613	$510	$1,251	$89	$1,039	$732	$603	$315	$152	$12,423

Recorded Investment in Loans:
Individually evaluated for impairment	$463	$-	$468	$434	$-	$538	$-	$211	$1,170	$2,338	$-	$222	$-	$5,845
Collectively evaluated for impairment	407,627	83	353,672	744,610	84,971	83,974	161,810	13,184	269,139	114,135	54,762	48,740	16,715	2,353,421
	408,090	83	354,140	745,044	84,971	84,512	161,810	13,395	270,309	116,473	54,762	48,962	16,715	2,359,266
Purchased credit-impaired	3,060	-	10,205	24,361	-	7,164	-	1,871	17,287	1,005	-	1,522	346	66,821
Total	$411,150	$83	$364,345	$769,405	$84,971	$91,676	$161,810	$15,266	$287,596	$117,478	$54,762	$50,484	$17,061	$2,426,087

At December 31, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$178	$20	$-	$198
Collectively evaluated for impairment	2,720	-	1,286	2,583	567	526	1,484	126	841	-	1,213	415	166	11,927
	2,720	-	1,286	2,583	567	526	1,484	126	841	-	1,391	435	166	12,125
Purchased credit-impaired	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,720	$-	$1,286	$2,583	$567	$526	$1,484	$126	$841	$-	$1,391	$435	$166	$12,125

Recorded Investment in Loans:
Individually evaluated for impairment	$-	$-	$1,006	$1,951	$-	$622	$-	$211	$2,014	$-	$2,392	$243	$-	$8,439
Collectively evaluated for impairment	383,481	-	351,146	710,456	82,707	96,666	194,732	10,727	237,035	-	173,319	56,347	18,537	2,315,153
	383,481	-	352,152	712,407	82,707	97,288	194,732	10,938	239,049	-	175,711	56,590	18,537	2,323,592
Purchased credit-impaired	3,920	-	15,401	30,700	-	8,074	-	1,962	21,472	-	1,088	2,470	368	85,455
Total	$387,401	$-	$367,553	$743,107	$82,707	$105,362	$194,732	$12,900	$260,521	$-	$176,799	$59,060	$18,905	$2,409,047

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

The historical loss experience of the Company is collected quarterly by evaluating internal loss data. The estimated historical loss rates are grouped by loan product type. The Company utilizes average historical losses to represent management’s estimate of losses inherent in a particular portfolio. The historical look back period is estimated by loan type, and the Company applies the appropriate historical loss period which best reflects the inherent loss in the applicable portfolio considering prevailing market conditions. The historic look back periods utilized by management for all loan types was 15 quarters at both September 30, 2017 and December 31, 2016.

The Company also performs a quantitative calculation on the acquired purchased performing loan portfolio. There is no allowance for loan losses established at the acquisition date for purchased performing loans. The historical loss experience discussed above is applied to the purchased performing loan portfolio and the result is compared to the remaining fair value mark on this portfolio. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. This analysis indicated the need for an allowance for loan losses of $197 thousand and $257 thousand for the purchased performing portfolio at September 30, 2017 and December 31, 2016, respectively. The remaining mark on the purchased performing loan portfolio was $2.5 million and $3.4 million at September 30, 2017 and December 31, 2016, respectively.

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

There were no outstanding reserves on PCI loans as of September 30, 2017 or December 31, 2016.

The Company evaluates and estimates off-balance sheet credit exposure at the same time it estimates credit losses for loans by a similar process. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both September 30, 2017 and December 31, 2016, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

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

Classified:

Loans in classes that comprise the commercial and consumer portfolio segments that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans are not corrected in a timely manner.

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following tables present the recorded investment in the Company's loans as of September 30, 2017 and December 31, 2016, by loan class and by credit quality indicator.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	As of September 30, 2017

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$402,913	$352,896	$763,916	$84,971	$88,620	$161,810	$13,227	$1,868,353
Special mention	7,479	7,760	3,405	-	3,054	-	1,716	23,414
Classified	841	3,689	2,084	-	2	-	323	6,939
Total	$411,233	$364,345	$769,405	$84,971	$91,676	$161,810	$15,266	$1,898,706

	Residential mortgage	HELOC	Residential construction	Other loans to individuals				Total Consumer
Pass	$280,400	$163,853	$50,330	$16,851				$511,434
Special mention	5,163	5,949	30	19				11,161
Classified	2,033	2,438	124	191				4,786
Total	$287,596	$172,240	$50,484	$17,061				$527,381

Total Loans								$2,426,087

	As of December 31, 2016

	Commercial and industrial	CRE - owner- occupied	CRE - investor income producing	AC&D - 1-4 family construction	AC&D - lots, land & development	AC&D - CRE	Other commercial	Total Commercial
Pass	$378,592	$356,214	$735,698	$82,707	$102,146	$194,732	$12,569	$1,862,658
Special mention	7,229	7,779	3,276	-	2,727	-	-	21,011
Classified	1,580	3,560	4,133	-	489	-	331	10,093
Total	$387,401	$367,553	$743,107	$82,707	$105,362	$194,732	$12,900	$1,893,762

	Residential mortgage	HELOC	Residential construction	Other loans to individuals				Total Consumer
Pass	$252,934	$168,460	$58,486	$18,711				$498,591
Special mention	4,707	5,732	312	14				10,765
Classified	2,880	2,607	262	180				5,929
Total	$260,521	$176,799	$59,060	$18,905				$515,285

Total Loans								$2,409,047

Aging Analysis of Accruing and Non-Accruing Loans – The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. PCI loans are included as a single category in the table below as management believes, regardless of their age, there is a lower likelihood of aggregate loss related to these loan pools. Additionally, PCI loans are discounted to allow for the accretion of income on a level yield basis over the life of the loan based on expected cash flows. Regardless of payment status, the associated discount on these loan pools results in income recognition. The following presents, by class, an aging analysis of the Company’s accruing and non-accruing loans as of September 30, 2017 and December 31, 2016.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

	30-59	60-89	Past Due
	Days	Days	90 Days	PCI
	Past Due	Past Due	or More	Loans	Current	Total Loans
As of September 30, 2017
Commercial:
Commercial and industrial	$28	$17	$478	$3,060	$407,650	$411,233
CRE - owner-occupied	760	206	463	10,205	352,711	364,345
CRE - investor income producing	208	280	470	24,361	744,086	769,405
AC&D - 1-4 family construction	-	-	-	-	84,971	84,971
AC&D - lots, land & development	-	-	-	7,164	84,512	91,676
AC&D - CRE	-	-	-	-	161,810	161,810
Other commercial	-	-	211	1,871	13,184	15,266
Total commercial loans	996	503	1,622	46,661	1,848,924	1,898,706

Consumer:
Residential mortgage	1,054	40	1,204	17,287	268,011	287,596
HELOC	12	375	301	1,005	170,547	172,240
Residential construction	-	-	60	1,522	48,902	50,484
Other loans to individuals	63	59	76	346	16,517	17,061
Total consumer loans	1,129	474	1,641	20,160	503,977	527,381
Total loans	$2,125	$977	$3,263	$66,821	$2,352,901	$2,426,087

As of December 31, 2016
Commercial:
Commercial and industrial	$587	$7	$167	$3,920	$382,720	$387,401
CRE - owner-occupied	-	-	385	15,401	351,767	367,553
CRE - investor income producing	169	1,391	1,826	30,700	709,021	743,107
AC&D - 1-4 family construction	-	-	-	-	82,707	82,707
AC&D - lots, land & development	-	-	-	8,074	97,288	105,362
AC&D - CRE	-	-	-	-	194,732	194,732
Other commercial	-	-	211	1,962	10,727	12,900
Total commercial loans	756	1,398	2,589	60,057	1,828,962	1,893,762

Consumer:
Residential mortgage	328	69	2,940	21,472	235,712	260,521
HELOC	80	1,176	886	1,088	173,569	176,799
Residential construction	8	335	509	2,470	55,738	59,060
Other loans to individuals	46	3	24	368	18,464	18,905
Total consumer loans	462	1,583	4,359	25,398	483,483	515,285
Total loans	$1,218	$2,981	$6,948	$85,455	$2,312,445	$2,409,047

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents impaired loans, by class, and the corresponding allowance for loan losses at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016

		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Allowance For	Recorded	Principal	Allowance For
	Investment	Balance	Loan Losses	Investment	Balance	Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$463	$465	$-	$-	$-	$-
CRE - owner-occupied	463	468	-	995	1,078	-
CRE - investor income producing	435	436	-	1,481	1,489	-
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	538	668	-	622	748	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	211	211	-
Total commercial loans	2,110	2,248	-	3,309	3,526	-
Consumer:
Residential mortgage	1,161	1,218	-	2,052	2,077	-
HELOC	1,122	1,189	-	1,183	1,190	-
Residential construction	221	242	-	-	-	-
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	2,504	2,649	-	3,235	3,267	-
Total impaired loans with no related allowance recorded	$4,614	$4,897	$-	$6,544	$6,793	$-

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-
CRE - investor income producing	-	-	-	463	463	2
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Total commercial loans	-	-	-	463	463	2
Consumer:
Residential mortgage	-	-	-	-	-	-
HELOC	1,231	1,254	169	1,224	1,248	176
Residential construction	-	-	-	243	243	20
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	1,231	1,254	169	1,467	1,491	196
Total impaired loans with an allowance recorded	$1,231	$1,254	$169	$1,930	$1,954	$198

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$463	$465	$-	$-	$-	$-
CRE - owner-occupied	463	468	-	995	1,078	-
CRE - investor income producing	435	436	-	1,944	1,952	2
AC&D - 1-4 family construction	-	-	-	-	-	-
AC&D - lots, land & development	538	668	-	622	748	-
AC&D - CRE	-	-	-	-	-	-
Other commercial	211	211	-	211	211	-
Total commercial loans	2,110	2,248	-	3,772	3,989	2
Consumer:
Residential mortgage	1,161	1,218	-	2,052	2,077	-
HELOC	2,353	2,443	169	2,407	2,438	176
Residential construction	221	242	-	243	243	20
Other loans to individuals	-	-	-	-	-	-
Total consumer loans	3,735	3,903	169	4,702	4,758	196

Total Impaired Loans Individually Reviewed for Impairment	$5,845	$6,151	$169	$8,474	$8,747	$198

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

During the three and nine months ended September 30, 2017, the Company recognized $26 thousand and $78 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs, within the period the loans were impaired. During the three and nine months ended September 30, 2016, the Company recognized $51 thousand and $121 thousand, respectively, of interest income with respect to impaired loans, specifically accruing TDRs. The average recorded investment and interest income recognized on impaired loans, by class, for the three and nine months ended September 30, 2017 and 2016 are shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2017		2016		2017		2016

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial:
Commercial and industrial	$463	$22	$-	$-	$231	$64	$180	$-
CRE - owner-occupied	449	2	860	-	722	6	1,339	-
CRE - investor income producing	1,154	3	1,406	-	1,251	3	918	13
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	551	20	664	9	587	62	750	29
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	211	-	211	-	211	-	127	-
Total commercial loans	2,828	47	3,141	9	3,002	135	3,313	42
Consumer:
Residential mortgage	1,661	6	2,065	4	1,862	19	1,571	14
Home equity lines of credit	1,097	1	558	-	1,140	2	354	-
Residential construction	111	-	24	-	-	-	155	4
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	2,869	7	2,647	4	3,002	21	2,079	18
Total impaired loans with no related allowance recorded	$5,697	$54	$5,787	$13	$6,004	$156	$5,393	$60

Impaired Loans with an Allowance Recorded:
Commercial:
Commercial and industrial	$-	$-	$-	$-	$-	$-	$-	$-
CRE - owner-occupied	-	-	-	-	-	-	-	-
CRE - investor income producing	-	-	237	18	298	6	95	18
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	-	-	-	-	-	1	-	-
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-	-	-
Total commercial loans	-	-	237	18	298	7	95	18
Consumer:
Residential mortgage	-	-	-	-	-	-	183	-
Home equity lines of credit	1,317	12	1,224	9	1,270	37	1,224	28
Residential construction	111	-	242	-	177	7	97	-
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	1,428	12	1,466	9	1,447	44	1,504	28
Total impaired loans with an allowance recorded	$1,428	$12	$1,703	$27	$1,745	$51	$1,598	$46

Total Impaired Loans Individually Reviewed for Impairment
Commercial:
Commercial and industrial	$463	$22	$-	$-	$231	$64	$180	$-
CRE - owner-occupied	449	2	860	-	722	6	1,339	-
CRE - investor income producing	1,155	3	1,642	18	1,549	9	1,012	31
AC&D - 1-4 family construction	-	-	-	-	-	-	-	-
AC&D - lots, land & development	551	20	664	9	587	63	750	29
AC&D - CRE	-	-	-	-	-	-	-	-
Other commercial	211	-	211	-	211	-	127	-
Total commercial loans	2,829	47	3,377	27	3,300	142	3,408	60
Consumer:
Residential mortgage	1,661	6	2,065	4	1,862	19	1,754	14
Home equity lines of credit	2,413	13	1,782	9	2,410	39	1,578	28
Residential construction	221	-	266	-	177	7	252	4
Other loans to individuals	-	-	-	-	-	-	-	-
Total consumer loans	4,295	19	4,113	13	4,449	65	3,583	46

Total Impaired Loans Individually Reviewed for Impairment	$7,125	$66	$7,490	$40	$7,749	$207	$6,991	$106
Total Impaired Loans Collectively Reviewed for Impairment	$-	$-	$2,651	$11	$-	$-	$2,478	$14

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Nonaccrual and Past Due Loans - It is the general policy of the Company to place a loan on nonaccrual status when there is a probable loss or when there is reasonable doubt that all principal and interest will be collected, or when it is over 90 days past due. At September 30, 2017, there was $206 thousand in loans past due 90 days or more and accruing interest. At December 31, 2016, there was $1.2 million in loans past due 90 days or more and accruing interest. These loans were considered fully collectible at September 30, 2017 and December 31, 2016, respectively. The recorded investment in nonaccrual loans at September 30, 2017 and December 31, 2016 was as follows:

	September 30,	December 31,
	2017	2016
Commercial:
Commercial and industrial	$616	$167
CRE - owner-occupied	1,155	1,085
CRE - investor income producing	1,141	2,193
AC&D - lots, land & development	2	33
Other commercial	211	210
Total commercial loans	3,125	3,688
Consumer:
Residential mortgage	1,751	2,458
HELOC	2,034	2,312
Residential construction	60	242
Other loans to individuals	102	119
Total consumer loans	3,947	5,131
Total nonaccrual loans	$7,072	$8,819

Purchased Credit-Impaired Loans – PCI loans had an unpaid principal balance of $86.8 million and $109.8 million and a carrying value of $66.8 million and $85.5 million at September 30, 2017 and December 31, 2016, respectively. PCI loans represented 2.1% and 2.6% of total assets at September 30, 2017 and December 31, 2016, respectively. Determining the fair value of the PCI loans at the time of acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest and taking into account prepayment assumptions. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carryover of previously established allowance for loan losses from acquired companies.

A summary of changes in the accretable yield for PCI loans for the nine months ended September 30, 2017 and 2016 follows:

	Nine Months Ended September 30,

	2017	2016

Accretable yield, beginning of period	$29,608	$32,509
Addition from the First Capital acquisition	-	1,663
Servicing income	(4,647)	(4,517)
Accretion to interest income	(5,648)	(4,055)
Reclassification of nonaccretable difference due to improvement in expected cash flows	7,541	4,206
Other changes, net	1,953	1,318
Accretable yield, end of period	$28,807	$31,124

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

As of September 30, 2017, the Company had 9 TDR loans totaling $2.4 million, of which $81 thousand are nonaccrual loans. As of December 31, 2016, the Company had 11 TDR loans totaling $2.9 million, of which $374 thousand are nonaccrual loans. The Company had allocated $169 thousand and $198 thousand of specific reserves to customers whose loan terms have been modified in a TDR as of September 30, 2017 and December 31, 2016, respectively.

There were no concessions made during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016.

Commercial TDRs - Commercial TDRs (including commercial and industrial, commercial real estate, AC&D and other commercial loans) often result from a workout where an existing commercial loan is restructured and a concession is given. These workouts may involve lengthening the amortization period of the amortized principal beyond market terms, or reducing the interest rate below market terms for the original remaining life of the loan. In the case of extended amortization, this concession reduces the minimum monthly payment and increases the balloon payment at the end of the term of the loan. Other concessions can potentially involve forgiveness of principal, collateral concessions, or reduction of accrued interest. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than just the TDR classification. All TDRs are designated as impaired loans. TDRs, like other impaired loans, are measured based on discounted cash flows, comparing the modified loan to pre-modified terms or, if the loan is deemed to be collateral dependent, collateral value less anticipated selling costs. TDRs may remain in accruing status if the borrower remains less than 90 days past due per the restructured loan terms and no loss is expected. A borrower may be considered for removal from TDR status if it is no longer experiencing financial difficulties and can qualify for new loan terms, which do not represent a concession, subject to the normal underwriting standards and processes for similar extensions of credit. As of September 30, 2017, the Company has outstanding one commercial TDR with a reduced interest rate and five commercial TDRs where an extension of maturity was granted. All commercial TDRs are paying according to the terms of the modification as of September 30, 2017.

Consumer TDRs - Consumer TDRs (including residential mortgage, HELOC, residential construction and other consumer loans) often result from a workout where an existing loan is modified and a concession is given. These workouts typically lengthen the amortization period of the amortized principal beyond market terms or reduce the interest rate below market terms. The impact of the TDR on the allowance for loan losses is based on the changes in borrower payment performance rather than the TDR classification. TDRs, like other impaired loans, are measured based on the discounted cash flows or collateral value, less anticipated selling costs of the modified loan using pre-modified interest rates. As of September 30, 2017, the Company has three outstanding consumer TDRs where an extension of maturity was granted.  All consumer TDRs are paying according to the terms of the modification as of September 30, 2017.

There were no loans modified as TDRs within the 12 months ended September 30, 2017 and September 30, 2016 for which there was a payment default during the nine months ended September 30, 2017 or September 30, 2016, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The Company does not deem a TDR successful until it has been re-established as an accruing loan. The following table presents TDRs by types of modifications indicated within the three, nine and twelve months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Extended payment terms	-	$-	$-	-	$-	$-
Total	-	$-	$-	-	$-	$-

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended payment terms
CRE - investor income producing	-	$-	$-	1	91	91
Total	-	$-	$-	1	$91	$91

Twelve Months Ended September 30, 2017
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	$-	6	$2,431	-	$-
Total	-	$-	6	$2,431	-	$-

Twelve Months Ended September 30, 2016
	Paid in full		Paying as restructured		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Extended payment terms	-	-	1	91	-	-
Total	-	$-	1	$91	-	$-

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Loans to Directors, Executive Officers and Their Related Interests

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2017	2016

Beginning balance	$15,433	$14,404
Disbursements	1,275	2,806
Repayments	(424)	(1,777)
Ending balance	$16,284	$15,433

At September 30, 2017 and December 31, 2016, the Company had pre-approved but unused lines of credit totaling $2.0 million and $716 thousand, respectively, to related parties.

In addition to related party loans, the Company engages in deposit transactions with its directors, executive officers and their related interests. Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits at September 30, 2017 and December 31, 2016 was $12.2 million and $9.6 million, respectively.

Note 6 – Other Real Estate Owned

The Company owned $2.6 million and $2.4 million in OREO at September 30, 2017 and December 31, 2016, respectively. Transactions in OREO for the three and nine months ended September 30, 2017 and 2016 are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
Non-Covered OREO	2017	2016	2017	2016

Beginning balance	$3,175	$2,866	$2,438	$4,211
Additions	115	311	1,548	449
Transfers from covered to non-covered	-	380	-	380
Sales	(25)	(778)	(1,044)	(1,965)
Writedowns	(662)	(49)	(339)	(345)
Ending balance	$2,603	$2,730	$2,603	$2,730

Covered OREO	2017	2016	2017	2016

Beginning balance	$-	$380	$-	$1,240
Additions	-	-	-	-
Transfers from covered to non-covered	-	-	-	(380)
Sales	-	(380)	-	(782)
Writedowns	-	-	-	(78)
Ending balance	$-	$-	$-	$-

As of September 30, 2017 and December 31, 2016, the Company had $1.4 million and $2.1 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

As of September 30, 2017 and December 31, 2016, the Company had $386 thousand and $12 thousand, respectively, of residential real estate properties in OREO.

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

As of September 30, 2017 and December 31, 2016, the Company had a net DTA in the amount of approximately $18.7 million and $25.7 million, respectively. The decrease is a function of year to date 2017 earnings as well as increases in the fair value of available-for-sale securities. The Company evaluates the carrying amount of the DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon generating a sufficient level of taxable income in future periods, which can be difficult to predict. In addition to projected earnings, the Company also considers projected asset quality, liquidity, its strong capital position, which could be leveraged to increase earning assets and generate taxable income, its growth plans and other relevant factors. Based on the weight of available evidence, the Company determined as of September 30, 2017 and December 31, 2016 that it is more likely than not that it will be able to fully realize the existing DTA and therefore considered it appropriate not to establish a DTA valuation allowance at either September 30, 2017 or December 31, 2016.

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

Basic and diluted earnings per common share have been computed based upon net income as presented in the accompanying condensed consolidated statements of income divided by the weighted-average number of common shares outstanding or assumed to be outstanding as summarized below:

Weighted-Average Shares for Earnings Per Share Calculation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Weighted-average number of common shares outstanding excluding unvested restricted shares	52,943,273	52,361,305	52,823,594	52,333,157

Effect of dilutive stock options and unvested restricted shares	584,010	382,623	657,757	341,158

Weighted-average number of common shares and dilutive potential common Tax effect shares outstanding	53,527,283	52,743,928	53,481,351	52,674,315

At September 30, 2017, there were 1,099,121 stock options and 364,560 restricted shares outstanding. For the three months and nine months ended September 30, 2017, dilutive stock options and restricted shares totaled 458,645 and 125,365 and 499,050 and 158,107, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At September 30, 2016, there were 1,541,416 stock options and 881,497 restricted shares outstanding. For the three months and nine months ended September 30, 2016, dilutive stock options and restricted shares totaled 298,455 and 84,168 and 255,856 and 85,302, respectively.

Note 9 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying unaudited condensed consolidated financial statements. At September 30, 2017, the Company had $698.5 million of pre-approved but unused lines of credit, $6.7 million of standby letters of credit and $4.2 million of commercial letters of credit. At December 31, 2016, the Company had $758.3 million of pre-approved but unused lines of credit, $8.2 million of standby letters of credit and $9.7 million of commercial letters of credit. In management’s opinion, these commitments represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

Note 10 - Derivative Financial Instruments and Hedging Activities

The Company uses certain derivative instruments, including interest rate floors, swaps, and foreign exchange contracts, to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

		September 30, 2017			December 31, 2016

			Estimated Fair Value			Estimated Fair Value
	Balance Sheet Location	National Amount	Gain	Loss	National Amount	Gain	Loss

Cash flow hedges:
Interest rate contracts:	Other assets and other liabilities
Pay fixed swaps with counterparty		$25,000	$-	$223	$25,000	$-	$427

Fair value hedges:
Interest rate contracts:
Pay fixed rate swaps with counterparty	Other liabilities	39,041	-	448	25,151	-	155

Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	Other assets and other liabilities	264,989	3,365	1,930	203,758	2,283	2,247
Matched interest rate swaps with counterparty	Other liabilities	264,989	-	1,820	203,758	-	313
Matched foreign exchange contract with borrower	Other assets	514	44	-	1,857	7	-
Matched foreign exchange contract with counterparty	Other liabilities	514	-	44	1,857	-	7
		531,006	3,409	3,794	411,230	2,290	2,567

Total derivatives		$595,047	$3,409	$4,465	$461,381	$2,290	$3,149

The Company entered into three interest rate swap agreements during December 2013 with an aggregate notional amount of $50.0 million. These derivative instruments are used to protect the Company from future interest rate risk related to a seven-year commitment of floating rate broker-dealer sweep accounts through a brokered deposit program. These derivative instruments are a combination of a $12.5 million forward starting, five-year interest rate swap; a $12.5 million forward starting, seven-year interest rate swap; and a $25.0 million two-year forward starting swap. Effective dates for these derivative instruments were January 2, 2014, January 2, 2014 and January 4, 2016, respectively. These instruments carry a fixed rate of 1.688% with monthly payments commencing February 3, 2014, a fixed rate of 2.341% with monthly payments commencing February 3, 2014, and a fixed rate of 3.104% with monthly payments commencing February 1, 2016, respectively. These derivative instruments are accounted for as cash flow hedges with effective changes in fair market value recorded in other comprehensive income net of tax. In January 2016, the $25.0 million two-year forward starting swap was terminated, resulting in a $1.9 million termination fee. The termination fee is being amortized into interest expense over the remaining life of the underlying instruments of approximately 60 months. These derivative instruments are carried at a fair market value of ($223) thousand and $(427) thousand at September 30, 2017 and December 31, 2016, respectively, and are included in other liabilities.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

At September 30, 2017 and December 31, 2016, the Company had loan swaps, with an aggregate notional amount of $39.0 million and $25.2 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are used to protect the Company from interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The derivative instruments are used to convert these fixed rate loans to an effective floating rate. If the variable rate is below the stated fixed rate of the loan for a given period, the Company will owe the counterparty the notional amount times the difference between the variable rate and the stated fixed rate. If the variable rate is above the stated rate for any given period during the term of the contract, the Company will receive payments based on the notional amount times the difference between the variable rate and the stated fixed rate.

To meet the needs of its customers, the Company enters into interest rate swap agreements to convert customers’ variable rate loans with the Company to a fixed rate. To offset this interest rate risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to swap these fixed rate agreements into variable rates. The interest rate swaps are used to provide the customer fixed rate financing while managing interest rate risk and were not designated as hedges. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly, with varying maturities. The interest rate swaps had an aggregate notional amount of $265.0 million at September 30, 2017 representing the amount of fixed rate receivables outstanding and variable rate liabilities outstanding, and are included in other assets and other liabilities at their fair values of $3.4 million and $3.8 million, respectively. All changes in fair value are recorded as other income within non-interest income. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. The foreign exchange contracts had a notional amount of $514 thousand and $1.9 million at September 30, 2017 and December 31, 2016, respectively, representing the amount of contracts outstanding in U.S. dollars. The fair value of these contracts are included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income.

The following table details the location and amounts recognized in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income:

	Effective Portion
	Pre-tax gain (loss)					Pre-tax gain (loss) reclassified
	recognized in OCI					from AOCI into income
	For the three months ended Sept 30,		For the nine months ended Sept 30,		Location of amounts reclassified	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2017	2016	2017	2016	from AOCI into Income	2017	2016	2017	2016

Cash flow hedges:
Interest rate contracts	$54	$355	$204	$(1,344)	Total interest expense	$146	$86	$459	$263

		Pre-tax gain (loss)
		recognized in income
		For the three months ended		For the nine months ended
	Location of amounts	Sept 30,		Sept 30,
	recognized in income	2017	2016	2017	2016
Fair value hedges:
Interest rate contracts
Pay fixed rate swaps with counterparty	Total interest income	$(49)	$(73)	$(179)	$(226)

Not designated as hedges:
Client-related interest rate contracts	Other income	927	(32)	2,181	$(320)
		$878	$(105)	$2,002	$(546)

Because of the unfavorable position of outstanding swap instruments at September 30, 2017 and December 31, 2016, the Company posted collateral of approximately $8.1 million and $1.2 million, respectively, with the related counterparties.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2017			September 30, 2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$251	$24	$227	$(553)	$(198)	$(355)
Change in net unrealized gain (loss) on securities transferred to held to maturity	65	26	39	26	26	-
Reclassification adjustment for net gains recognized in net income	-	-	-	-	-	-
Total securities available for sale and transferred securities	316	50	266	(527)	(172)	(355)

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	54	52	2	355	171	184
Change in the accumulated loss on terminated cash flow hedge derivatives	(52)	-	(52)	93	34	59
Reclassification adjustment for interest payments	146	66	80	86	(31)	117
Total derivatives	148	118	30	534	174	360

Total other comprehensive income	$464	$168	$296	$7	$2	$5

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$2,189	$64	$2,125	$6,256	$2,339	$3,917
Change in net unrealized gain (loss) on securities transferred to held to maturity	191	225	(34)	78	90	(12)
Reclassification adjustment for net gains recognized in net income	(58)	-	(58)	93	-	93
Total securities available for sale and transferred securities	2,322	289	2,033	6,427	2,429	3,998

Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	204	168	36	(1,344)	155	(1,499)
Change in the accumulated loss on terminated cash flow hedge derivatives	(180)	294	(474)	278	(577)	855
Reclassification adjustment for interest payments	459	278	181	263	96	167
Total derivatives	483	740	(257)	(803)	(326)	(477)

Total other comprehensive income	$2,805	$1,029	$1,776	$5,624	$2,103	$3,521

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, by component for the periods indicated.

	Securities Available for Sale	Securities Transferred from Available for Sale to Held to Maturity	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$3,672	$(751)	$(6,203)	$(3,282)
Other comprehensive income (loss) before reclassifications	2,095	-	36	2,131
Amounts reclassified from accumulated other comprehensive loss	(58)	-	179	121
Transfer of securities from available for sale to held to maturity	26	(28)	(474)	(476)
Net other comprehensive income (loss) during the period	2,063	(28)	(259)	1,776
Balance, September 30, 2017	$5,735	$(779)	$(6,462)	$(1,506)

Balance, January 1, 2016	$564	$(1,065)	$(2,362)	$(2,863)
Other comprehensive income (loss) before reclassifications	3,905	-	(1,499)	2,406
Amounts reclassified from accumulated other comprehensive loss	93	-	167	260
Transfer of securities from available for sale to held to maturity	12	(12)	-	-
Terminated cash flow hedge derivatives	-	-	855	855
Net other comprehensive income (loss) during the period	4,010	(12)	(477)	3,521
Balance, September 30, 2016	$4,574	$(1,077)	$(2,839)	$658

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2017 and December 31, 2016 are as follows:

			Fair Value Measurements
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Financial assets:
Cash and cash equivalents	$98,216	$98,216	$98,216	$-	$-
Investment securities available-for-sale	384,275	384,275	913	382,042	1,320
Investment securities held-to-maturity	85,704	87,402	-	87,402
Nonmarketable equity securities	18,692	18,692	-	18,692	-
Loans held for sale	1,814	1,814	-	1,814	-
Loans, net of allowance	2,417,162	2,346,310	-	39,041	2,307,269
Accrued interest receivable	6,424	6,424	-	6,424	-
Derivative instruments	3,409	3,409	-	3,409	-

Financial liabilities:
Deposits with no stated maturity	1,810,530	1,810,530	-	1,810,530	-
Deposits with stated maturities	658,393	657,702	-	657,702	-
Short-term borrowings	310,000	310,000	-	310,000	-
Long-term borrowings	29,769	29,769	-	29,769	-
Subordinated loan and junior subordinated debt	33,996	33,996	-	33,996	-
Accrued interest payable	942	942	-	942	-
Derivative instruments	4,465	4,465	-	4,465	-

December 31, 2016
Financial assets:
Cash and cash equivalents	$83,614	$83,614	$83,614	$-	$-
Investment securities available-for-sale	402,501	402,501	-	401,181	1,320
Investment securities held-to-maturity	91,752	92,828	-	92,828	-
Nonmarketable equity securities	17,501	17,501	-	17,501	-
Loans held for sale	7,996	7,996	-	7,996	-
Loans, net of allowance	2,400,061	2,321,390	-	27,941	2,293,449
Accrued interest receivable	6,799	6,799	-	6,799	-
Derivative instruments	2,290	2,290	-	2,290	-

Financial liabilities:
Deposits with no stated maturity	1,772,680	1,772,680	-	1,772,680	-
Deposits with stated maturities	741,072	744,062	-	744,062	-
Short-term borrowings	285,000	285,000		285,000	-
Long-term borrowings	29,736	29,736	-	29,736	-
Subordinated loan and junior subordinated debt	33,501	33,501		33,501	-
Accrued interest payable	541	541	-	541	-
Derivative instruments	3,149	3,149	-	3,149	-

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

Derivative Instruments – Derivative instruments are recorded at fair value on a recurring basis. Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the fair value is determined based on discounted cash flow models. All future floating cash flows are projected and both floating and fixed cash flows are discounted to valuation date. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. At both September 30, 2017 and December 31, 2016, the Company’s derivative instruments consist of interest rate swaps and foreign exchange contacts.

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

At September 30, 2017 and December 31, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. The Company records loans involved in fair value hedges at fair market value on a recurring basis. The Company does not record other loans at fair value on a recurring basis.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents, by level within the fair value hierarchy, the recorded amount of assets and liabilities at September 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
September 30, 2017
Municipal securities	$-	$12,888	$-	$12,888
Residential agency pass-through securities	-	137,230	-	137,230
Residential collateralized mortgage obligations	-	154,903	-	154,903
Commercial mortgage-backed obligations	-	15,493	-	15,493
Asset-backed securities	-	61,523	-	61,523
Corporate and other securities	-	5	1,320	1,325
All other equity securities	913	-	-	913
Fair value loans	-	39,041	-	39,041
Derivative assets	-	3,409	-	3,409
Derivative liabilities	-	(4,465)	-	(4,465)

December 31, 2016
Municipal securities	-	13,319	-	13,319
Residential agency pass-through securities	-	192,765	-	192,765
Residential collateralized mortgage obligations	-	94,410	-	94,410
Commercial mortgage-backed obligations	-	15,497	-	15,497
Asset-backed securities	-	83,951	-	83,951
Corporate and other securities	-	-	1,320	1,320
All other equity securities	1,239	-	-	1,239
Fair value loans	-	27,941	-	27,941
Derivative assets	-	2,290		2,290
Derivative liabilities	-	(3,149)	-	(3,149)

Securities measured on a Level 3 recurring basis at September 30, 2017 and December 31, 2016 include a corporate debt security whose value is determined by the going rate of a similar debt security if it were to enter the market at period end with additional liquidity discounts applied due to a smaller available market. There were no transfers between valuation levels for any accounts for the nine months ended September 30, 2017 and September 30, 2016. If different valuation techniques were deemed necessary, we would consider those transfers to occur at the end of the period that the accounts are valued.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and September 30, 2016.

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

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

Fair Value on a Nonrecurring Basis
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	(Liabilities)
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value
September 30, 2017
OREO	$-	$-	$2,603	$2,603
Impaired loans:
Commercial and industrial	-	-	463	463
CRE - owner-occupied	-	-	463	463
CRE - investor income producing	-	-	435	435
AC&D - lots, land & development	-	-	538	538
Other commercial	-	-	211	211
Residential mortgage	-	-	1,161	1,161
HELOC	-	-	2,353	2,353
Residential construction	-	-	221	221

December 31, 2016
OREO	$-	$-	$2,438	$2,438
Impaired loans:
CRE - owner-occupied	-	-	1,078	1,078
CRE - investor income producing	-	-	353	353
AC&D - lots, land, & development	-	-	748	748
Other commercial	-	-	211	211
Residential mortgage	-	-	2,077	2,077
HELOC	-	-	2,438	2,438
Residential construction	-	-	243	243

In accordance with accounting for foreclosed property, the carrying value of OREO is periodically reviewed and written down to fair value and any loss is included in earnings. During the three months ended September 30, 2017, OREO with a carrying value of $3.2 million was written down by $0.7 million to $2.6 million. During the nine months ended September 30, 2017, OREO with a carrying value of $2.4 million was written down by $0.3 million, offset by net additions of $0.5 million to $2.6 million. During the three months ended September 30, 2016, OREO with a carrying value of $2.9 million was written down by $0.1 million to $2.7 million. During the nine months ended September 30, 2016, there were $2.4 in net sales of OREO and write downs of $0.4 million.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2017.

							Weighted
	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs			Average Discount

OREO	$2,603	Appraisals	Discount to reflect current	0%	-	30%	7.47%
			market conditions

Impaired loans	5,845	Collateral based	Discount to reflect current	0%	-	60%	4.99%
		measurements	market conditions and
			ultimate collectability
	$8,448

Note 13 – Shareholders’ Equity

For the nine months ended September 30, 2017, the Company issued 164,994 restricted stock awards and 1,400 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 82,600 shares in open market transactions and acquired 48,108 shares in connection with satisfaction of tax withholding obligations on vested restricted stock. For the nine months ended September 30, 2016, the Company issued 265,284 restricted stock awards and 1,300 shares of common stock to employees under the 2014 Long-term Incentive Plan, repurchased 248,349 shares in open market transactions and acquired 174,292 shares in connection with satisfaction of tax withholding obligations on vested restricted stock.

The Company maintains share-based plans for directors and employees to attract, retain and provide incentives for key employees and directors in the form of incentive and non-qualified stock options and restricted stock. The total number of shares available for issuance under all outstanding share-based plans is 448,974 as of September 30, 2017.

Activity in the Company’s share-based plans is summarized in the following table:

	For the Nine Months Ended
	September 30, 2017
	Outstanding Options				Nonvested Restricted Shares
		Weighted	Weighted			Weighted
		Average	Average			Average	Aggregate
	Number	Exercise	Contractual	Intrinsic	Number	Grant Date	Intrinsic
	Outstanding	Price	Term (Years)	Value	Outstanding	Fair Value	Value

At December 31, 2016	1,405,515	$7.25	3.18	$5,412,428	405,732	$5.02	$4,377,846
Restricted shares granted	-	-	-		164,994	12.01
Options exercised	(306,394)	6.00	-		-	-
Restricted shares vested	-	-	-		(194,099)	6.95
Expired and forfeited	-	-	-		(12,067)	8.24

At September 30, 2017	1,099,121	$7.59	2.51	$5,459,604	364,560	$9.29	$4,540,249

Exercisable at September 30, 2017	1,099,121

At September 30, 2017, there is no unrecognized compensation cost related to nonvested stock options. There was no total compensation expense for stock options for either the three months ended September 30, 2017 or September 30, 2016. Total compensation expense for stock options was $23 thousand and $6 thousand for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, unrecognized compensation cost related to nonvested restricted shares of $2.6 million is expected to be recognized over a weighted-average period of 1.08 years. Total compensation expense for restricted shares was $484 thousand and $335 thousand for the three months ended September 30, 2017 and 2016, respectively. Total compensation expense for restricted shares was $1.3 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

PARK STERLING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(table amounts in thousands, except share data and per share amounts)

Note 14 – Subsequent Events

Dividend Declaration

On October 25, 2017, the Company announced that its Board of Directors declared a quarterly dividend of $0.04 per common share, payable on November 24, 2017 to all common shareholders of record as of the close of business on November 8, 2017.

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

You should not place undue reliance on any forward-looking statement and should consider all of the following uncertainties and risks: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between South State and the Company; the outcome of any legal proceedings that may be instituted against South State or the Company with respect to the proposed merger; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), or to satisfy any of the other conditions to the proposed merger on a timely basis or at all; the possibility that the anticipated benefits of the merger are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where South State and the Company do business; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger; South State’s ability to complete the acquisition and integrate the Company successfully; inability to generate future organic growth in loan balances, retail banking, wealth management, mortgage banking or capital markets results through the hiring of new personnel, development of new products, opening of de novo branches or otherwise in a timely, cost-effective manner; inability to capitalize on identified revenue enhancements or expense management opportunities; failure of assumptions underlying noninterest expense levels; failure of assumptions underlying the establishment of allowances for loan losses; deterioration in the value of securities held in the investment securities portfolio; our ability to fully realize the value of our net deferred tax asset, including the impact of lower federal income tax rates on the carrying amount or the risk that we may be required to establish a valuation allowance; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on the financial, credit and real estate markets generally, which could negatively impact revenues and the value of our assets and liabilities; changes in general economic or business conditions, customer behavior and other uncertainties that could lead to reduced revenues and deterioration in the credit quality of the loan portfolio or the value of the collateral securing those loans and result in higher credit losses than currently expected; sensitivity to the interest rate environment, include continued low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve, and the impact on net interest margin; cyber-security concerns; failure to anticipate or inability to adapt to rapid technological developments and changes; fluctuations in the market price of the common stock, regulatory, legal and contractual requirements, other uses of capital, the Company’s financial performance, market conditions generally, and future actions by the board of directors, in each case impacting repurchases of common stock or declaration of dividends; the impact of implementation and compliance with legal and regulatory developments including changes in the federal risk-based capital rules; increased competition from both banks and nonbanks; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in accounting, including acquisition accounting fair market value assumptions and accounting for purchased credit-impaired loans, and the impact on the Company’s financial statements; management’s ability to effectively manage credit risk, market risk, operational risk, legal risk, and regulatory and compliance risk; and other factors that may affect future results of South State and the Company. Additional factors that could cause results to differ materially from those described above can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “2016 Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in other documents the Company files with the SEC, and in South State’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and in other documents South State files with the SEC.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in our financial condition as of and results of operations during the three and nine month periods ended September 30, 2017. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding unaudited condensed consolidated financial statements and accompanying notes (the “Unaudited Financial Statements”).

Executive Overview

The Company reported net income of $24.7 million, or $0.47 per share, for the nine months ended September 30, 2017 compared to $14.6 million, or $0.28 per share, for the nine months ended September 30, 2016. Changes in net income for the first nine months of 2017 as compared to the first nine months of 2016 include a $5.0 million, or 6.41%, increase in net interest income and a $0.7 million, or 4.61%, increase in noninterest income, a $7.0 million, or 10.08%, decrease in noninterest expense and a decrease of $1.8 million in provision for loan losses.

The Company reported adjusted net income (non-GAAP), which excludes merger-related expenses and gain or loss on sale of securities, of $25.9 million, or $0.48 per share, for the nine months ended September 30, 2017, compared to $19.8 million, or $0. 38 per share, for the nine months ended September 30, 2016. The increase in adjusted net income (non-GAAP) resulted from higher net interest and noninterest income, a decrease in noninterest expenses driven primarily by cost savings from the acquisition of First Capital Bancorp, Inc. (“First Capital”), lower merger-related costs, and a decrease in provision for loan losses.

Net interest margin (non-FTE) was 3.70% for the nine months ended September 30, 2017, representing a three basis point increase from 3.67% for the nine months ended September 30, 2016. This increase resulted primarily from the increases in market interest rates.

Total assets decreased $8.1 million, or 0.3%, to $3.25 billion at September 30, 2017, compared to total assets of $3.26 billion at December 31, 2016. Cash and equivalents increased 18%, and total loans increased 0.7%, to $2.4 billion due to continued success in origination efforts.

Asset quality remains a point of strength for the Company with nonperforming loans to total loans of 0.40% and nonperforming assets to total assets of 0.38% at September 30, 2017. Nonperforming loans decreased 25.6%, to $9.6 million at September 30, 2017, compared to $12.9 million, or 0.54% of total loans, at December 31, 2016. Nonperforming assets decreased 20.8%, to $12.2 million, or 0.38% of total assets, at September 30, 2017, compared to $15.4 million, or 0.47% of total assets, at December 31, 2016.

Total deposits decreased 1.8%, to $2.47 billion at September 30, 2017, compared to $2.51 billion at December 31, 2016, due to a growth in demand deposits and savings balances of $54.8 million offset by a decline in certificate of deposits, money market deposits and brokered deposits. Growth in demand and savings balances was caused by continued organic growth. Total shareholders’ equity increased $20.9 million, or 5.9% to $376.7 million at September 30, 2017 compared to $355.8 million at December 31, 2016, driven by an increase in retained earnings and an increase in unrealized gains in the marketable securities portfolio from December 31, 2016. The Company’s ratio of total common equity to total assets increased to 11.60% from 10.93% at December 31, 2016. The Company’s ratio of tangible common equity to tangible assets (non-GAAP) increased to 9.56% at September 30, 2017 from 8.84% at December 31, 2016. The Company’s Tier 1 leverage ratio increased to 10.36% at September 30, 2017 from 9.92% at December 31, 2016, primarily due to solid growth in retained earnings.

As noted in the South State Transaction section below, on April 27, 2017 the Company announced the signing on April 26, 2017 of a definitive merger agreement with South State Corporation (“South State”) to combine the two companies and create a $14.5 billion in assets franchise operating throughout the Carolinas, Virginia and Georgia. Under the terms of the agreement, the Company will merge into South State, and the Company’s shareholders will receive 0.14 shares of South State common stock for each share of the Company’s common stock. The aggregate consideration is estimated to total approximately $690.8 million, based on 53,112,726 shares of Park Sterling common stock outstanding as of March 31, 2017 and on South State’s April 26, 2017 closing stock price per share of $91.90.

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

The shareholders of each of the Company and South State approved the Merger in their respective special meetings held on October 25, 2017. Closing of the Merger, however, remains subject to regulatory approvals and other customary closing conditions and currently is expected to close in the fourth quarter of 2017.

Non-GAAP Financial Measures

In addition to traditional financial measures, management provides information it considers useful to investors in understanding the Company’s operating performance and trends, and to facilitate comparisons with the performance of its peers. Management also uses these measures internally to assess and better understand the Company’s underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators used by the Company may differ from the non-GAAP financial measures and performance indicators used by other financial institutions to assess their performance and trends.

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

The following table presents these non-GAAP financial measures and provides a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure reported in the Company’s Unaudited Financial Statements:

Reconciliation of Non-GAAP Financial Measures

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Unaudited)
	(dollars in thousands, except per share amounts)
Tangible common equity to tangible assets
Total assets	$3,247,253	$3,255,396
Less: intangible assets	(73,392)	(74,755)
Tangible assets	$3,173,861	$3,180,641

Total common equity	$376,689	$355,845
Less: intangible assets	(73,392)	(74,755)
Tangible common equity	$303,297	$281,090

Tangible common equity	303,297	281,090
Divided by: tangible assets	3,173,861	3,180,641
Tangible common equity to tangible assets	9.56%	8.84%
Common equity to assets	11.60%	10.93%

Adjusted allowance for loan losses (1)
Allowance for loan losses	$12,423	$12,125
Plus: acquisition accounting net FMV adjustments to acquired loans	22,456	27,773
Adjusted allowance for loan losses	$34,879	$39,898
Divided by: total loans (excluding LHFS before FMV adjustments)	2,452,041	2,439,959
Adjusted allowance for loan losses to total loans	1.42%	1.64%
Allowance for loan losses to total loans	0.51%	0.50%

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Adjusted net income
Net Income (as reported)	$8,694	$6,324	$24,710	$14,617
Plus: merger-related expenses	592	1,487	1,515	7,948
Less: (gain) loss on sale of securities	-	-	(58)	93
Less: tax impact of merger-related expenses and gain on sale of securities	(84)	(499)	(300)	(2,870)
Adjusted net income	$9,202	$7,312	$25,867	$19,788

Divided by: weighted average diluted shares	53,527,283	52,743,928	53,481,351	52,674,315
Adjusted basic and diluted earnings per share	$0.17	$0.14	$0.48	$0.38
Estimated tax rate	14.19%	33.56%	20.59%	35.69%

Adjusted noninterest expense
Noninterest expense	$20,142	$21,112	$62,233	$69,211
Less: merger-related expenses	(592)	(1,487)	(1,515)	(7,948)
Adjusted noninterest expense	$19,550	$19,625	$60,718	$61,263

Adjusted return on average assets
Adjusted net income	$9,202	$7,312	$25,867	$19,788
Divided by: average assets	3,292,629	3,186,799	3,289,419	3,151,614
Multiplied by: annualization factor	3.97	3.98	1.34	1.34
Adjusted return on average assets	1.11%	0.91%	1.05%	0.84%
Return on average assets	1.05%	0.79%	1.00%	0.62%

Adjusted return on average equity
Adjusted net income	$9,202	$7,312	$25,867	$19,788
Divided by: average common equity	374,463	357,577	366,748	352,897
Multiplied by: annualization factor	3.97	3.98	1.34	1.34
Adjusted return on average assets	9.75%	8.14%	9.43%	7.49%
Return on average assets	9.21%	7.04%	9.01%	5.53%

(1)

Provided merely as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios; fair market adjustments are available only for losses on acquired loans.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and anticipated effects on results of operations and financial condition.

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

Financial Condition at September 30, 2017 and December 31, 2016

Total assets decreased $8.1 million to $3.25 billion at September 30, 2017 compared to total assets of $3.26 billion at December 31, 2016. During the nine months, cash and interest-earning balances increased $14.9 million, or 18.0%, to $98.0 million at September 30, 2017 from $83.0 million at December 31, 2016; total loans increased $17.4 million, or 0.7%, to $2.43 billion at September 30, 2017 from $2.41 billion at December 31, 2016; and investment securities, which include available-for-sale and held-to-maturity securities, decreased to $470.0 million at September 30, 2017 from $494.3 million at December 31, 2016.

Total liabilities of $2.87 billion at September 30, 2017 decreased $29.0 million, or 1.0%, compared to total liabilities of $2.90 billion at December 31, 2016. Total deposits decreased $44.8 million, or 1.8%, to $2.47 billion at September 30, 2017 from $2.51 billion at December 31, 2016. Total borrowings increased $26 million, or 7.3%, to $373.8 million at September 30, 2017 from $348.2 million at December 31, 2016, including $25.0 million of additional short-term FHLB borrowings.

The decline in assets and liabilities at September 30, 2017 from December 31, 2016 is primarily driven by decreases in earning assets and interest-bearing liabilities which reflect actions in preparation for the South State merger to use cash flows from maturing investments and loans that are not closely tied to customer relationships to reduce brokered deposits and short-term borrowings.

Total shareholders’ equity increased $20.8 million, or 5.9%, during the first nine months of 2017 to $376.7 million at September 30, 2017. The $20.9 million increase was primarily due to an $18.3 million increase in retained earnings for the nine months ended September 30, 2017. These increases were partially offset by the repurchase of 82,600 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program and the payment of $6.4 million of dividends on common stock.

The following table presents selected ratios for the Company for the three and nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016:

Selected Ratios

	Three months ended		Nine months ended		Twelve months
	September 30,		September 30,		ended
	(annualized)		(annualized)		December 31,
	2017	2016	2017	2016	2016
Return on Average Assets	1.05%	0.79%	1.00%	0.62%	0.63%

Return on Average Equity	9.21%	7.04%	9.01%	5.53%	5.62%

Period End Equity to Total Assets	11.60%	11.12%	11.60%	11.12%	11.17%

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

Securities available-for-sale are carried at fair market value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of tax. Securities held-to-maturity are carried at amortized cost. At September 30, 2017, investment securities totaled $470.0 million compared to $494.3 million at December 31, 2016.

Securities available-for-sale of $51.6 million were sold in the nine months ended September 30, 2017 resulting in gross gains of $58 thousand. Securities available-for-sale of $124.4 million were sold during the nine months ended September 30, 2016 resulting in gross gains of $94 thousand and gross losses of $187 thousand.

At September 30, 2017, our available-for-sale investment portfolio had a net unrealized loss of $150 thousand compared to a $2.0 million net unrealized loss at December 31, 2016. The improvement in the unrealized loss is a result of the increase in market rates at period end. There were no securities with an unrealized loss deemed to be other than temporary at September 30, 2017 or December 31, 2016.

At September 30, 2017, we had $53.1 million in interest-bearing deposits at correspondent banks, all of which was on deposit with the Federal Reserve Bank, compared to $48.9 million in interest-bearing deposits at correspondent banks at December 31, 2016.

Loans

We consider asset quality to be of primary importance, and employ seasoned credit professionals and documented processes to ensure effective oversight of credit approvals and asset quality monitoring. Our internal loan policy is reviewed by our board of directors’ Loan and Risk Committee on an annual basis and our underwriting guidelines are reviewed and updated on a periodic basis. A formal loan review process is maintained both to ensure adherence to lending policies and to ensure accurate loan grading and is reviewed by our board of directors. Since inception, we have promoted the separation of loan underwriting from the loan production staff through our credit department. Currently, credit administration analysts or portfolio managers are responsible for underwriting and assigning proper risk grades for all commercial loans with exposure in excess of $500 thousand. Underwriting is completed on standardized forms including a loan approval form and supporting documents which outline the loan's structure and a detailed analysis of loan purpose, borrower strength (including individual and global cash flow worksheets), repayment sources and, when applicable, collateral positions and guarantor strength. The credit memorandum further identifies exceptions to policy and/or regulatory limits, total exposure, internal risk grades and other relevant credit information. Loans are approved or denied by varying levels of signature authority based on total customer relationship exposure. A management-level loan committee reviews all loans greater than $5 million and is responsible for approving all credits in excess of the chief credit officer and senior credit officers’ lending authority, which was $5 million at September 30, 2017.

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

All acquisition, construction and development (“AC&D”) loans, whether related to commercial or consumer borrowers, are subject to policies, guidelines and procedures specifically designed to properly identify, monitor and mitigate the risk associated with these loans. Loan officers receive and review a cost budget from the borrower at the time an AC&D loan is originated. Loan draws are monitored against the budgeted line items during the development period in order to identify potential cost overruns. Individual draw requests are verified through review of supporting invoices as well as site inspections performed by an external inspector. Additional periodic site inspections are performed by loan officers at times that do not coincide with draw requests in order to keep abreast of ongoing project conditions. Current AC&D loan origination is focused on 1 – 4 family residential construction for retail customers and 1-4 family residential home construction to selected well-qualified builders, as well as owner-occupied commercial and pre-leased commercial build-to-suit properties. Concentrations as a percent of capital are reported to the board of directors on a quarterly basis. Market conditions for AC&D loans has continued to improve due to increasing new home sales in our primary markets. At both September 30, 2017 and December 31, 2016, approximately 1% of our AC&D loan portfolio, commercial and consumer, falls under the watch list. Beginning with the First Capital acquisition and at September 30, 2017 the Bank’s concentration in commercial real estate (CRE) and construction and development (C&D) loans exceeded the thresholds specified in the federal banking agencies’ guidance emphasizing the need for enhanced risk management activities over the CRE and C&D concentrations. As a result, the Bank has instituted the enhanced risk management activities and reviews concentrations periodically with our board of directors’ Loan and Risk Committee.

Our home equity line of credit (“HELOC”) portfolio totaled approximately $172.2 million and $176.8 million at September 30, 2017 and December 31, 2016, respectively. HELOCs typically have a maturity of 10 years and are interest only or have a 1% repayment requirement. At maturity, the full balance is due or is underwritten for renewal. A review of the HELOC portfolio is performed on at least a semi-annual basis.

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

At September 30, 2017, total loans, net of deferred fees and excluding loans held for sale, increased $17.4 million compared to December 31, 2016, due primarily to an increase in consumer loans. The composition of the portfolio remained steady, with commercial loans representing 78% of the total loan portfolio, and consumer loans representing 22% of the total loan portfolio at both September 30, 2017 and December 31, 2016. Our metropolitan markets, which include Charlotte, Raleigh and Wilmington, North Carolina, Greenville and Charleston, South Carolina and Richmond, Virginia, reported a $38.3 million, or 2.2%, decrease in total loans from December 31, 2016 to $1.67 billion at September 30, 2017. The community markets reported a $131.2 million, or 41.6% increase and central business units, which primarily include mortgage, builder finance, private banking and special assets, reported a $33.2 million, or 10.1% decrease.

Total commercial loans increased $4.9 million during the nine months ended September 30, 2017 and represent 78% of the loan portfolio at September 30, 2017. Commercial and industrial and CRE –Investor Income Producing increased $23.8 million and $26.3 million from December 31, 2016 and represents 16.9% and 31.7%, respectively. The increase reflects an increased focus on commercial and industrial and commercial real estate owner occupied lending. Acquisition, construction and development loans decreased $44.3 million and represent 13.9% of the portfolio, down from 15.9% at December 31, 2016. Total Consumer loans increased $12.1 million from December 31, 2016 to September 30, 2017. Residential mortgage increased $27.1 million and represented 7.1% of the loan portfolio. Residential construction decreased $8.6 million and represented 2.1% of the loan portfolio.

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

The following table presents a breakdown of our allowance for loan losses, by component and by loan product type, as of September 30, 2017 and December 31, 2016.

Allowance Allocation by Component

	September 30, 2017
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		PCI Reserve
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance

Commercial:
Commercial and industrial	$-	0.00%	$-	0.00%	$2,363	19.02%	$-	0.00%
Shared National Credits	-	0.00%	-	0.00%	477	3.84%	-	0.00%
CRE - owner-occupied	-	0.00%	45	0.36%	1,345	10.83%	-	0.00%
CRE - investor income producing	-	0.00%	-	0.00%	2,888	23.25%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	613	4.93%	-	0.00%
AC&D - lots, land & development	-	0.00%	-	0.00%	510	4.11%	-	0.00%
AC&D - CRE	-	0.00%	-	0.00%	1,251	10.07%	-	0.00%
Other commercial	-	0.00%	-	0.00%	89	0.72%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	13	0.10%	1,025	8.25%	-	0.00%
Home equity lines of credit:
Junior Lien HELOCS	169	1.36%	74	0.60%	488	3.93%	-	0.00%
Senior Lien HELOCS	-	0.00%	88	0.71%	516	4.15%	-	0.00%
Residential construction	-	0.00%	130	1.05%	186	1.50%	-	0.00%
Other loans to individuals	-	0.00%	14	0.11%	139	1.12%	-	0.00%
Total	$169	1.36%	$364	2.93%	$11,890	95.71%	$-	0.00%

	December 31, 2016
	Specific Reserve		Quantitative Reserve		Qualitative Reserve		Reserve on PCI Loans
	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance	$	% of Total Allowance
	(dollars in thousands)
Commercial:
Commercial and industrial	$-	0.00%	$634	5.23%	$2,086	17.20%	$-	0.00%
Shared National Credits	-	0.00%	-	0.00%	-	0.00%	-	0.00%
CRE - owner-occupied	-	0.00%	54	0.45%	1,233	10.17%	-	0.00%
CRE - investor income producing	-	0.00%	78	0.64%	2,505	20.66%	-	0.00%
AC&D - 1-4 family construction	-	0.00%	-	0.00%	567	4.68%	-	0.00%
AC&D - lots, land, & development	-	0.00%	-	0.00%	526	4.34%	-	0.00%
AC&D - CRE	-	0.00%	75	0.62%	1,410	11.63%	-	0.00%
Other commercial	-	0.00%	-	0.00%	126	1.04%	-	0.00%
Consumer:
Residential mortgage	-	0.00%	153	1.26%	687	5.67%	-	0.00%
HELOC	178	1.47%	273	2.25%	940	7.75%	-	0.00%
Residential construction	20	0.16%	128	1.06%	287	2.37%	-	0.00%
Other loans to individuals	-	0.00%	-	0.00%	165	1.36%	-	0.00%

Total	$198	1.63%	$1,395	11.51%	$10,532	86.86%	$-	0.00%

The allowance for loan losses was $12.4 million, or 0.51% of total loans, at September 30, 2017 compared to $12.1 million, or 0.50% of total loans, at December 31, 2016. The allowance for loan losses is increased for (reduced by) provision for (recovery of) loan losses and reduced by loans charged off, net of recoveries. The increase in the allowance for loan losses from December 31, 2016 was caused by a $1.4 million increase in the qualitative component of the allowance primarily due to loan growth of $17.4 million from December 31, 2016 and an increase in the minimum loss rate component of the qualitative reserve. The increase was partially offset by a decrease in the quantitative factor due to a decrease in historical loss rates applied to the portfolio as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of recoveries.

In accordance with GAAP, loans acquired from Community Capital, Citizens South, Provident Community and First Capital were adjusted to reflect estimated fair market value at acquisition and the associated allowance for loan losses was eliminated. At September 30, 2017, acquired loans comprised 18% of our total loans, compared to 26% at December 31, 2016. The ratio of the adjusted allowance for loan losses to total loans (non-GAAP), which includes the remaining acquisition accounting fair market value adjustments for acquired loans, was 1.42% at September 30, 2017 and 1.64% at December 31, 2016. Adjusted allowance for loan losses to loans is a non-GAAP financial measure, which is provided as supplemental information for comparing the combined allowance and fair market value adjustments to the combined acquired and non-acquired loan portfolios. Fair market value adjustments are available only for losses on acquired loans. For a reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

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

We evaluate and estimate off-balance sheet credit exposure at the same time we estimate credit losses for loans by a similar process, including an estimate of commitment usage levels. These estimated credit losses are not recorded as part of the allowance for loan losses, but are recorded to a separate liability account by a charge to income, if material. Loan commitments, unused lines of credit and standby letters of credit make up the off-balance sheet items reviewed for potential credit losses. At both September 30, 2017 and December 31, 2016, $125 thousand was recorded as an other liability for off-balance sheet credit exposure.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, accruing troubled debt restructurings (“TDRs”), accruing loans for which payments are 90 days or more past due, and OREO, totaled $12.2 million, or 0.38% of total assets, at September 30, 2017 compared to $15.4 million, or 0.47% of total assets, at December 31, 2016. Nonperforming loans, which consist of nonaccrual loans, accruing TDRs and accruing loans for which payments are 90 days or more past due, decreased $3.3 million, or 25.6%, to $9.6 million, or 0.40% of total loans at September 30, 2017, compared to $12.9 million, or 0.54% of total loans, at December 31, 2016. The decrease in nonperforming loans was due primarily to improved payment history for Park Sterling legacy borrowers.

It is our general policy to place a loan on nonaccrual status when it is over 90 days past due and there is reasonable doubt that all principal and interest will be collected. Nonaccrual loans decreased $1.7 million, or 19.8%, to $7.1 million at September 30, 2017 from $8.8 million at December 31, 2016. Nonaccrual TDRs are included in the nonaccrual loan amounts noted. At September 30, 2017, nonaccrual TDR loans were $81 thousand and had no related allowance recorded. At December 31, 2016, nonaccrual TDR loans were $374 thousand and had no related allowances recorded. Accruing TDRs totaled $2.4 million at September 30, 2017 and $2.5 million at December 31, 2016 and had related allowances of $170 thousand and $192 thousand recorded at September 30, 2017 and December 31, 2016, respectively.

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

All loans graded 60 or worse (criticized or classified) are included on our list of “watch loans,” which represent potential problem loans, and are updated periodically and reported to both management and the Loan and Risk Committee of the board of directors quarterly. Impairment analyses are performed on all classified loans (risk grade of 70 or worse) generally greater than $150 thousand as well as selected other loans as deemed appropriate. At September 30, 2017, we maintained “watch loans” totaling $46.3 million compared to $31.9 million at December 31, 2016. Approximately $12.8 million and $8.4 million of the watch loans at September 30, 2017 and December 31, 2016, respectively, were acquired loans. The future level of watch loans cannot be predicted, but rather will be determined by several factors, including overall economic conditions in the markets served.

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

At September 30, 2017, OREO totaled $2.6 million, all of which is recorded at values based on our most recent appraisals. At December 31, 2016, OREO totaled $2.4 million, all of which was recorded at values based on the most recent appraisals then available. This increase in OREO from December 31, 2016 was due to additions of $1.5 million during the first nine months of the year offset by sales of $1.0 million and writedowns of $0.3 million..

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

Total deposits at September 30, 2017 were $2.47 billion, a decrease of $44.8 million, or 1.8%, from December 31, 2016. Money market deposits decreased $15.4 million, or 2.4%, and represented 25% of total deposits at September 30, 2017. Non-interest bearing demand deposits, interest-bearing demand deposits and savings deposits increased $28.9 million, or 5.5%. Brokered money market accounts decreased $20.0 million, or 13.4%. Certificates of deposit and other time deposits decreased $64.2 million or 9.8%, and represented 23.9% of total deposits at September 30, 2017. The following is a summary of deposits at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Noninterest bearing demand deposits	$550,196	$521,295
Interest-bearing demand deposits	477,288	459,238
Money market deposits	615,998	631,414
Savings	106,117	98,295
Brokered deposits	129,588	149,602
Certificates of deposit and other time deposits	589,736	653,908
Total deposits	$2,468,923	$2,513,752

Total borrowings, net of acquisition fair market value adjustments, increased $25.5 million to $373.8 million at September 30, 2017 compared to $348.3 million at December 31, 2016. Borrowings at September 30, 2017 include $34.4 million (after acquisition accounting fair market value adjustments) of Tier 1-eligible junior subordinated debt.

The following table details short and long-term borrowings at September 30, 2017 and December 31, 2016:

			September 30, 2017		December 31, 2016
				Weighted		Weighted
		Interest		Average		Average
	Maturity	Rate	Balance	Interest Rate	Balance	Interest Rate
Short-term borrowings:
FHLB Daily Rate Credit	5/18/2018	1.3200%	$-		$80,000
FHLB Fixed Rate Credit	1/12/2017	0.6400%	-		55,000
FHLB Fixed Rate Credit	1/12/2017	0.6400%	-		75,000
FHLB Adjustable Rate Credit	1/26/2017	0.6300%	-		75,000
FHLB Fixed Rate Credit	11/6/2017	1.1500%	60,000		-
FHLB Fixed Rate Credit	11/9/2017	1.1900%	105,000		-
FHLB Fixed Rate Credit	11/20/2017	1.1700%	20,000		-
FHLB Fixed Rate Credit	10/26/2017	1.1300%	125,000		-
Total short-term borrowings			310,000	1.16%	285,000	0.60%

Long-term borrowings:
Junior subordinated debt	6/15/2036	2.8700%	6,708		$6,564
Junior subordinated debt	12/15/2035	2.8900%	10,243		10,029
Junior subordinated debt	10/01/36	3.0750%	1,533		2,789
Junior subordinated debt	03/01/37	3.0561%	6,965		5,558
Junior subordinated debt	09/21/36	3.0200%	3,898		3,849
Subordinated loan	12/01/25	4.8012%	4,648		4,712
Senior unsecured term loan	12/18/22	4.7500%	29,770		29,736
Total long-term borrowings			63,765	3.93%	63,237	3.73%
	Total borrowings		$373,765		$348,237

Results of Operations

The following table summarizes components of net income and the changes in those components for the three and nine months ended September 30, 2017 and 2016:

Condensed Consolidated Statements of Income

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change		2017	2016	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(Dollars in thousands)				(Dollars in thousands)
Gross interest income	$32,291	$29,444	$2,847	9.7%	$96,080	$89,304	$6,776	7.6%
Gross interest expense	4,457	3,621	836	23.1%	12,578	10,834	1,744	16.1%
Net interest income	27,834	25,823	2,011	7.8%	83,502	78,470	5,032	6.4%

Provision for (recovery of) loan losses	(353)	642	(995)	-155.0%	325	2,080	(1,755)	-84.4%

Noninterest income	5,380	5,447	(67)	-1.2%	16,266	15,549	717	4.6%
Noninterest expense	20,142	21,112	(970)	-4.6%	62,233	69,211	(6,978)	-10.1%
Net income before taxes	13,425	9,516	3,909	41.1%	37,210	22,728	14,482	63.7%

Income tax expense	4,731	3,192	1,539	48.2%	12,500	8,111	4,389	54.1%

Net income	$8,694	$6,324	$2,370	37.5%	$24,710	$14,617	$10,093	69.0%

Net Income. Net income for the three months ended September 30, 2017 was $8.7 million, compared to $6.3 million for the three months ended September 30, 2016. Changes in net income from the third quarter of 2017 include a 7.8% increase in net interest income, a 1.2% decrease in noninterest income and a 4.6% decrease in noninterest expense levels. Annualized return on average assets increased during the three-month period ended June 30, 2017 to 1.05% from 0.79% for the same period in 2016 due primarily to overall improved financial performance through organic growth, leveraging acquisitions, and achieving operating efficiency. Annualized return on average equity increased to 9.21% for the three-month period ended September 30, 2017 from 7.04% for the three-month period ended September 30, 2016 due to improved performance associated with organic growth.

Net income for the nine months ended September 30, 2017, was $24.7 million compared to $14.6 million for the same period in 2016. This increase in net income is due to increases in net interest income and noninterest income, as well as decreases in noninterest expenses and provision for loan losses. Annualized return on average assets for the nine-month periods ended September 30, 2017 and 2016 was 1.00% and 0.62%, respectively. Adjusted annualized return on average assets (non-GAAP) for the nine-month periods ended September 30, 2017 and 2016 was 1.05% and 0.84%, respectively. Annualized return on average equity increased to 9.01% for the nine-month period ended September 30, 2017 from 5.53% for the nine-month period ended September 30, 2016. Adjusted annualized return on average equity (non-GAAP) increased to 9.43% for the nine-month period ended September 30, 2017 from 7.49% for the nine-month period ended September 30, 2016. Adjusted return on average assets and adjusted return on average equity are non-GAAP financial measures. For a reconciliation to the most comparable GAAP measure see “Non-GAAP Financial Measures” above.

Net Interest Income. Our largest source of earnings is net interest income, which is the difference between interest income on interest-earning assets and interest expense paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. Net interest income increased to $27.8 million for the three-month period ended September 30, 2017 from $25.8 million for the three months ended September 30, 2016. The increase is primarily due to a higher yield on interest-earning assets and an increase in average interest earning assets, which result primarily from organic loan growth. Net interest income increased to $83.5 million for the nine-month period ended September 30, 2017 from $78.5 million for the nine months ended September 30, 2016. The increase is again due to a higher yield on interest-earning assets and an increase in average interest earning assets, which represented organic loan growth.

Total average interest-earning assets increased to $3 billion for both the three and nine months ended September 30, 2017 respectively, compared to $2.9 billion in the three and nine months ended September 30, 2016. Average balances of total interest-bearing liabilities increased to $2.4 billion in the three and nine-month periods ended September 30, 2017, compared to $2.3 billion in the same periods in 2016. Our net interest margin increased in the three-month period ended September 30, 2017 to 3.65% from 3.54% in the corresponding period in 2016. Our net interest margin increased to 3.70% in the nine-month period ended September 30, 2017 from 3.67% in the corresponding period in 2016.

The following table summarizes net interest income and average yields and rates paid for the periods indicated:

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Assets	(dollars in thousands)
Interest-earning assets:
Loans, including fees (1)(2)	$2,463,157	$28,924	4.66%	$2,348,297	$26,521	4.49%
Federal funds sold	697	2	1.14%	971	1	0.41%
Taxable investment securities	468,621	2,809	2.40%	483,815	2,583	2.14%
Tax-exempt investment securities	13,049	132	4.05%	14,013	137	3.91%
Other interest-earning assets	81,181	424	2.07%	53,088	202	1.51%

Total interest-earning assets	$3,026,705	32,291	4.22%	2,900,184	29,444	4.04%

Allowance for loan losses	(13,216)			(11,054)
Cash and due from banks	36,802			34,703
Premises and equipment	62,500			65,332
Goodwill	63,317			63,076
Intangible assets	10,281			12,120
Other assets	106,240			122,438
Total assets	$3,292,629			$3,186,799

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$480,574	$90	0.07%	$426,755	$68	0.06%
Savings and money market	739,704	626	0.34%	744,930	777	0.41%
Time deposits - core	598,652	1,251	0.83%	653,937	1,179	0.72%
Brokered deposits	134,596	578	1.70%	156,867	376	0.95%
Total interest-bearing deposits	1,953,526	2,545	0.52%	1,982,489	2,400	0.48%
Short-term borrowings	329,293	986	1.19%	235,870	345	0.58%
Long-term FHLB borrowings	29,764	371	4.95%	29,718	379	5.07%
Subordinated debt	33,914	555	6.49%	33,262	497	5.94%
Total borrowed funds	392,971	1,912	1.93%	298,850	1,221	1.63%

Total interest-bearing liabilities	2,346,497	4,457	0.75%	2,281,339	3,621	0.63%

Net interest rate spread		27,834	3.47%		25,823	3.41%

Noninterest-bearing demand deposits	544,402			502,158
Other liabilities	27,267			45,725
Shareholders' equity	374,463			357,577

Total liabilities and shareholders' equity	$3,292,629			$3,186,799

Net interest margin			3.65%			3.54%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.
(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

	For the Nine Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Assets	(dollars in thousands)
Interest-earning assets:
Loans, including fees (1)(2)	$2,455,429	$85,904	4.68%	$2,307,380	$80,374	4.65%
Federal funds sold	812	6	0.99%	3,894	14	0.48%
Taxable investment securities	481,299	8,729	2.42%	485,004	7,910	2.18%
Tax-exempt investment securities	13,221	402	4.05%	14,728	421	3.81%
Other interest-earning assets	69,102	1,039	2.01%	48,158	585	1.62%

Total interest-earning assets	3,019,863	96,080	4.25%	2,859,164	89,304	4.17%

Allowance for loan losses	(12,788)			(10,296)
Cash and due from banks	36,825			35,488
Premises and equipment	62,759			65,956
Goodwill	63,317			62,881
Intangible assets	10,730			12,470
Other assets	108,713			125,951

Total assets	$3,289,419			$3,151,614

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand	$476,079	$263	0.07%	$426,659	$235	0.07%
Savings and money market	737,203	1,796	0.33%	741,074	2,447	0.44%
Time deposits - core	617,908	3,653	0.79%	683,302	3,670	0.72%
Brokered deposits	142,390	1,738	1.63%	141,009	926	0.88%
Total interest-bearing deposits	$1,973,580	7,450	0.50%	1,992,044	7,278	0.49%
Short-term borrowings	323,077	2,409	1.00%	197,043	890	0.60%
Long-term FHLB borrowings	29,753	1,113	5.00%	53,364	1,229	3.08%
Subordinated debt	33,753	1,606	6.36%	33,098	1,437	5.78%
Total borrowed funds	386,583	5,128	1.77%	283,505	3,556	1.68%

Total interest-bearing liabilities	2,360,163	12,578	0.71%	2,275,549	10,834	0.64%

Net interest rate spread		83,502	3.54%		78,470	3.54%

Noninterest-bearing demand deposits	531,162			480,772
Other liabilities	31,346			42,396
Shareholders' equity	366,748			352,897

Total liabilities and shareholders' equity	$3,289,419			$3,151,614

Net interest margin			3.70%			3.67%

(1) Average loan balances include nonaccrual loans.
(2) Interest income and yields include accretion from acquisition accounting adjustments associated with acquired loans.
(3) Yield/rate calculated on Actual/Actual day count basis, except for yield on investments which is calculated on a 30/360 day count basis.

Provision for (Recovery of) Loan Losses. Our provision for loan losses decreased $995 thousand to a recovery of loan losses of $353 thousand during the three months ended September 30, 2017, compared to $642 thousand provision for loan losses recorded during the corresponding period in 2016. Our provision for loan losses decreased $1.8 million, or 84.4%, to a provision of $325 thousand during the nine months ended September 30, 2017, from a $2.0 million provision during the corresponding period in 2016. Included in the loan loss provision for nine months ended September 30, 2017 was a decrease in allowance for loan losses of $1.0 million for the quantitative component primarily due to decreased historical loss rates as older periods with higher rates of net charge-offs are replaced with more recent periods with higher rates of net recoveries from December 31, 2016. The decrease in the quantitative component for the nine months ended September 30, 2017 was offset by an increase in the provision for purchased performing loans of $197 thousand and a $1.4 million increase in the qualitative component of the allowance.

We had $74 thousand in net recoveries during the three months ended September 30, 2017 compared to net recoveries of $97 thousand during the corresponding period in 2016. We had $27 thousand in net charge-offs during the nine months ended September 30, 2017 compared to net recoveries of $467 thousand during the corresponding period in 2016. The low level of net charge-off and net recoveries during the periods is indicative of very low level of nonperforming loans. There were no charge-offs in excess of fair market value adjustments on PCI loans during the three and nine months ended September 30, 2017.

Noninterest Income. The following table presents components of noninterest income for the three and nine months ended September 30, 2017 and 2016:

Noninterest Income

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	Change		2017	2016	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,737	$1,671	$66	3.9%	$5,144	$4,688	$456	9.7%
Income from fiduciary activities	476	582	(106)	-18.2%	1,526	1,961	(435)	-22.2%
Commissions and fees from investment brokerage	147	157	(10)	-6.4%	430	444	(14)	-3.2%
Income from capital markets	927	680	247	36.3%	2,181	1,515	666	44.0%
Gain (loss) on sale of securities available for sale	-	-	-	100.0%	58	(93)	151	100.0%
ATM and card income	741	730	11	1.5%	2,206	2,079	127	6.1%
Mortgage banking income	471	1,015	(544)	-53.6%	2,207	2,663	(456)	-17.1%
Income from bank-owned life insurance	578	532	46	8.6%	1,732	2,046	(314)	-15.3%
Amortization of indemnification asset and true-up liability expense	-	(139)	139	-100.0%	-	(311)	311	-100.0%
Other noninterest income	303	219	84	38.4%	782	557	225	40.4%

Total noninterest income	$5,380	$5,447	$(67)	-1.2%	$16,266	$15,549	$717	4.6%

Noninterest income decreased $67 thousand, or 1.2%, for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. Noteworthy changes among categories include (i) a $544 thousand decrease in mortgage banking income due to lower volume; (ii) a $106 thousand decrease in income from fiduciary activities; (iii) a $247 thousand increase in income from capital markets due to increased volume; (iv) a $139 thousand decrease in the amortization of indemnification asset and true-up liability expense due to the termination of the FDIC loss sharing agreement in 2016; and (v) a $66 thousand increase in the service charges on deposit accounts.

Noninterest income increased $717 thousand, or 4.6%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Noteworthy changes among categories include (i) a $666 thousand increase in income from capital markets due to increased loan swap activity; (ii) a $456 thousand increase in service charges on deposit accounts, as a result of increased volume, especially in the first quarter of 2017; (iii) a $311 thousand decrease in amortization of indemnification asset and true-up liability expense due to the termination of the FDIC loss sharing agreement in 2016; (iv) a $430 thousand decrease in income from fiduciary activities due to declines in assets under management; (v) a $456 thousand decrease in the mortgage banking income due to a decrease in volume; and (vi) a $312 decrease in income from bank-owned life insurance due to income due to the absence of death benefits received in the first quarter of 2016.

Noninterest Expense. The following table presents components of noninterest expense for the three and nine months ended September 30, 2017 and 2016:

Noninterest Expense

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	Change		2017	2016	Change
	(Unaudited)		$	%	(Unaudited)		$	%
	(dollars in thousands)
Salaries and employee benefits	$11,058	$11,755	$(697)	-5.9%	$33,929	$36,547	$(2,618)	-7.2%
Occupancy and equipment	3,007	3,111	(104)	-3.3%	8,838	9,277	(439)	-4.7%
Advertising and promotion	179	44	135	306.8%	465	832	(367)	-44.1%
Legal and professional fees	954	978	(24)	-2.5%	3,387	2,653	734	27.7%
Deposit charges and FDIC insurance	378	405	(27)	-6.7%	1,305	1,315	(10)	-0.8%
Data processing and outside service fees	2,049	2,331	(282)	-12.1%	5,881	10,078	(4,197)	-41.6%
Communication fees	345	532	(187)	-35.2%	1,268	1,520	(252)	-16.6%
Core deposit intangible amortization	454	458	(4)	-0.9%	1,362	1,374	(12)	-0.9%
Net cost of operation of other real estate owned	20	(92)	112	-121.7%	435	244	191	78.3%
Loan and collection expense	175	425	(250)	-58.8%	502	735	(233)	-31.7%
Postage and supplies	106	115	(9)	-7.8%	355	479	(124)	-25.9%
Other noninterest expense	1,417	1,050	367	35.0%	4,506	4,157	349	8.4%

Total noninterest expense	$20,142	$21,112	$(970)	-4.6%	$62,233	$69,211	$(6,978)	-10.1%

Noninterest expense was $20.1 million for the three months ended September 30, 2017, a decrease of $970 thousand, or 4.6%, from $21.1 million for the corresponding period in 2016. Adjusted noninterest expense (non-GAAP), which excludes merger-related costs of $592 thousand and $1.5 million for the three-month periods ended September 30, 2017 and September 30, 2016, respectively, decreased $75 thousand for the three months ended September 30, 2017, compared to the corresponding period in the prior year reflecting savings from the completion of the First Capital systems conversion in May 2016. Adjusted noninterest expense is a non-GAAP measure. For reconciliation to the most comparable GAAP measure, see “Non-GAAP Financial Measures” above.

Noteworthy changes among categories include (i) salaries and employee benefits decreased $697 thousand, or 5.9%, from the third quarter of 2016, as a result of a decreased headcount; (ii) data processing and outside service fees decreased $282 thousand, or 12.1%, due to the cost savings related to the First Capital acquisition; (iii) other noninterest expense increased $367 thousand in the third quarter of 2017 due primarily to a franchise tax expense accrual reduction recorded in 2016; (iv) advertising and promotion increased $135 thousand due to a one time reduction to expense in 2016 for an accrual true up; and (v) loan and collection expense decreased $250 thousand as a result of improved asset quality.

Total noninterest expense was $62.2 million for the nine months ended September 30, 2017, a decrease of $6.9 million, or 10.1%, from $69.2 million for the corresponding period in 2016. Excluding merger-related expenses of $1.5 million and $7.9 million for the nine-month periods ended September 30, 2017 and 2016, respectively, adjusted noninterest expense (non-GAAP) decreased $545 thousand, or 0.89%, for the nine months ended September 30, 2017, compared to the corresponding period in the prior year. The decrease is primarily due to savings from the completion of the First Capital systems conversion in May 2016.

Noteworthy changes among categories include: (i) data processing and outside service fees decreased $4.1 million, or 41.6%, to $5.9 million for the nine-month period ended September 30, 2017, compared to $10.1 million in the comparable period of 2016, due primarily to the absence of system conversion costs incurred in 2016 related to the First Capital merger; (ii) salaries and employee benefits expenses decreased $2.6 million, or 7.2%, to $33.9 million for the nine months ended September 30, 2017, compared to $36.6 million in the comparable period of 2016, due to the absence of merger-related severance costs of $1.4 million incurred in 2016 and improved operating efficiency following the First Capital systems conversion; (iii) legal and professional fees increased $734 thousand compared to the nine months ended September 30, 2016 due primarily to merger-related professional fees associated with the South State merger; (iv) occupancy and equipment decreased $439 thousand due to office consolidations; (v) advertising and promotion decreased $367 thousand due to decreased advertising spending; and (vi) other noninterest expense costs increased $349 thousand from the nine months ended September 30, 2016, due to a one time reduction to expense in 2016 for an accrual true up.

Income Taxes.  We generate non-taxable income from tax-exempt investment securities and loans as well as from bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes affects our effective tax rate. For the three months ended September 30, 2017, we recognized income tax expense of $4.7 million compared to income tax expense of $3.1 million for the same period in 2016. The effective tax rate for the three months ended September 30, 2017 is 35.24% compared to 33.54% for the same period in 2016. The increase in the effective tax rate during the third quarter of 2017 was due to higher nondeductible expenses associated with the South State merger.

For the nine months ended September 30, 2017, we recognized income tax expense of $12.5 million compared to income tax expense of $8.1 million for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 is 33.59% compared to 35.69% for the same period in 2016. The decrease in the effective tax rate from 2016 is due to the recognition of excess tax benefits on stock-based compensation during 2017.

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

Our internal liquidity ratio (total liquid assets, or cash and cash equivalents, divided by deposits and short-term liabilities) at September 30, 2017 was 13.84% compared to 12.89% at December 31, 2016. Both ratios exceeded our minimum internal target of 10%. In addition, at September 30, 2017, we had $341.8 million of credit available from the FHLB, $310.9 million of credit available from the Federal Reserve Discount Window, and available lines totaling $70.0 million from correspondent banks.

At September 30, 2017, the Company had $698.5 million of pre-approved but unused lines of credit, $6.7 million of standby letters of credit and $4.2 million of commercial letters of credit.

Our capital position is reflected in our shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of our net worth, soundness and viability. We continue to remain in a well-capitalized position. Shareholders’ equity at September 30, 2017 was $376.7 million, compared to $355.8 million at December 31, 2016. The $20.9 million increase was due to an $18.3 million increase in retained earnings for the nine months ended September 30, 2017 and a $1.8 million improvement in accumulated other comprehensive income caused by the effect of market interest rate increases on the fair value of available for sale investment securities. These increases were partially offset by the repurchase of 82,600 shares of Common Stock in open market transactions pursuant to our previously announced share repurchase program and a payment of $6.4 million of dividends on common stock.

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

At September 30, 2017 and December 31, 2016, both the Company and the Bank were “well capitalized”.   Actual and required capital levels at September 30, 2017 and December 31, 2016 are presented below:

	Capital Ratios at September 30, 2017
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$369,311	13.89%	$212,733	8.00%	$279,211	10.50%	$265,916	10.00%
Tier 1 capital (to risk-weighted assets)	356,888	13.42%	159,549	6.00%	226,028	8.50%	212,733	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	356,888	13.42%	119,662	4.50%	186,141	7.00%	172,845	6.50%
Tier 1 capital (to average assets)	356,888	11.10%	128,602	4.00%	128,602	4.00%	160,752	5.00%
Risk Weighted Assets	2,659,157
Average Assets for Tier 1	3,215,042

The Company
Total capital (to risk-weighted assets)	$346,429	13.03%	$212,650	8.00%	$279,103	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	334,006	12.57%	159,487	6.00%	225,940	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	308,102	11.59%	119,615	4.50%	186,069	7.00%	N/A	N/A
Tier 1 capital (to average assets)	334,006	10.36%	128,942	4.00%	128,942	4.00%	N/A	N/A
Risk Weighted Assets	2,658,122
Average Assets for Tier 1	3,223,539

	Capital Ratios at December 31, 2016
	Actual		Minimum Basel III Phase In Requirement		Minimum Basel III Fully Phased In Requirements		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$351,007	13.44%	$208,926	8.00%	$274,215	10.50%	$261,158	10.00%
Tier 1 capital (to risk-weighted assets)	338,882	12.98%	156,695	6.00%	221,984	8.50%	208,926	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	338,882	12.98%	117,521	4.50%	182,810	7.00%	169,752	6.50%
Tier 1 capital (to average assets)	338,882	10.77%	125,918	4.00%	125,918	4.00%	157,397	5.00%
Risk Weighted Assets	2,611,576
Average Assets for Tier 1	3,147,940

The Company
Total capital (to risk-weighted assets)	$326,168	12.48%	$209,040	8.00%	$274,365	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	314,043	12.02%	156,780	6.00%	222,105	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	288,594	11.04%	117,585	4.50%	182,910	7.00%	N/A	N/A
Tier 1 capital (to average assets)	314,043	9.92%	126,627	4.00%	126,627	4.00%	N/A	N/A
Risk Weighted Assets	2,613,003
Average Assets for Tier 1	3,165,665

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In the ordinary course of operations, we may enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Information about our off-balance sheet risk exposure is presented in Note 15 - Off-Balance Sheet Risk of the 2016 Audited Financial Statements included in the 2016 Form 10-K. As part of ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”s), which generally are established for facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2017, we were not involved in any unconsolidated SPE transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2017 from those disclosed or incorporated in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” in our 2016 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed, on August 14, 2017, a putative stockholder class action lawsuit captioned Roskopf v. Park Sterling Corp., C.A. No. 3:17-cv-00483 (the “Roskopf Action”), was filed in the U.S. District Court for the Western District of North Carolina in connection with the South State Merger and on August 15, 2017, a similar putative stockholder class action lawsuit captioned Parshall v. Park Sterling Corp., C.A. No. 3:17-cv-00490 was filed in the same court (the “Parshall Action” and together with the Roskopf Action, the “Actions”).  Both Actions named as defendants the Company and the Company’s board of directors, and the Parshall Action also named South State as a defendant. The complaints in the Actions assert that the Company, the Company’s board of directors and, in the Parshall Action, South State, omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in violation of the Securities Exchange Act of 1934, as amended, and related SEC regulations.   The Company believes the Actions are without merit and specifically denies that any further supplemental disclosure is required under applicable law; however, to avoid the burden and expense of further litigation and to avoid the risk that the Actions may delay or otherwise adversely affect the consummation of the merger, on October12, 2017, the Company entered into a memorandum of understanding (the “MOU”) with the plaintiffs in the Actions and the other named defendants regarding the settlement of the Actions. Pursuant to the terms of the MOU, the Company made available additional information regarding the Merger in the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2017. In return, the plaintiffs agreed to the dismissal of their individual claims asserted in the Actions with prejudice and to the dismissal without prejudice of the claims asserted in the Actions on behalf of a purported class of the Company’s shareholders pursuant to stipulations of dismissal to be filed within three business days after the consummation of the Merger.

Item 1A.   Risk Factors

There have been no material changes in risk factors previously disclosed in the 2016 Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of common stock during the three months ended September 30, 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Repurchases from July 1, 2017 through July 31, 2017	2,343	$11.87	-	2,090,500

Repurchases from August 1, 2017 through August 31, 2017	383	11.60	-	2,090,500

Repurchases from September 1, 2017 through September 30, 2017	575	12.29	-	2,090,500

Total	3,301	11.95	-	2,090,500

(1)

Included in the total number of shares purchased are 2,343, 383, and 575 shares of the Company’s Common Stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock in July, August and September, respectively.

(2)

On October 27, 2016, the board of directors approved a new share repurchase program, effective November 1, 2016, to replace the expiring program. Under the new share repurchase program, which expires November 1, 2018, the Company may repurchase up to 2,650,000 shares from time to time, depending on market conditions and other factors.

During the nine months ended September 30, 2017, the Company did not have any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed August 9, 2016

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35032) filed on May 8, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pu1rsuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK STERLING CORPORATION

Date: November 3, 2017	By:	/s/ James C. Cherry
James C. Cherry
Chief Executive Officer (authorized officer)

Date: November 3, 2017	By:	/s/ Donald K. Truslow
Donald K. Truslow
Chief Financial Officer